Form 10-Q
period 1996-03-31
CNL AMERICAN PROPERTIES FUND INC
filed 1996-05-15
CIK 922981

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -----------------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                      Commission file number
                             33-78790
                      ----------------------


                 CNL American Properties Fund, Inc.
- - ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Maryland                            59-3239115
- - ----------------------------        ------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                                32801
- - ----------------------------        ------------------------------
(Address of principal                       (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                       (407) 422-1574
                                    ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

6,521,985 shares of common stock, $.01 par value, outstanding as of May 9, 1996.





                                   CONTENTS
                                   --------



Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets                  1

             Condensed Consolidated Statements of
               Earnings                                             2

             Condensed Consolidated Statements of
               Stockholders' Equity                                 3

             Condensed Consolidated Statements of
               Cash Flows                                           4-5

             Notes to Condensed Consolidated
               Financial Statements                                 6-15

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  16-22


Part II

  Other Information                                                 23








                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   March 31,     December 31,
               ASSETS                                1996            1995
                                                  -----------    ------------

Land and buildings on operating leases,
  less accumulated depreciation                   $28,313,474    $19,723,726
Net investment in direct financing lease            1,360,414      1,373,882
Cash and cash equivalents                           8,775,306     11,508,445
Receivables                                           462,110        113,613
Mortgage note receivable                            8,540,712             -
Prepaid expenses                                       37,275          8,090
Organization costs, less accumulated
  amortization of $3,318 and $2,318                    16,682         17,682
Loan costs, less accumulated amorti-
  zation of $1,941 at March 31, 1996                   51,559             -
Accrued rental income                                 152,047         39,142
Other assets                                        1,199,916        818,504
                                                  -----------    -----------

                                                  $48,909,495    $33,603,084
                                                  ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                      $    53,659    $        -
Accrued construction costs payable                  1,197,682      1,058,825
Accounts payable and accrued expenses                 106,333         79,904
Escrowed real estate taxes payable                      9,696          9,696
Due to related parties                                415,418        248,584
Deferred financing income                              29,366             -
Rents paid in advance                                  58,268         25,351
                                                  -----------    -----------
      Total liabilities                             1,870,422      1,422,360
                                                  -----------    -----------

Minority interest                                     293,329        200,076
                                                  -----------    -----------

Commitments (Note 13)

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares                                                 -              -
  Excess shares, $.01 par value per share.
    Authorized and unissued 23,000,000
    shares                                                 -              -
  Common stock, $.01 par value per share.
    Authorized 20,000,000 shares, issued
    and outstanding 5,524,188 and 3,865,416,
    respectively                                       55,242         38,654
  Capital in excess of par value                   46,983,886     32,211,833
  Accumulated distributions in excess of
    net earnings                                     (293,384)      (269,839)
                                                  -----------    -----------
      Total stockholders' equity                   46,745,744     31,980,648
                                                  -----------    -----------

                                                  $48,909,495    $33,603,084
                                                  ===========    ===========

               See accompanying notes to condensed consolidated
                             financial statements.









                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                          Quarter Ended
                                                            March 31,
                                                     1996            1995
                                                  ----------      ----------

Revenues:
  Rental income from operating
    leases                                        $  763,155      $       -
  Earned income from direct
    financing lease                                   35,926              -
  Interest and other income                          260,798              -
                                                  ----------      ----------
                                                   1,059,879              -
                                                  ----------      ----------

Expenses:
  General operating and
    administrative                                   128,948              -
  Professional services                               29,692              -
  Asset and mortgage manage-
    ment fees to related party                        40,370              -
  State and other taxes                                2,898              -
  Interest expense                                       159              -
  Depreciation and amorti-
    zation                                            98,472              -
                                                  ----------      ----------
                                                     300,539              -
                                                  ----------      ----------

Earnings Before Minority Interest
  in Income of Consolidated Joint
  Venture                                            759,340              -

Minority Interest in Income of
  Consolidated Joint Venture                         (14,752)             -
                                                  ----------      ----------

Net Earnings                                      $  744,588      $       -
                                                  ==========      ==========

Earnings Per Share of Common
  Stock                                           $      .16      $       -
                                                  ==========      ==========

Weighted Average Number of
  Shares of Common Stock
  Outstanding                                      4,649,040              -
                                                  ==========      ==========

               See accompanying notes to condensed consolidated
                             financial statements.







                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Quarter Ended March 31, 1996 and
                         Year Ended December 31, 1995


                                                      Accumulated
                                                     distributions
                     Common stock       Capital in     in excess
                     Number     Par     excess of        of net
                   of shares   value    par value       earnings      Total
                   ---------- -------  -----------   ------------- ----------

Balance at
  December 31,
  1994              20,000    $   200  $   199,800     $      -    $   200,000

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan           3,845,416     38,454   38,415,704            -     38,454,158

Stock issuance
  costs                 -          -    (6,403,671 )          -     (6,403,671)

Net earnings            -          -            -        368,779       368,779

Distributions
  declared ($.03
  to $.06 per
  share)                -          -            -       (638,618)     (638,618)
                 ---------    -------  -----------     ---------   -----------

Balance at
  December 31,
  1995           3,865,416     38,654   32,211,833      (269,839)   31,980,648

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan           1,658,772     16,588   16,571,135            -     16,587,723

Stock issuance
  costs                 -          -    (1,799,082 )          -     (1,799,082)

Net earnings            -          -            -        744,588       744,588

Distributions
  declared ($.06
  per share)            -          -            -       (768,133)     (768,133)
                 ---------    -------  -----------     ---------   -----------

Balance at
  March 31,
  1996           5,524,188    $55,242  $46,983,886     $(293,384)  $46,745,744
                 =========    =======  ===========     =========   ===========

               See accompanying notes to condensed consolidated
                             financial statements.






                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended
                                                           March 31,
                                                   1996              1995
                                               ------------      ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

  Net cash provided by operating
    activities                                 $    710,678      $         -
                                               ------------      ------------

      Cash Flows From Investing Activities:
        Additions to land and buildings
          on operating leases                    (8,886,922)               -
        Investment in direct financing
          lease                                     (10,000)               -
        Investment in mortgage note
          receivable                             (8,475,000)               -
        Collection of deferred financing
          income                                     29,663                -
        Collection of mortgage note
          payments                                   10,119                -
        Increase in other assets                   (230,181)
                                                                           -
                                               ------------      ------------
            Net cash used in investing
              activities                        (17,562,321)               -
                                               ------------      ------------

      Cash Flows From Financing Activities:
        Reimbursement of acquisition and
          stock issuance costs paid by
          related parties on behalf of
          the Company                              (265,491)               -
        Proceeds of borrowing on line
          of credit                                  53,500                -
        Payment of loan costs                       (53,500)               -
        Contribution from minority
          interest of consolidated
          joint venture                              92,519                -
        Subscriptions received from
          stockholders                           16,587,723                -
        Distribution to minority interest           (14,018)               -
        Distributions to stockholders              (771,465)               -
        Payment of stock issuance costs          (1,515,764)               -
        Other                                         5,000                -
                                               ------------      ------------
            Net cash provided by
              financing activities               14,118,504                -
                                               ------------      ------------

Net Decrease in Cash and Cash Equivalents        (2,733,139)               -

Cash and Cash Equivalents at Beginning
  of Quarter                                     11,508,445               945
                                               ------------      ------------

Cash and Cash Equivalents at End
  of Quarter                                   $  8,775,306      $        945
                                               ============      ============

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition, organization and
      stock issuance costs on behalf
      of the Company as follows:
        Acquisition costs                      $     51,860      $         -
        Organization costs                               -             20,000
        Stock issuance costs                        264,484            49,035
                                               ------------      ------------

                                               $    316,344      $     69,035
                                               ============      ============

    Land, building and other costs
      incurred and unpaid at end of
      quarter                                  $  1,355,767      $         -
                                               ============      ============

    Commissions, marketing support and
      due diligence expense reimbursement
      fee, and other stock issuance costs
      incurred and unpaid at end of quarter    $    195,420      $    525,439
                                               ============      ============

               See accompanying notes to condensed consolidated
                             financial statements.






                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1996 and 1995


1.    Organization and Nature of Business:
      -----------------------------------

      CNL American Properties Fund, Inc. (the "Company") was organized in Maryland on May 2, 1994, for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. To a lesser extent, the Company intends to offer furniture, fixtures and equipment financing ("Secured Equipment Leases") to operators of restaurant chains. Secured Equipment Leases will be funded from the proceeds of a loan of up to ten percent of the gross offering proceeds.

2.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

      The Company was a development stage enterprise from May 2, 1994 through June 1, 1995. Since operations had not begun, activities through June 1, 1995, were devoted to organization of the Company.

      The Company accounts for its 84.69% interest in CNL/Corral South Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Company's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Company's financial position or results of operations.

3.    Leases:
      ------

      The Company leases its land and buildings primarily to operators or franchisees of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases relating to 42 of the Company's Properties have been classified as operating leases (including the leases relating to four properties under construction as of March 31, 1996) and the lease relating to one Property has been classified as a direct financing lease.

4.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                             March 31,      December 31,
                                               1996            1995
                                            -----------     ------------

            Land                            $14,872,121      $ 8,890,471
            Buildings                        12,705,708       10,049,032
                                            -----------      -----------
                                             27,577,829       18,939,503
            Less accumulated
              depreciation                     (194,849)        (100,318)
                                            -----------      -----------
                                             27,382,980       18,839,185
            Construction in
              progress                          930,494          884,541
                                            -----------      -----------

                                            $28,313,474      $19,723,726
                                            ===========      ===========

      Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the quarter ended March 31, 1996, the Company recognized $112,905 of such rental income.

      The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at March 31, 1996:

            1996                                             $ 1,993,738
            1997                                               2,711,955
            1998                                               2,716,736
            1999                                               2,723,430
            2000                                               2,738,584
            Thereafter                                        38,247,056
                                                             -----------

                                                             $51,131,499
                                                             ===========

      These amounts do not include minimum lease payments that will become due when Properties under development are completed (See Note 13).

5.    Net Investment in Direct Financing Lease:
      ----------------------------------------

      The following lists the components of the net investment in direct financing lease at:

                                             March 31,       December 31,
                                               1996              1995
                                            -----------      ------------

            Minimum lease payments
              receivable                    $ 2,480,522      $ 2,498,881
            Estimated residual
              value                                  -           343,740
            Less unearned income             (1,120,108)      (1,468,739)
                                            -----------      -----------

            Net investment in
              direct financing
              lease                         $ 1,360,414      $ 1,373,882
                                            ===========      ===========

      The following is a schedule of future minimum lease payments to be received on the direct financing lease at March 31, 1996:

            1996                                              $  148,848
            1997                                                 198,463
            1998                                                 198,463
            1999                                                 198,463
            2000                                                 201,771
            Thereafter                                         1,534,514
                                                              ----------

                                                              $2,480,522
                                                              ==========

6.    Mortgage Note Receivable:
      ------------------------

      In January 1996, in connection with the acquisition of land for 20 Pizza Hut restaurants in Ohio and Michigan, the Company accepted a promissory note in the principal sum of $8,475,000, collateralized by a mortgage on the buildings on 20 Pizza Hut Properties and three additional Pizza Hut buildings. The promissory note bears interest at a rate of 10.75% per annum and is being collected in 240 equal monthly installments of $86,041. As of March 31, 1996, $8,540,712 was outstanding relating to this note, including $75,831 in accrued interest.

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of significant financial instruments. Management believes, based upon the current terms, that the estimated fair value of the Company's mortgage note receivable is $8,540,712, the same as its carrying value.

7.    Other Assets:
      ------------

      Other assets consisted of the following at:

                                              March 31,      December 31,
                                                1996             1995
                                             ----------      ------------

            Acquisition fees and
              miscellaneous acqui-
              sition expenses to
              be allocated to
              future properties              $1,141,953       $  806,504
            Other                                57,963           12,000
                                             ----------       ----------

                                             $1,199,916       $  818,504
                                             ==========       ==========

8.    Note Payable:
      ------------

      On March 5, 1996, the Company entered into a line of credit and security agreement (the "Loan") with a bank to be used by the Company to offer Secured Equipment Leases. The Loan provides that the Company will be able to receive advances of up to $15,000,000 until March 4, 1998. Generally, advances under the Loan will be fully amortizing term loans repayable in terms equal to the duration of the Secured Equipment Leases, but in no event greater than 72 months. In addition, advances for short-term needs (to acquire equipment to be leased under Secured Equipment Leases) may be requested in an aggregate amount which does not exceed the Revolving Sublimit (defined in the Loan as $1,000,000) and such advances may be repaid and readvanced; provided, however, that advances made pursuant to the Revolving Sublimit shall be converted to term loans the earlier of (i) the end of each 60 day period following the closing date (defined in the Loan as March 5, 1996), or (ii) when the aggregate amount outstanding equals or exceeds $1,000,000. Interest on advances made pursuant to the Revolving Sublimit shall be paid monthly in arrears. In addition, principal amounts under advances pursuant to the Revolving Sublimit, if not sooner paid or converted into term loans, shall be paid, together with any unpaid interest relating to such advances, to the bank on March 5, 1998. Generally, all advances under the Loan will bear interest at either (i) a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (as defined in the Loan) or (ii) a rate per annum equal to the bank's prime rate, whichever the Company selects at the time advances are made. As a condition of obtaining the Loan, the Company agreed to grant to the bank a first security interest in the Secured Equipment Leases. In connection with the Loan, the Company incurred a commitment fee, legal fees and closing costs of $53,500 relating to the Loan. As of March 31, 1996, the note payable includes $53,500 which had been advanced under the Loan to fund the commitment fee, legal fees and closing costs related to the Loan, plus accrued interest of $159. The Company intends to limit advances under the Loan to 10% of gross proceeds of the offering.

9.    Stock Issuance Costs:
      --------------------

      The Company has incurred certain expenses of its offering of shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offering. Preliminary costs incurred prior to raising capital were advanced by an affiliate of the Company, CNL Fund Advisors, Inc. (the "Advisor").
      The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company.

      As of March 31, 1996 and December 31, 1995, the Company had incurred a total of $8,222,753 and $6,423,671, respectively, in organizational and offering costs, including $4,403,350 and $3,076,333, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 11). Of these amounts $8,202,753 and $6,403,671, respectively, has been treated as stock issuance costs and $20,000 has been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

10.   Distributions:
      -------------

      Distributions declared for the quarter ended March 31, 1996, represent approximately $690,000 of ordinary income and approximately $78,000 of return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarter ended March 31, 1996, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996.

11.   Related Party Transactions:
      --------------------------

      During the quarter ended March 31, 1996, the Company incurred $1,244,079 in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of this amount ($1,227,505) was or will be paid as commissions to other broker-dealers.

      In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the quarter ended March 31, 1996, the Company incurred $82,939 of such fees.

      The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of the Properties equal to 4.5% of the total amount raised from the sale of shares. During the quarter ended March 31, 1996, the Company incurred $746,448 of such fees.

      The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value (generally, the total amount invested in the Properties as of the end of the preceding month, exclusive of acquisition fees and acquisition expenses). The asset management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. In addition, the advisory agreement provides that the Advisor will receive a monthly mortgage management fee of one-twelfth of .60% of the Company's total principal amount of the mortgage loans as of the end of the preceding month. As of March 31, 1996, the Company incurred $33,289 in asset management fees, $1,394 of which was capitalized as part of the cost of building for Properties under construction and $8,475 in mortgage management fees.

      The Advisor and its affiliates provide accounting and administrative services to the Company (including accounting and administrative services in connection with the offering of shares) on a day-to-day basis. For the quarters ended March 31, 1996 and 1995, the expenses incurred for these services were classified as follows:

                                                    1996          1995
                                                  --------      --------

            Deferred offering costs               $     -       $ 43,410
            Stock issuance costs                   185,113            -
            General operating and
              administrative expenses               74,032            -
                                                  --------      --------

                                                  $259,145      $ 43,410
                                                  ========      ========

      During the quarter ended March 31, 1996, the Company acquired one Property for approximately $820,625 from an affiliate of the Company. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Company. The Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate (including carrying costs) or the Property's appraised value.

      The due to related parties consisted of the following at:

                                                 March 31,    December 31,
                                                   1996           1995
                                                 ---------    ------------

            Due to the Advisor:
              Expenditures incurred
                on behalf of the
                Company and accounting
                and administrative
                services                          $150,140      $108,316
              Acquisition fees                     143,485        45,118
              Asset and mortgage
                management fees                     20,515         9,108
              Distributions                             -          3,332
                                                  --------      --------
                                                   314,140       165,874
                                                  --------      --------

            Due to CNL Securities Corp:
              Commissions                           94,947        75,197
              Marketing support and due
                diligence expense reim-
                bursement fees                       6,331         5,013
                                                  --------      --------
                                                   101,278        80,210
                                                  --------      --------

            Other                                       -          2,500
                                                  --------      --------

                                                  $415,418      $248,584
                                                  ========      ========

12.   Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Company's total rental and earned income for the quarter ended March 31, 1996:

            Golden Corral Corporation                           $207,664
            Corral South Store I, Inc.                           102,779
            Castle Hill Holdings V, LLC                           97,576
            Foodmaker, Inc.                                       82,633
            Northstar Restaurants, Inc.                           82,341

      During the quarter ended March 31, 1996, the Company also earned $184,949 in interest income from a mortgage note receivable under which Castle Hill Holdings V, LLC is the borrower.

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Company's total rental and earned income for the quarter ended March 31, 1996:

            Golden Corral Family Steakhouse
              Restaurants                                       $371,290
            Pizza Hut                                             97,576
            Jack in the Box                                       82,633
            Boston Market                                         82,341

      Although the Company's Properties are geographically diverse and the Company's lessees operate a variety of restaurant concepts, failure of any one of these restaurant chains or any lessee that contributes more than ten percent of the Company's rental income could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the on-going operations of the lessee.

      It is expected that the percentage of total rental and earned income contributed by these lessees and restaurant chains will decrease as additional Properties are acquired and leased in 1996 and subsequent years.

13.   Commitments:
      -----------

      The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease once construction is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $5,817,200, of which approximately $2,613,400 in land and other costs had been incurred as of March 31, 1996. The buildings currently under construction are expected to be operational by August 1996. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

14.   Subsequent Events:
      -----------------

      During the period April 1, 1996 through May 9, 1996, the Company received subscription proceeds for an additional 997,797 shares ($9,977,971) of common stock.

      On April 1, 1996 and May 1, 1996, the Company declared distributions of $323,748 and $368,153, respectively, or $.0583 per share of common stock, payable in June 1996, to stockholders of record on April 1, 1996 and May 1, 1996, respectively.

      During the period April 1, 1996 through May 9, 1996, the Company acquired eight Properties (five of which are undeveloped land on which restaurants are being constructed and three of which are land only) for cash at a total cost of approximately $2,755,000, excluding closing and development costs. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement. The development costs (including the purchase of the land and closing costs) to be paid by the Company relating to the five properties under construction are estimated to be approximately $6,193,000. The buildings under construction are expected to be operational by October 1996.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- - ------------

      The Company is a Maryland corporation that was organized on May 2, 1994, to acquire Properties, directly or indirectly through Joint Venture or co-tenancy arrangements, to be leased on a long-term, "triple-net" basis to operators of certain restaurant chains. In addition, the Company may provide mortgage loans for the purchase of buildings, generally by tenants that lease the underlying land from the Company. To a lesser extent, the Company intends to offer secured equipment leases to operators of restaurant chains. Secured equipment leases will be funded from the proceeds of the loan, in an amount up to 10% of gross proceeds from the offering, which the Company has obtained.

      As of March 31, 1996, the Company owned 43 Properties (including one Property through a joint venture arrangement, three consisting of building only and 20 consisting of land only), four of which were under construction at March 31, 1996.

Liquidity and Capital Resources
- - -------------------------------

      In April 1995, the Company commenced an offering of its shares of common stock. As of March 31, 1996, the Company had received subscription proceeds of $55,041,881 (5,504,188 shares) from the offering, including $128,151 (12,815 shares) through the reinvestment plan.

      As of March 31, 1996, net proceeds to the Company from its offering of shares and capital contributions from CNL Fund Advisors, Inc. (the "Advisor") after deduction of organizational and offering expenses, totalled $47,039,128. As of March 31, 1996, approximately $42,800,000 had been used to invest, or committed for investment, in 43 Properties (four of which were undeveloped land on which a restaurant was being constructed), including one Property owned by a joint venture, three Properties consisting of building only and 20 Properties consisting of land only, in providing mortgage financing of $8,475,000 to the tenant of the 20 Properties consisting of land only and to pay acquisition fees to the Advisor totalling $2,476,885 and certain acquisition expenses. The Company acquired ten of the 43 Properties from affiliates for purchase prices totalling approximately $7,442,000. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate (including carrying costs) or the Property's appraised value. The Company expects to use net offering proceeds from the sale of shares to purchase additional Properties, to fund construction costs relating to the Properties under construction and to make mortgage loans. The Company expects to use the proceeds of the Loan to fund the secured equipment lease program, as described above. The number of Properties to be acquired and mortgage loans to be entered into will depend upon the amount of net offering proceeds available to the Company.

      The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease once construction is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $5,817,200, of which approximately $2,613,400 in land and other costs had been incurred as of March 31, 1996. The buildings under construction as of March 31, 1996, are expected to be operational by August 1996. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

      During the period April 1, 1996 through May 9, 1996, the Company acquired eight additional Properties (five Properties consisting of undeveloped land on which restaurants are being constructed and three Properties consisting of land only) for cash at a total cost of approximately $2,755,000, excluding development and closing costs. The development costs (including the purchase of the land and closing costs) to be paid by the Company relating to the five Properties under construction are estimated to be approximately $6,193,000. The buildings under construction are expected to be operational by October 1996. With regard to the three Properties consisting of land only, the Company is leasing the parcels together with 20 other land parcels to a single lessee pursuant to a master lease agreement. The lessee owns the buildings located on the 23 Properties.

      The Company presently is negotiating to acquire additional Properties, but as of May 9, 1996, had not acquired any such Properties.

      As of May 9, 1996, the Company had received subscription proceeds of $65,019,852 (6,501,985 shares) from 3,857 stockholders, including $128,151
(12,815 shares) issued pursuant to the reinvestment plan. As of May 9, 1996, the Company had invested, or committed for investment, approximately $49,500,000 of such proceeds in 51 Properties, in providing mortgage financing to the tenant of the 23 Properties consisting of land only through a mortgage loan, and to pay acquisition fees and acquisition expenses, leaving approximately $6,500,000 in net offering proceeds available for investment in Properties and mortgage loans. As of May 9, 1996, the Company had incurred $2,925,893 in acquisition fees due to the Advisor.

      On March 5, 1996, the Company entered into a line of credit and security agreement (the "Loan") with a bank to be used by the Company to offer secured equipment leases. The Loan provides that the Company will be able to receive advances of up to $15,000,000 until March 4, 1998. Generally, advances under the Loan will be fully amortizing term loans repayable in terms equal to the duration of the secured equipment leases, but in no event greater than 72 months. In addition, advances for short-term needs (to acquire equipment to be leased under secured equipment leases) may be requested in an aggregate amount which does not exceed the Revolving Sublimit (defined in the Loan as $1,000,000) and such advances may be repaid and readvanced; provided, however, that advances made pursuant to the Revolving Sublimit shall be converted to term loans the earlier of (i) the end of each 60 day period following the closing date (defined in the Loan as March 5, 1996), or (ii) when the aggregate amount outstanding equals or exceeds $1,000,000. Interest on advances made pursuant to the Revolving Sublimit shall be paid monthly in arrears. In addition, principal amounts under advances pursuant to the Revolving Sublimit, if not sooner paid or converted into term loans, shall be paid, together with any unpaid interest relating to such advances, to the bank on March 5, 1998. Generally, all advances under the Loan will bear interest at either (i) a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (as defined in the Loan) or (ii) a rate per annum equal to the bank's prime rate, whichever the Company selects at the time advances are made. As a condition of obtaining the Loan, the Company agreed to grant to the bank a first security interest in the secured equipment leases. In connection with the Loan, the Company incurred a commitment fee, legal fees and closing costs of $53,500 relating to the Loan. As of April 30, 1996, $53,500 had been advanced under the Loan to fund the commitment fee, legal fees and closing costs related to the Loan. The Company intends to limit advances under the Loan to 10% of Gross Proceeds of the offering.

      Properties are and will be leased on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by management.

      Until Properties are acquired, or mortgage loans are entered into, by the Company, all offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund mortgage loans. At March 31, 1996, the Company had $8,775,306 invested in such short-term investments as compared to $11,508,445 at December 31, 1995. The decrease in the amount invested in short-term investments reflects acquisition and lending activity during the quarter ended March 31, 1996. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make mortgage loans, to pay organization and offering and acquisition costs, to pay distributions to stockholders, to meet Company expenses and, in management's discretion, to create cash reserves.

      During the quarters ended March 31, 1996 and 1995, affiliates of the Company incurred on behalf of the Company $264,484 and $69,035, respectively, for certain organizational and offering expenses. In addition, during the quarter ended March 31, 1996, affiliates of the Company incurred on behalf of the Company $51,860 for certain acquisition expenses and $69,442 for certain operating expenses. As of March 31, 1996, the Company owed the Advisor $150,140 for such amounts and accounting and administrative expenses. In addition, as of March 31, 1996, the Company owed the Advisor $143,485 and $20,515 for acquisition fees and asset management fees, respectively. As of April 30, 1996, the Company had reimbursed all such amounts. The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds. Other liabilities to unrelated parties increased to $1,313,711 at March 31, 1996, from $1,173,776 at December 31, 1995, primarily as a result of the accrual of construction costs incurred and unpaid as of March 31, 1996.

      During the quarter ended March 31, 1996, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $710,678. Based on current and anticipated future cash from operations the Company declared distributions to the stockholders of $768,133 during the quarter ended March 31, 1996. No distributions were paid or declared for the quarter ended March 31, 1995. On April 1, 1996 and May 1, 1996, the Company declared distributions to its stockholders totalling $323,748 and $368,153, respectively, payable in June 1996. For the quarter ended March 31, 1996, approximately 90 percent of the distributions received by stockholders were considered to be ordinary income and 10 percent were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of April 30, 1996, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

      Management believes that the Properties are adequately covered by insurance. During 1995, the Advisor obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. The Company's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Company's operating expenses. Accordingly, management believes that any anticipated decrease in the Company's liquidity in 1996, due to its investment of available net offering proceeds in Properties and mortgage loans, will not have an adverse effect on the Company's operations. During the operational stage, management believes that the leases will generate cash flow in excess of operating expenses.
Since the leases are expected generally to have an initial term of 15 to 20 years, with two or more five-year renewal options, and provide for specified percentage rent in addition to the annual base rent and, in certain cases, increases in the base rent or the percentage rent at specified times during the terms of the leases, it is anticipated that rental income will increase over time.

      Due to anticipated low operating expenses, rental income expected to be obtained from Properties after they are acquired, and the fact that as of April 30, 1996, no significant amounts had been borrowed under the Loan for secured equipment leases and that the Company had not entered into any secured equipment leases, management does not believe that working capital reserves will be necessary at this time. Management has the right to cause the Company to maintain reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

      Management expects that the cash generated from operations will be adequate to pay operating expenses.

Results of Operations
- - ---------------------

      No significant operations commenced until the Company received the minimum offering proceeds of $1,500,000 on June 1, 1995.

      As of March 31, 1996, the Company and its consolidated joint venture had purchased 43 Properties, including one which is owned through a joint venture, three Properties consisting of building only and 20 Properties consisting of land only, and entered into lease agreements relating to these Properties.
The leases provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $89,700 to $413,700. In addition, the leases generally provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase.

      During the quarter ended March 31, 1996, the Company and its consolidated joint venture, CNL/Corral South Joint Venture, earned $799,081 in rental income from operating leases and earned income from the direct financing lease from 41 Properties (excluding two of the Properties under construction as of March 31, 1996). Because the Company did not commence significant operations until it received the minimum offering proceeds on June 1, 1995, and has not yet acquired all of its Properties, revenues for the quarter ended March 31, 1996, represent only a portion of revenues which the Company is expected to earn during a full quarter in which the Company's Properties are operational.

      During the quarter ended March 31, 1996, five lessees of the Company, Golden Corral Corporation, Corral South Store I, Inc., Castle Hill Holdings V, LLC, Foodmaker, Inc. and Northstar Restaurants, Inc., each contributed more than ten percent of the Company's total rental income. Golden Corral Corporation is the lessee under leases relating to six restaurants, Corral South Store I, Inc. is the lessee under a lease relating to one restaurant, Castle Hill Holdings V, LLC is the lessee under leases relating to 20 restaurants, Foodmaker, Inc. is the lessee under leases relating to two restaurants, and Northstar Restaurants, Inc. is the lessee under leases relating to three restaurants. During the quarter ended March 31, 1996, the Company also earned $184,949 in interest income from a mortgage note receivable under which Castle Hill Holdings V, LLC is the borrower. In addition, four restaurant chains, Golden Corral Family Steakhouse, Pizza Hut, Jack in the Box and Boston Market, each accounted for more than ten percent of the Company's total rental income during the quarter ended March 31, 1996. Because the Company has not completed its acquisition of Properties as yet, it is not possible to determine which lessees or restaurant chains will contribute more than ten percent of the Company's rental income during the remainder of 1996 and subsequent years. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's total income in the current and future years, any failure of such lessees, borrowers or restaurants chains could materially affect the Company's income.

      During the quarter ended March 31, 1996, the Company entered into a mortgage loan in the principal sum of $8,475,000, collateralized by a mortgage on the buildings relating to 20 Pizza Hut Properties and three additional Pizza Hut buildings. The mortgage loans bear interest at a rate of 10.75% per annum and are being collected in 240 equal monthly installments of $86,041.
In connection therewith, the Company earned $184,949 in interest income relating to such mortgage loan during the quarter ended March 31, 1996. In addition, the Company also earned $74,600 in interest income from investments in money market accounts or other short-term, highly liquid investments. Interest income is expected to increase as the Company invests subscription proceeds in highly liquid investments pending the acquisition of Properties. However, as net offering proceeds are invested in Properties and used to make mortgage loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

      Operating expenses, including depreciation and amortization expense, were $300,539 for the quarter ended March 31, 1996. Operating expenses, including depreciation and amortization expense, also represent only a portion of operating expenses which the Company is expected to incur during a full quarter in which the Company's Properties are operational. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties.




                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------


Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) The Company filed two reports on Form 8-K, reporting the acquisition of Properties, on February 6, 1996 and March 4, 1996.






                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 14th day of May, 1996.

                              CNL AMERICAN PROPERTIES FUND, INC.


                              By:   /s/ James M. Seneff, Jr.
                                    -----------------------------
                                    JAMES M. SENEFF, JR.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                              By:   /s/ Robert A. Bourne
                                    -----------------------------
                                    ROBERT A. BOURNE
                                    Director and President
                                    (Principal Financial and
                                    Accounting Officer)