Form 10-Q
period 1996-06-30
CNL AMERICAN PROPERTIES FUND INC
filed 1996-08-14
CIK 922981

FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               -----------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                 Commission file number
                        33-78790
                 ----------------------


          CNL American Properties Fund, Inc.
  -----------------------------------------------------
  (Exact name of registrant as specified in its charter)


          Maryland                            59-3239115
- -----------------------------       -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

8,806,849 shares of common stock, $.01 par value, outstanding as of August 6, 1996.
                                   CONTENTS
                                   --------


Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets                  1

             Condensed Consolidated Statements of
               Earnings                                             2

             Condensed Consolidated Statements of
               Stockholders' Equity                                 3

             Condensed Consolidated Statements of
               Cash Flows                                           4-5

             Notes to Condensed Consolidated
               Financial Statements                                 6-16

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  17-23


Part II

  Other Information                                                 24






                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   June 30,     December 31,
               ASSETS                                1996           1995
                                                  -----------   ------------

Land and buildings on operating leases,
  less accumulated depreciation                   $39,754,572   $19,723,726
Net investment in direct financing leases           3,071,035     1,373,882
Cash and cash equivalents                          13,369,577    11,508,445
Receivables                                           114,842       113,613
Mortgage notes receivable                          12,432,362            -
Prepaid expenses                                       31,396         8,090
Organization costs, less accumulated
  amortization of $4,318 and $2,318                    15,682        17,682
Loan costs, less accumulated amorti-
  zation of $8,629 at June 30, 1996                    44,871            -
Accrued rental income                                 215,222        39,142
Other assets                                        1,548,050       818,504
                                                  -----------   -----------

                                                  $70,597,609   $33,603,084
                                                  ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                      $   603,745   $        -
Accrued interest payable                                2,462            -
Accrued construction costs payable                  3,097,615     1,058,825
Accounts payable and accrued expenses                  74,460        79,904
Escrowed real estate taxes payable                      9,696         9,696
Due to related parties                                206,702       248,584
Deferred financing income                              42,518            -
Rents paid in advance                                  22,277        25,351
                                                  -----------   -----------
      Total liabilities                             4,059,475     1,422,360
                                                  -----------   -----------

Minority interest                                     297,808       200,076
                                                  -----------   -----------

Commitments (Note 13)

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares                                                 -             -
  Excess shares, $.01 par value per share.
    Authorized and unissued 23,000,000
    shares                                                 -             -
  Common stock, $.01 par value per share.
    Authorized 20,000,000 shares, issued
    and outstanding 7,701,665 and 3,865,416,
    respectively                                       77,017        38,654
  Capital in excess of par value                   66,612,593    32,211,833
  Accumulated distributions in excess of
    net earnings                                     (449,284)     (269,839)
                                                  -----------   -----------
      Total stockholders' equity                   66,240,326    31,980,648
                                                  -----------   -----------

                                                  $70,597,609   $33,603,084
                                                  ===========   ===========


               See accompanying notes to condensed consolidated
                             financial statements.






                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                Quarter Ended            Six Months Ended
                                   June 30,                  June 30,
                               1996        1995          1996        1995
                            ----------  ----------    ----------  ----------

Revenues:
  Rental income from
    operating leases        $  854,846  $      369    $1,618,001  $      369
  Earned income from
    direct financing
    lease                       50,258          -         86,184          -
  Interest income from
    mortgage notes
    receivable                 280,549          -        465,498          -
  Other interest and
    income                     135,940       7,828       211,789       7,828
                            ----------  ----------    ----------  ----------
                             1,321,593       8,197     2,381,472       8,197
                            ----------  ----------    ----------  ----------

Expenses:
  General operating and
    administrative             140,371       3,352       269,319       3,352
  Professional services         18,699          -         48,391          -
  Asset and mortgage
    management fees to
    related party               57,303          -         97,673          -
  State and other taxes          9,486          19        12,384          19
  Interest expense               3,419          -          3,578          -
  Depreciation and
    amortization               140,290         371       238,762         371
                            ----------  ----------    ----------  ----------
                               369,568       3,742       670,107       3,742
                            ----------  ----------    ----------  ----------

Earnings Before Minority
  Interest in Income of
  Consolidated Joint
  Venture                      952,025       4,455     1,711,365       4,455

Minority Interest in
  Income of Consolidated
  Joint Venture                 (7,571)         -        (22,323)         -
                            ----------  ----------    ----------  ----------

Net Earnings                $  944,454  $    4,455    $1,689,042  $    4,455
                            ========== ===========    ==========  ==========

Earnings Per Share of
  Common Stock              $      .14  $      .01    $      .30  $      .01
                            ========== ===========    ==========  ==========

Weighted Average Number
  of Shares of Common
  Stock Outstanding          6,649,040     340,541     5,649,041     340,541
                            ========== ===========    ==========  ==========


               See accompanying notes to condensed consolidated
                             financial statements.




                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Six Months Ended June 30, 1996 and
                         Year Ended December 31, 1995


                                                     Accumulated
                                                    distributions
                       Common stock      Capital in   in excess
                    -------------------
                      Number     Par     excess of      of net
                    of shares   value    par value     earnings      Total
                    ----------  -------  ----------- ------------ -----------

Balance at
  December 31,
  1994                20,000    $   200  $   199,800   $      -   $   200,000

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan             3,845,416     38,454   38,415,704          -    38,454,158

Stock issuance
  costs                   -          -    (6,403,671)         -    (6,403,671)

Net earnings              -          -            -      368,779      368,779

Distributions
  declared and
  paid ($.03
  to $.06 per
  share)                  -          -            -     (638,618)    (638,618)
                  ----------    -------  -----------   ---------  -----------

Balance at
  December 31,
  1995             3,865,416     38,654   32,211,833    (269,839)  31,980,648

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan             3,836,249     38,363   38,324,127          -    38,362,490

Stock issuance
  costs                   -          -    (3,923,367)         -    (3,923,367)

Net earnings              -          -            -    1,689,042    1,689,042

Distributions
  declared and
  paid ($.06
  per share)              -          -            -   (1,868,487)  (1,868,487)
                  ----------    -------  ----------- -----------  -----------

Balance at
  June 30, 1996    7,701,665    $77,017  $66,612,593 $  (449,284) $66,240,326
                  ==========    ======= ============ ===========  ===========


               See accompanying notes to condensed consolidated
                             financial statements.





                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                           June 30,
                                                   1996              1995
                                               ------------      ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

  Net cash provided by operating
    activities                                 $  1,573,575      $      7,970
                                               ------------      ------------

      Cash Flows From Investing Activities:
        Additions to land and buildings
          on operating leases                   (18,316,555)       (1,192,053)
        Investment in direct financing
          leases                                 (1,555,641)               -
        Investment in mortgage notes
          receivable                            (12,363,000)               -
        Collection of deferred financing
          income                                     43,270                -
        Collection of mortgage notes
          payments                                   41,022                -
        Increase in other assets                   (644,752)         (168,293)
                                               ------------      ------------
            Net cash used in investing
              activities                        (32,795,656)       (1,360,346)
                                               ------------      ------------

      Cash Flows From Financing Activities:
        Reimbursement of acquisition,
          organization and stock issuance
          costs paid by related parties
          on behalf of the Company                 (556,511)       (1,288,234)
        Proceeds of borrowing on line
          of credit                                 603,745                -
        Payment of loan costs                       (53,500)               -
        Contribution from minority
          interest of consolidated
          joint venture                              97,419                -
        Subscriptions received from
          stockholders                           38,362,490         4,849,410
        Distribution to minority interest           (22,010)               -
        Distributions to stockholders            (1,871,820)               -
        Payment of stock issuance costs          (3,502,100)         (377,764)
        Other                                        25,500                -
                                               ------------      ------------
            Net cash provided by
              financing activities               33,083,213         3,183,412
                                               ------------      ------------

Net Increase in Cash and Cash Equivalents         1,861,132         1,831,036

Cash and Cash Equivalents at Beginning
  of Period                                      11,508,445               945
                                               ------------      ------------

Cash and Cash Equivalents at End
  of Period                                    $ 13,369,577      $  1,831,981
                                               ============      ============

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition, organization and
      stock issuance costs on behalf
      of the Company as follows:
        Acquisition costs                      $    107,383      $     42,703
        Organization costs                               -             20,000
        Stock issuance costs                        495,800           518,363
                                               ------------      ------------

                                               $    603,183      $    581,066
                                               ============      ============

    Land, building and other costs
      incurred and unpaid at end of
      period                                   $  3,155,108      $     11,311
                                               ============      ============

    Commissions, marketing support and
      due diligence expense reimbursement
      fee, and other stock issuance costs
      incurred and unpaid at end of period     $    102,398      $    565,954
                                               ============      ============

    Distributions declared and unpaid at
      end of period                            $         -       $     15,148
                                               ============      ============


               See accompanying notes to condensed consolidated
                             financial statements.






                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Quarters and Six Months Ended June 30, 1996 and 1995


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

2.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

      The Company was a development stage enterprise from May 2, 1994 through June 1, 1995. Since operations had not begun, activities through June 1, 1995, were devoted to organization of the Company.

      The Company accounts for its 85.47% interest in CNL/Corral South Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Company's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

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

      Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, certificates of deposit and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Company in demand deposits at commercial banks, money market funds and certificates of deposit may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits investment of temporary cash investments to financial institutions with high credit standing; therefore, management believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Earnings Per Share - Earnings per share are calculated based upon the weighted average number of shares of common stock outstanding during the period the Company was operational.

3.    Leases:
      ------

      The Company leases its land, buildings and equipment subject to Secured Equipment Leases primarily to operators or franchisees of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases relating to 65 of the Company's Properties have been classified as operating leases (including the leases relating to 14 Properties under construction as of June 30, 1996) and the leases relating to three Properties and one Secured Equipment Lease have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portion of one of these leases is accounted for as an operating lease.

4.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                             June 30,       December 31,
                                               1996            1995
                                            -----------     ------------

            Land                            $22,032,580      $ 8,890,471
            Buildings                        12,639,571       10,049,032
                                            -----------      -----------
                                             34,672,151       18,939,503
            Less accumulated
              depreciation                     (300,179)        (100,318)
                                            -----------      -----------
                                             34,371,972       18,839,185
            Construction in
              progress                        5,382,600          884,541
                                            -----------      -----------

                                            $39,754,572      $19,723,726
                                            ===========      ===========

      Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the quarter and six months ended June 30, 1996, the Company recognized $63,175 and $176,080, respectively, and for the quarter and six months ended June 30, 1995, the Company recognized $50, of such rental income.

      The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at June 30, 1996:

            1996                                             $ 1,335,207
            1997                                               2,949,196
            1998                                               2,953,978
            1999                                               2,960,672
            2000                                               2,975,837
            Thereafter                                        42,990,911
                                                             -----------

                                                             $56,165,801
                                                             ===========

      These amounts do not include minimum lease payments that will become due when Properties under development are completed (See Note 13).

5.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of the net investment in direct financing leases at:

                                              June 30,       December 31,
                                               1996              1995
                                            -----------      ------------

            Minimum lease payments
              receivable                    $ 6,179,502      $ 2,498,881
            Estimated residual
              values                            163,176          343,740
            Less unearned income             (3,271,643)      (1,468,739)
                                            -----------      -----------

            Net investment in
              direct financing
              leases                        $ 3,071,035      $ 1,373,882
                                            ===========      ===========

      The following is a schedule of future minimum lease payments to be received on the direct financing leases at June 30, 1996:

            1996                                              $  230,098
            1997                                                 456,288
            1998                                                 456,288
            1999                                                 456,288
            2000                                                 459,607
            Thereafter                                         4,120,933
                                                              ----------

                                                              $6,179,502
                                                              ==========

6.    Mortgage Notes Receivable:
      -------------------------

      In January 1996, in connection with the acquisition of land for 23 Pizza Hut restaurants in Ohio and Michigan, the Company accepted a promissory note in the principal sum of $8,475,000, collateralized by a mortgage on the buildings on the 23 Pizza Hut Properties. The promissory note bears interest at a rate of 10.75% per annum and is being collected in 240 equal monthly installments of $86,041. As of June 30, 1996, $8,509,532 was outstanding relating to this note, including $75,554 in accrued interest.

      In addition, in May 1996, in connection with the acquisition of land for 10 Pizza Hut restaurants in West Virginia and Ohio, the Company accepted a promissory note in the principal sum of $3,888,000, collateralized by a mortgage on the buildings on the 10 Pizza Hut Properties. The promissory note bears interest at a rate of 10.75% per annum and is being collected in 240 equal monthly installments of $39,472. As of June 30, 1996, $3,922,830 was outstanding relating to this note, including $34,830 in accrued interest.

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of significant financial instruments. Management believes, based upon the current terms, that the estimated fair value of the Company's mortgage notes receivable as of June 30, 1996, was $12,432,362, the same as its carrying value.

7.    Other Assets:
      ------------

      Other assets consisted of the following at:

                                               June 30,      December 31,
                                                1996             1995
                                              ----------      ------------

            Acquisition fees and
              miscellaneous acqui-
              sition expenses to
              be allocated to
              future properties              $  844,419       $  806,504
            Deferred costs relating
              to mortgage notes
              receivable                        642,506               -
            Other                                89,835           12,000
                                             ----------       ----------

                                             $1,576,760       $  818,504
                                             ==========       ==========

8.    Note Payable:
      ------------

      On March 5, 1996, the Company entered into a line of credit (the "Loan") and security agreement with a bank. The Loan is to be used by the Company to offer Secured Equipment Leases. The Loan provides that the Company will be able to receive advances of up to $15,000,000 until March 4, 1998. Generally, advances under the Loan will be fully amortizing term loans repayable in terms equal to the duration of the Secured Equipment Leases, but in no event greater than 72 months. In addition, advances for short-term needs (to acquire equipment to be leased under Secured Equipment Leases) may be requested in an aggregate amount which does not exceed the Revolving Sublimit (defined in the Loan as $1,000,000) and such advances may be repaid and readvanced;
      provided, however, that advances made pursuant to the Revolving Sublimit shall be converted to term loans the earlier of (i) the end of each 60 day period following the closing date (defined in the Loan as March 5, 1996), or (ii) when the aggregate amount outstanding equals or exceeds $1,000,000. Interest on advances made pursuant to the Revolving Sublimit shall be paid monthly in arrears. In addition, principal amounts under advances pursuant to the Revolving Sublimit, if not sooner paid or converted into term loans, shall be paid, together with any unpaid interest relating to such advances, to the bank on March 5, 1998. Generally, all advances under the Loan will bear interest at either (i) a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (as defined in the Loan) or (ii) a rate per annum equal to the bank's prime rate, whichever the Company selects at the time advances are made. As a condition of obtaining the Loan, the Company agreed to grant to the bank a first security interest in the Secured Equipment Leases. In connection with the Loan, the Company incurred a commitment fee, legal fees and closing costs of $53,500. As of June 30, 1996, the Company had obtained two advances totalling $603,745 relating to the Loan. The proceeds of the advances were used to fund a Secured Equipment Lease at a cost of approximately $550,000 and to pay $53,500 in loan costs described above. As of June 30, 1996, $606,207 was outstanding relating to the Loan, including $2,462 of accrued interest. As of June 30, 1996, the Company had not yet converted the outstanding principal amounts to term loans, as described above. The Company intends to limit advances under the Loan to 10% of gross proceeds of the offering.

9.    Stock Issuance Costs:
      --------------------

      The Company has incurred certain expenses of its offering of shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offering. Preliminary costs incurred prior to raising capital were advanced by CNL Fund Advisors, Inc. (the "Advisor"). The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company.

      As of June 30, 1996 and December 31, 1995, the Company had incurred a total of $10,347,038 and $6,423,671, respectively, in organizational and offering costs, including $6,145,332 and $3,076,333, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 11). Of these amounts as of June 30, 1996 and December 31, 1995, $10,327,038 and $6,403,671, respectively, has been treated as stock issuance costs and $20,000 has been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

10.   Distributions:
      -------------

      Distributions declared for the six months ended June 30, 1996, represent approximately $1,574,000 of ordinary income and approximately $294,000 of return of capital to stockholders for federal income tax purposes.
      No amounts distributed to the stockholders for the six months ended June 30, 1996, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996.

11.   Related Party Transactions:
      --------------------------

      During the six months ended June 30, 1996, the Company incurred $2,877,187 in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of this amount ($2,603,613) was or will be paid as commissions to other broker-dealers.

      In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the six months ended June 30, 1996, the Company incurred $191,812 of such fees.

      The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of the Properties equal to 4.5% of the total amount raised from the sale of shares. During the six months ended June 30, 1996, the Company incurred $1,726,312 of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases and other assets.

      For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will be entitled to receive from the Company a one-time secured equipment lease servicing fee of two percent of the purchase price of the equipment that is the subject of a Secured Equipment Lease. During the quarter and six months ended June 30, 1996, the Company incurred $10,776 in secured equipment lease servicing fees. Such fees are included in net investment in direct financing leases.

      The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset and mortgage management fee of one-twelfth of 0.60% of the Company's real estate asset value (generally, the total amount invested in the Properties as of the end of the preceding month, exclusive of acquisition fees and acquisition expenses), plus one-twelfth of .60% of the Company's total principal amount of the mortgage loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the quarter and six months ended June 30, 1996, the Company incurred $58,762 and $100,526, respectively, in total asset and mortgage management fees, $1,459 and $2,853, respectively, of which was capitalized as part of the cost of building for Properties under construction. No asset or mortgage management fees were incurred for the quarter and six months ended June 30, 1995.

      The Advisor and its affiliates provide accounting and admini-strative services to the Company (including accounting and administrative services in connection with the offering of shares) on a day-to-day
      basis.    For the six months ended June 30, 1996 and 1995, the expenses incurred for these services were classified as follows:

                                                    1996          1995
                                                  --------      --------

            Stock issuance costs                  $379,090      $200,492
            General operating and
              administrative expenses              154,018           330
                                                  --------      --------

                                                  $533,108      $200,822
                                                  ========      ========

      During the six months ended June 30, 1996, the Company acquired two Properties for an aggregate purchase price of approximately $1,798,000 from affiliates of the Company. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost equal to the cost of the Property to the affiliate (including carrying costs) due to the fact that these amounts were less than each Property's appraised value.

      The due to related parties consisted of the following at:

                                                  June 30,     December 31,
                                                   1996            1995
                                                 ---------     ------------

            Due to the Advisor:
              Expenditures incurred
                on behalf of the
                Company and accounting
                and administrative
                services                          $ 73,221      $108,316
              Acquisition fees                      48,062        45,118
              Asset and mortgage
                management fees                         -          9,108
              Distributions                             -          3,332
                                                  --------      --------
                                                   121,283       165,874
                                                  --------      --------

            Due to CNL Securities Corp:
              Commissions                           80,079        75,197
              Marketing support and due
                diligence expense reim-
                bursement fees                       5,340         5,013
                                                  --------      --------
                                                    85,419        80,210
                                                  --------      --------

            Other                                       -          2,500
                                                  --------      --------

                                                  $206,702      $248,584
                                                  ========      ========

12.   Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Company's total rental and earned income for at least one of the quarters ended June 30:

                                                    1996          1995
                                                  --------      --------

            Castle Hill Holdings V,
              L.L.C. and Castle Hill
              Holdings VI, L.L.C.
              ("Castle Hill")                     $160,536      $     -
            Golden Corral Corporation              142,178            -
            Foodmaker, Inc.                         52,833           369

      During the quarter ended June 30, 1996, the Company also earned $280,549 in interest income from mortgage notes receivable under which Castle Hill is the borrower.

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Company's total rental and earned income for at least one of the quarters ended June 30:

                                                    1996          1995
                                                  --------      --------

            Golden Corral
            Family Steakhouse
              Restaurants                         $313,694      $     -
            Pizza Hut                              160,536            -
            Jack in the Box                         52,833           369

      Although the Company's Properties are geographically diverse and the Company's lessees operate a variety of restaurant concepts, failure of any one of these restaurant chains or any lessee or borrower that contributes more than ten percent of the Company's total income could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the on-going operations of the lessees and borrowers.

      It is expected that the percentage of total rental and earned income contributed by these lessees, borrowers and restaurant chains will decrease as additional Properties are acquired and leased in 1996 and subsequent years.

13.   Commitments:
      -----------

      The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease once construction is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $17,499,600, of which approximately $11,111,000 in land and other costs had been incurred as of June 30, 1996. The buildings currently under construction are expected to be operational by October 1996. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

14.   Subsequent Events:
      -----------------

      During the period July 1, 1996 through August 6, 1996, the Company received subscription proceeds for an additional 1,105,184 shares ($11,051,838) of common stock.

      Subsequent to June 30, 1996, the Company declared distri-butions of $458,646 and $515,906, respectively, or $.059375 per share of common stock, payable in September 1996, to stockholders of record on July 1, 1996 and August 1, 1996, respectively.

      During the period July 1, 1996 through August 6, 1996, the Company acquired six Properties (five of which are undeveloped land on which restaurants are being constructed) for cash at a total cost of approximately $3,083,000, excluding closing and development costs. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement. The development costs (including the purchase of the land and closing costs) to be paid by the Company relating to the five properties under construction are estimated to be approximately $4,578,000. The buildings under construction are expected to be operational by February 1997.

      During the period July 1, 1996 through August 6, 1996, the Company obtained two additional advances totalling approximately $1,093,000 under its $15,000,000 Loan. The proceeds of the advances were used to fund two Secured Equipment Leases at a cost of approximately $1,093,000. In connection with the Company's advances under the Loan, in July 1996, the Company converted a total of approximately $1,686,000 from variable rate advances to fixed rate advances (at a rate of nine percent per annum)(See Note 8).





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------

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

      As of June 30, 1996, the Company owned 68 Properties (including one Property through a joint venture arrangement consisting of land and building, 29 consisting of land and building, five consisting of building only and 33 consisting of land only and in connection with which the Company provided mortgage loans to the tenant for the purchase of the buildings on the Properties). Of the 68 Properties, 14 were under construction at June 30, 1996. In addition, as of June 30, 1996, the Company had entered into a secured equipment lease.

Liquidity and Capital Resources
- -------------------------------

      In April 1995, the Company commenced an offering of its shares of common stock. As of June 30, 1996, the Company had received subscription proceeds of $76,816,648 (7,681,665 shares) from the offering, including $243,167 (24,317 shares) through the reinvest-ment plan.

      As of June 30, 1996, net proceeds to the Company from its offering of shares and capital contributions from CNL Fund Advisors, Inc. (the "Advisor") after deduction of selling commissions, marketing support and due diligence expense reimburse-ment fees and organizational and offering expenses, totalled $66,669,610. As of June 30, 1996, approximately $63,189,000 had been used to invest, or committed for investment, in 68 Properties (14 of which were undeveloped land on which a restaurant was being constructed), in providing mortgage financing of $12,363,000 to the tenants of the 33 Properties consisting of land only and to pay acquisition fees to the Advisor totalling $3,456,749 and certain acquisition expenses. During the six months ended June 30, 1996, the Company acquired two Properties from affiliates, for purchase prices totalling approximately $1,798,000. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost equal to the cost of the Property to the affiliate (including carrying costs) due to the fact that these amounts were less than each Property's appraised value. The Company expects to use net offering proceeds from the sale of shares to purchase additional Properties, to fund construction costs relating to the Properties under construction and to make mortgage loans. The number of Properties to be acquired and mortgage loans to be entered into will depend upon the amount of net offering proceeds available to the Company.

      On March 5, 1996, the Company entered into a line of credit (the "Loan") and security agreement with a bank. The Loan is to be used by the Company to offer secured equipment leases. The Loan provides that the Company will be able to receive advances of up to $15,000,000 until March 4, 1998. Generally, advances under the Loan will be fully amortizing term loans repayable in terms equal to the duration of the secured equipment leases, but in no event greater than 72 months. In addition, advances for short-term needs (to acquire equipment to be leased under secured equipment leases) may be requested in an aggregate amount which does not exceed the Revolving Sublimit (defined in the Loan as $1,000,000) and such advances may be repaid and readvanced; provided, however, that advances made pursuant to the Revolving Sublimit shall be converted to term loans the earlier of (i) the end of each 60 day period following the closing date (defined in the Loan as March 5, 1996), or (ii) when the aggregate amount outstanding equals or exceeds $1,000,000. Interest on advances made pursuant to the Revolving Sublimit shall be paid monthly in arrears. In addition, principal amounts under advances pursuant to the Revolving Sublimit, if not sooner paid or converted into term loans, shall be paid, together with any unpaid interest relating to such advances, to the bank on March 5, 1998. Generally, all advances under the Loan will bear interest at either (i) a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (as defined in the Loan) or (ii) a rate per annum equal to the bank's prime rate, whichever the Company selects at the time advances are made. As a condition of obtaining the Loan, the Company agreed to grant to the bank a first security interest in the secured equipment leases. In connection with the Loan, the Company incurred a commitment fee, legal fees and closing costs of $53,500 relating to the Loan. As of June 30, 1996, the Company had obtained two advances totalling $603,745 relating to the Loan. The proceeds were used to fund a Secured Equipment Lease at a cost of approximately $550,000, including a secured equipment lease servicing fee of $10,776 to the Advisor and to pay loan costs of $53,500 described above. The Company expects to use the proceeds of the Loan to fund the secured equipment lease program, as described above. The Company intends to limit advances under the Loan to 10% of gross proceeds of the offering.

      The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease once construction is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $17,499,600, of which approximately $11,111,000 in land and other costs had been incurred as of June 30, 1996. The buildings under construction as of June 30, 1996, are expected to be operational by October 1996. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

      During the period July 1, 1996 through August 6, 1996, the Company acquired six additional Properties (five Properties consisting of undeveloped land on which restaurants are being constructed) for cash at a total cost of approximately $3,083,000, excluding development and closing costs. The development costs (including the purchase of the land and closing costs) to be paid by the Company relating to the five Properties under construction are estimated to be approximately $4,578,000. The buildings under construction are expected to be operational by February 1997.

      The Company presently is negotiating to acquire additional Properties, but as of August 6, 1996, had not acquired any such Properties.

      In addition, during the period July 1, 1996 through August 6, 1996, the Company obtained two additional advances totalling approximately $1,093,000 under its $15,000,000 Loan. The proceeds of the advances were used to fund two Secured Equipment Leases at a cost of approximately $1,093,000, including secured equipment lease servicing fees of $21,399 paid to the Advisor. In connection with the Company's advances under the Loan, in July 1996, the Company converted a total of approximately $1,686,000 from variable rate advances to fixed rate advances (at a rate of nine percent per annum).

      As of August 6, 1996, the Company had received subscription proceeds of $87,868,486 (8,786,849 shares) from 4,916 stockholders, including $243,167
(24,317 shares) issued pursuant to the reinvestment plan. As of August 6, 1996, the Company had invested, or committed for investment, approximately $68,000,000 of such proceeds in 74 Properties, had provided mortgage financing to the tenants of the 33 Properties consisting of land only through mortgage loans, and had paid acquisition fees and acquisition expenses, leaving approximately $8,700,000 in net offering proceeds available for investment in Properties and mortgage loans. As of August 6, 1996, the Company had incurred $3,954,082 in acquisition fees due to the Advisor.

      Properties are and will be leased on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by management.

      Until Properties are acquired, or mortgage loans are entered into, by the Company, all offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund mortgage loans. At June 30, 1996, the Company had $13,369,577 invested in such short-term investments as compared to $11,508,445 at December 31, 1995. The increase in the amount invested in short-term investments reflects subscription proceeds derived from the sale of shares during the six months ended June 30, 1996. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make mortgage loans, to pay organization and offering and acquisition costs, to pay distributions to stockholders, to meet Company expenses and, in management's discretion, to create cash reserves.

      During the six months ended June 30, 1996 and 1995, affiliates of the Company incurred on behalf of the Company $495,800 and $222,894, respectively, for certain organizational and offering expenses. In addition, during the six months ended June 30, 1996 and 1995, affiliates of the Company incurred on behalf of the Company $107,383 and $42,703 for certain acquisition expenses and $149,802 and $12,680 for certain operating expenses. As of June 30, 1996, the Company owed the Advisor $121,283 for such amounts, accounting and administrative expenses and acquisition fees. As of August 6, 1996, the Company had reimbursed all such amounts. The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds. Other liabilities to unrelated parties increased to $3,852,773 at June 30, 1996, from $1,173,776 at December 31, 1995, primarily as a result of the accrual of construction costs incurred and unpaid as of June 30, 1996.

      During the six months ended June 30, 1996 and 1995, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $1,568,399 and $7,970, respectively. Based on current and anticipated future cash from operations, the Company declared distributions to the stockholders of $1,868,487 and $15,148 during the six months ended June 30, 1996 and 1995, respectively, ($1,100,354 and $15,148 for the quarters ended June 30, 1996 and 1995, respectively). On July 1, 1996 and August 1, 1996, the Company declared distributions to its stockholders totalling $458,646 and $515,906, respectively, payable in September 1996. For the six months ended June 30, 1996, approximately 85 percent of the distributions received by stockholders were considered to be ordinary income and 15 percent were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of August 6, 1996, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

      Management believes that the Properties are adequately covered by insurance. During 1995, the Advisor obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The Company's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Company's operating expenses. Accordingly, management believes that any anticipated decrease in the Company's liquidity in 1996, due to its investment of available net offering proceeds in Properties and mortgage loans, will not have an adverse effect on the Company's operations. During the operational stage, management believes that the leases will generate cash flow in excess of operating expenses. Since the leases are expected generally to have an initial term of 15 to 20 years, with two or more five-year renewal options, and provide for specified percentage rent in addition to the annual base rent and, in certain cases, increases in the base rent at specified times during the terms of the leases, it is anticipated that rental income will increase over time.

      Due to anticipated low operating expenses, rental income expected to be obtained from Properties after they are acquired, the fact that as of August 6, 1996, the Company had entered into Secured Equipment Leases for amounts borrowed under the Loan and the fact that payments due to the Company from the Secured Equipment Leases are expected to exceed debt service requirements for the Loan, management does not believe that working capital reserves will be necessary at this time. Management has the right to cause the Company to maintain reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

      Management expects that the cash generated from operations will be adequate to pay operating expenses.

Results of Operations
- ---------------------

      No significant operations commenced until the Company received the minimum offering proceeds of $1,500,000 on June 1, 1995.

      As of June 30, 1996, the Company and its consolidated joint venture had purchased 68 Properties, including one which is owned through a joint venture consisting of land and building, 29 Properties consisting of land and building, five Properties consisting of building only and 33 Properties consisting of land only, and entered into lease agreements relating to these Properties. The leases provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $89,700 to $467,500. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase.

      During the six months ended June 30, 1996 and 1995, the Company and its consolidated joint venture, CNL/Corral South Joint Venture, earned $1,704,185 and $369, respectively, in rental income from operating leases and earned income from the direct financing lease from 54 Properties and "interim rent" for nine of the 14 Properties under construction at June 30, 1996, $905,104 and $369 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. No rental income was earned for five of the 14 Properties under construction as of June 30, 1996, due to the fact that rent does not generally commence until the earlier of (i) the date the restaurant opens for business to the public, (ii) the date the certificate of occupancy for the restaurant is issued or (iii) a specified time after the execution of the lease (ranging from 150 to 180 days). These Properties are expected to be operational by September 1996, at which time rental payments are expected to commence. Because the Company did not commence significant operations until it received the minimum offering proceeds on June 1, 1995, and has not yet acquired all of its Properties, revenues for the six months ended June 30, 1996, represent only a portion of revenues which the Company is expected to earn in future periods in which the Company's Properties are operational.

      During the six months ended June 30, 1996, the Company entered into two mortgage loans in the principal sum of $12,363,000, collateralized by a mortgage on the buildings relating to 33 Pizza Hut Properties. The mortgage loans bear interest at a rate of 10.75% per annum and are being collected in 240 equal monthly installments totalling $125,513. In connection therewith, the Company earned $465,498 in interest income relating to such mortgage loans during the six months ended June 30, 1996, $280,549 of which was earned during the quarter ended June 30, 1996.

      During the quarter ended June 30, 1996, two lessees, or groups of affiliated lessees of the Company, Golden Corral Corporation and Castle Hill Holdings V, L.L.C. and Castle Hill Holdings VI, L.L.C. (hereinafter referred to as Castle Hill), each contributed more than ten percent of the Company's total rental income. Golden Corral Corporation is the lessee under leases relating to five restaurants and Castle Hill is the lessee under leases relating to 33 restaurants. During the quarter ended June 30, 1996, the Company also earned $280,549 in interest income from mortgage notes receivable under which Castle Hill is the borrower. In addition, two restaurant chains, Golden Corral Family Steakhouse and Pizza Hut each accounted for more than ten percent of the Company's total rental income during the quarter ended June 30, 1996. Because the Company has not yet completed its acquisition of Properties, it is not possible to determine which lessees or restaurant chains will contribute more than ten percent of the Company's rental income during the remainder of 1996 and subsequent years, with the exception of Castle Hill and Pizza Hut, both of which the Company anticipates will contribute more than ten percent of the Company's income during the remainder of 1996 and subsequent years. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's total income in the current and future years, any failure of such lessees, borrowers or restaurants chains could materially affect the Company's income.

      During the six months ended June 30, 1996 and 1995, the Company also earned $211,789 and $7,828, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments and other income, $135,940 and $7,828 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. Interest income from investing in money market accounts or other short-term, highly liquid investments is expected to increase as the Company invests subscription proceeds in highly liquid investments pending the acquisition of Properties or investing in mortgage loans. However, as net offering proceeds are invested in Properties and used to make mortgage loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

      Operating expenses, including depreciation and amortization expense, were $670,107 and $3,742 for the six months ended June 30, 1996 and 1995, respectively, of which $369,568 and $3,742 were incurred during the quarters ended June 30, 1996 and 1995, respectively. Operating expenses increased during the quarter and six months ended June 30, 1996, as compared to the quarter and six months ended June 30, 1995, primarily as a result of the fact that the Company did not commence operations until June 1, 1995. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and the Properties under construction become operational. However, depreciation and amortization expense is expected to increase as the Company acquires additional Properties.




                          PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            On May 30, 1996, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the Company failed to receive the required vote of the shareholders to elect the following nominees to the Board of Directors of the
            Company: Messrs. Robert A. Bourne (2,479,528 voted for, 21,785 voted against and 500 abstained), G. Richard Hostetter (2,479,828 voted for, 21,485 voted against and 500 abstained), Richard C. Huseman (2,479,828 voted for, 21,485 voted against and 500 abstained), J. Joseph Kruse (2,479,828 voted for, 21,485 voted against and 500 abstained), and James M. Seneff, Jr. (2,479,528 voted for, 21,785 voted against and 500 abstained). In addition, the Company failed to receive the required vote of Shareholders to grant authority upon such other matters as may come before the meeting as they determine to be in the best interest of the Company.

            On June 26, 1996, the Company reconvened its Annual Meeting and at such meeting, the following nominees were elected to the Board of Directors of the Company: Messrs. Robert A. Bourne (2,910,661 voted for, 28,785 voted against and 500 abstained), G. Richard Hostetter (2,911,961 voted for, 27,485 voted against and 500 abstained), Richard C. Huseman (2,911,961 voted for, 27,485 voted against and 500 abstained), J. Joseph Kruse (2,911,961 voted for, 27,485 voted against and 500 abstained), and James M. Seneff, Jr. (2,910,661 voted for, 28,785 voted against and 500 abstained). In addition, the shareholders granted the Company authority upon such other matters as may come before the meeting as they determine to be in the best interest of the Company (2,781,285 voted for, 25,336 voted against and 133,324 abstained).

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) The Company filed three reports on Form 8-K, reporting the acquisition of Properties, on April 4, 1996, April 29, 1996 and June 4, 1996. In addition, the Company filed two reports on Form 8-K/A on April 26, 1996, amending the Forms 8-K filed on February 6, 1996 and March 6, 1996.




                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 14th day of August, 1996.

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