Form 10-Q
period 1996-09-30
CNL AMERICAN PROPERTIES FUND INC
filed 1996-11-14
CIK 922981

FORM 10-Q

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

                         OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                 Commission file number
                        33-78790
                 ----------------------


            CNL American Properties Fund, Inc.
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)


          Maryland                            59-3239115
-----------------------------       -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

11,631,858 shares of common stock, $.01 par value, outstanding as of November 5, 1996.




                                   CONTENTS
                                   --------


Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets                  1

             Condensed Consolidated Statements of
               Earnings                                             2

             Condensed Consolidated Statements of
               Stockholders' Equity                                 3

             Condensed Consolidated Statements of
               Cash Flows                                           4-5

             Notes to Condensed Consolidated
               Financial Statements                                 6-19

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  20-27


Part II

  Other Information                                                 28







                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                September 30,   December 31,
               ASSETS                               1996            1995
                                                -------------   ------------

Land and buildings on operating leases,
  less accumulated depreciation                  $50,053,887    $19,723,726
Net investment in direct financing leases         10,840,639      1,373,882
Cash and cash equivalents                         22,256,995     11,508,445
Receivables                                          153,642        113,613
Mortgage notes receivable                         12,311,892             -
Prepaid expenses                                      29,283          8,090
Organization costs, less accumulated
  amortization of $5,318 and $2,318                   14,682         17,682
Loan costs, less accumulated amortization
  of $15,317 at September 30, 1996                    38,183             -
Accrued rental income                                314,564         39,142
Other assets                                       1,984,383        818,504
                                                 -----------    -----------

                                                 $97,998,150    $33,603,084
                                                 ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                     $ 2,376,235    $        -
Accrued interest payable                              11,238             -
Accrued construction costs payable                 4,887,602      1,058,825
Accounts payable and accrued expenses                 38,363         79,904
Escrowed real estate taxes payable                     9,696          9,696
Due to related parties                               390,489        248,584
Deferred financing income                             41,973             -
Rents paid in advance                                425,584         25,351
                                                 -----------    -----------
      Total liabilities                            8,181,180      1,422,360
                                                 -----------    -----------

Minority interest                                    288,456        200,076
                                                 -----------    -----------

Commitments (Note 12)

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares                                                -              -
  Excess shares, $.01 par value per share.
    Authorized and unissued 23,000,000
    shares                                                -              -
  Common stock, $.01 par value per share.
    Authorized 20,000,000 shares, issued
    and outstanding 10,316,089 and 3,865,416,
    respectively                                     103,161         38,654
  Capital in excess of par value                  90,340,860     32,211,833
  Accumulated distributions in excess of
    net earnings                                    (915,507)      (269,839)
                                                 -----------    -----------
      Total stockholders' equity                  89,528,514     31,980,648
                                                 -----------    -----------

                                                 $97,998,150    $33,603,084
                                                 ===========    ===========


               See accompanying notes to condensed consolidated
                             financial statements.







                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Revenues:
  Rental income from
    operating leases           $  724,958  $  122,418  $2,342,959  $  122,787
  Earned income from direct
    financing leases              238,723          -      324,907          -
  Interest income from
    mortgage notes receiv-
    able                          330,880          -      796,378          -
  Other interest and income       207,681      34,289     419,470      42,117
                               ----------  ----------  ----------  ----------
                                1,502,242     156,707   3,883,714     164,904
                               ----------  ----------  ----------  ----------

Expenses:
  General operating and
    administrative                132,727      43,112     402,046      46,464
  Professional services             1,710       1,392      50,101       1,392
  Asset and mortgage
    management fees to
    related party                  78,100       3,864     175,773       3,864
  State and other taxes            27,982       3,500      40,366       3,519
  Interest expense                 43,691          -       47,269          -
  Depreciation and amorti-
    zation                        150,051      22,954     388,813      23,325
                               ----------  ----------  ----------  ----------
                                  434,261      74,822   1,104,368      78,564
                               ----------  ----------  ----------  ----------

Earnings Before Minority
  Interest in Loss (Income)
  of Consolidated Joint
  Venture                       1,067,981      81,885   2,779,346      86,340

Minority Interest in Loss
  (Income) of Consolidated
  Joint Venture                       736          -      (21,587)         -
                               ----------  ----------  ----------  ----------

Net Earnings                   $1,068,717  $   81,885  $2,757,759  $   86,340
                               ==========  ==========  ==========  ==========

Earnings Per Share of
  Common Stock                 $     0.12  $     0.06  $     0.41  $     0.08
                               ==========  ==========  ==========  ==========

Weighted Average Number of
  Shares of Common Stock
  Outstanding                   8,993,595   1,324,609   6,771,120   1,088,791
                               ==========  ==========  ==========  ==========


               See accompanying notes to condensed consolidated
                             financial statements.








                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Nine Months Ended September 30, 1996 and
                         Year Ended December 31, 1995

                                                              Accumulated
                           Common stock                      distributions
                       ---------------------    Capital in     in excess
                          Number      Par       excess of        of net
                        of shares    value      par value       earnings        Total
                       ----------   --------   -----------   -------------   -----------
Balance at
  December 31, 1994        20,000   $    200   $   199,800    $        -     $   200,000

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                  3,845,416     38,454    38,415,704             -      38,454,158

Stock issuance
  costs                        -          -     (6,403,671)            -      (6,403,671)

Net earnings                   -          -             -         368,779        368,779

Distributions
  declared and
  paid ($.03
  to $.06 per
  share)                       -          -             -        (638,618)      (638,618)
                       ----------   --------   -----------    -----------    -----------

Balance at
  December 31, 1995     3,865,416     38,654    32,211,833       (269,839)    31,980,648

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                  6,450,673     64,507    64,442,227             -      64,506,734

Stock issuance
  costs                        -          -     (6,313,200)            -      (6,313,200)

Net earnings                   -          -             -       2,757,759      2,757,759

Distributions
  declared and
  paid ($.06
  per share)                   -          -             -      (3,403,427)    (3,403,427)
                       ----------   --------   -----------    -----------    -----------

Balance at
  September 30,
  1996                 10,316,089   $103,161   $90,340,860    $  (915,507)   $89,528,514
                       ==========   ========   ===========    ===========    ===========


               See accompanying notes to condensed consolidated
                             financial statements.







                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                        September 30,
                                                     1996           1995
                                                 ------------   ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

  Net cash provided by operating
    activities                                   $  3,244,519   $    124,187
                                                 ------------   ------------

      Cash Flows From Investing Activities:
        Additions to land and buildings
          on operating leases                     (27,023,938)   (13,588,527)
        Investment in direct financing
          leases                                   (9,406,953)            -
        Investment in mortgage notes
          receivable                              (12,363,000)            -
        Collection of deferred financing
          income                                       43,270             -
        Collection of mortgage notes
          payments                                     86,815             -
        Increase in other assets                     (877,463)      (188,531)
                                                 ------------   ------------
            Net cash used in investing
              activities                          (49,541,269)   (13,777,058)
                                                 ------------   ------------

      Cash Flows From Financing Activities:
        Reimbursement of acquisition,
          organization and stock issuance
          costs paid by related parties
          on behalf of the Company                   (765,996)    (2,268,907)
        Proceeds of borrowing on line
          of credit                                 2,417,572             -
        Payment on line of credit                     (41,337)            -
        Payment of loan costs                         (53,500)            -
        Contribution from minority
          interest of consolidated
          joint venture                                97,419        200,000
        Subscriptions received from
          stockholders                             64,506,734     20,746,392
        Distribution to minority interest             (30,626)            -
        Distributions to stockholders              (3,406,759)       (15,148)
        Payment of stock issuance costs            (5,680,757)    (1,729,078)
        Other                                           2,550             -
                                                 ------------   ------------
            Net cash provided by
              financing activities                 57,045,300     16,933,259
                                                 ------------   ------------

Net Increase in Cash and Cash Equivalents          10,748,550      3,280,388

Cash and Cash Equivalents at Beginning
  of Period                                        11,508,445            945
                                                 ------------   ------------

Cash and Cash Equivalents at End
  of Period                                      $ 22,256,995   $  3,281,333
                                                 ============   ============

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition, organization and
      stock issuance costs on behalf
      of the Company as follows:
        Acquisition costs                        $    136,341   $     75,501
        Organization costs                                 -          20,000
        Stock issuance costs                          615,600      1,974,281
                                                 ------------   ------------

                                                 $    751,941   $  2,069,782
                                                 ============   ============

    Land, building and other costs
      incurred and unpaid at end of
      period                                     $  5,080,365   $  1,037,687
                                                 ============   ============

    Commissions, marketing support and
      due diligence expense reimbursement
      fee, and other stock issuance costs
      incurred and unpaid at end of period       $    193,781   $    310,657
                                                 ============   ============

    Distributions declared and unpaid at
      end of period                              $         -    $    172,536
                                                 ============   ============


               See accompanying notes to condensed consolidated
                             financial statements.









                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Organization and Nature of Business:
      -----------------------------------

      CNL American Properties Fund, Inc. (the "Company") was organized in Maryland on May 2, 1994, for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. To a lesser extent, the Company intends to offer furniture, fixtures and equipment financing ("Secured Equipment Leases") to operators of restaurant chains. Secured Equipment Leases will be funded from the proceeds of a loan of up to ten percent of the gross proceeds from the Company's current $150,000,000 offering.

2.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

      Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned. Rents paid in advance include "interim rent" payments required to be paid under the terms of certain leases for construction properties, equal to a pre-determined rate times the amount funded by the Company during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. Once minimum annual rent becomes payable, the "interim rent" payments are amortized and recorded as income either (i) over the lease term so as to produce a constant periodic rate of return for leases accounted for using the direct financing method, or (ii) over the lease term using the straight-line method for leases accounted for using the operating method, whichever is applicable.

      Interest Rate Swaps - Income or expense associated with interest rate swap agreements related to equipment financing is recognized on the accrual basis over the life of the swap agreement as an adjustment to interest expense.

      Earnings Per Share - Earnings per share are calculated based upon the weighted average number of shares of common stock outstanding during the period the Company was operational.

3.    Leases:
      ------

      The Company leases its land, buildings and equipment subject to Secured Equipment Leases to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases relating to 73 of the Company's Properties have been classified as operating leases (including the leases relating to ten Properties under construction as of September 30, 1996) and the leases relating to nine Properties and four Secured Equipment Leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of three of these leases are accounted for as operating leases.

4.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                           September 30,     December 31,
                                               1996              1995
                                           -------------     ------------

            Land                            $29,397,769      $ 8,890,471
            Buildings                        19,716,006       10,049,032
                                            -----------      -----------
                                             49,113,775       18,939,503
            Less accumulated
              depreciation                     (423,115)        (100,318)
                                            -----------      -----------
                                             48,690,660       18,839,185
            Construction in
              progress                        1,363,227          884,541
                                            -----------      -----------

                                            $50,053,887      $19,723,726
                                            ===========      ===========

      Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the quarter and nine months ended September 30, 1996, the Company recognized $99,342 and $275,422, respectively, and for the quarter and nine months ended September 30, 1995, the Company recognized $8,984 and $9,034, respectively, of such rental income.

      The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at September 30, 1996:

            1996                                             $ 1,187,752
            1997                                               4,396,156
            1998                                               4,400,938
            1999                                               4,418,883
            2000                                               4,446,816
            Thereafter                                        65,292,354
                                                             -----------

                                                             $84,142,899
                                                             ===========

      These amounts do not include minimum lease payments that will become due when Properties under development are completed (See Note 12).

5.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of the net investment in direct financing leases at:

                                           September 30,    December 31,
                                               1996             1995
                                           -------------    ------------

            Minimum lease payments
              receivable                   $ 20,935,800     $  2,498,881
            Estimated residual
              values                            441,657          343,740
            Less unearned income            (10,536,818)      (1,468,739)
                                           ------------     ------------

            Net investment in
              direct financing
              leases                       $ 10,840,639     $  1,373,882
                                           ============     ============

      The following is a schedule of future minimum lease payments to be received on the direct financing leases at September 30, 1996:

            1996                                             $   432,805
            1997                                               1,736,012
            1998                                               1,736,012
            1999                                               1,736,012
            2000                                               1,739,331
            Thereafter                                        13,555,628
                                                             -----------

                                                             $20,935,800
                                                             ===========

6.    Mortgage Notes Receivable:
      -------------------------

      In January 1996, in connection with the acquisition of land for 23 Pizza Hut restaurants, the Company accepted a promissory note in the principal sum of $8,475,000, collateralized by a mortgage on the buildings on the 23 Pizza Hut Properties. The promissory note bears interest at a rate of 10.75% per annum and is being collected in 240 equal monthly installments of $86,041. As of September 30, 1996, $8,425,423 was outstanding relating to this note, including $23,187 in accrued interest.

      In addition, in May 1996, in connection with the acquisition of land for 10 Pizza Hut restaurants, the Company accepted a promissory note in the principal sum of $3,888,000, collateralized by a mortgage on the buildings on the 10 Pizza Hut Properties. The promissory note bears interest at a rate of 10.75% per annum and is being collected in 240 equal monthly installments of $39,472. As of September 30, 1996, $3,886,469 was outstanding relating to this note, including $12,520 in accrued interest.

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of significant financial instruments. Management believes, based upon the current terms, that the estimated fair value of the Company's mortgage notes receivable as of September 30, 1996, was $12,311,892, the same as its carrying value.

7.    Note Payable:
      ------------

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

      As of September 30, 1996, the Company had obtained seven advances totalling $2,417,572 relating to the Loan. In general, the advances are fully amortizing terms loans repayable over six years and bear interest at a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate. The proceeds of the advances were used to fund Secured Equipment Leases at an aggregate cost of approximately $2,364,000 and to pay $53,500 in loan costs described above. As of September 30, 1996, $2,376,235 of principal was outstanding relating to the Loan, plus $11,238 of accrued interest.

      During the quarter ended September 30, 1996, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At September 30, 1996, the Company had outstanding two interest rate swap agreements with a commercial bank, having a total notional amount of approximately $2,206,000. Those agreements effectively change the Company's interest rate exposure on approximately $1,641,000 of the outstanding floating rate notes to a fixed nine percent per annum and approximately $565,000 of the outstanding floating rate notes to a fixed rate of 8.75% per annum. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty.

8.    Stock Issuance Costs:
      --------------------

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

      As of September 30, 1996 and December 31, 1995, the Company had incurred a total of $12,736,871 and $6,423,671, respectively, in organizational and offering costs, including $8,236,871 and $3,076,333, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 10). Of these amounts as of September 30, 1996 and December 31, 1995, $12,716,871 and $6,403,671, respectively, has been treated as stock issuance costs and $20,000 has been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

9.    Distributions:
      -------------

      Distributions declared for the nine months ended September 30, 1996, represent approximately $3,015,000 of ordinary income and approximately $389,000 of return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 1996, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996.

10.   Related Party Transactions:
      --------------------------

      During the nine months ended September 30, 1996, the Company incurred $4,838,005 in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of this amount (approximately $4,520,000) was or will be paid as commissions to other broker-dealers.

      In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the nine months ended September 30, 1996, the Company incurred $322,534 of such fees.

      The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans equal to 4.5% of the total amount raised from the sale of shares. During the nine months ended September 30, 1996, the Company incurred $2,902,803 of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases and other assets.

      In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development/construction management fees of generally five to ten percent of the cost of constructing or renovating a Property, payable to affiliates of the Company as acquisition fees. Such fees will be included in the purchase price of Properties purchased from developers that are affiliates of the Company. During the quarter and nine months ended September 30, 1996, the Company incurred $21,500 in development/construction management fees. No development/con-struction management fees were incurred for the quarter and nine months ended September 30, 1995.

      For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will be entitled to receive from the Company a one-time secured equipment lease servicing fee of two percent of the purchase price of the equipment that is the subject of a Secured Equipment Lease. During the quarter and nine months ended September 30, 1996, the Company incurred $35,516 and $46,292, respectively, in secured equipment lease servicing fees. Such fees are included in net investment in direct financing leases and other assets.

      The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset and mortgage management fee of one-twelfth of 0.60% of the Company's real estate asset value (generally, the total amount invested in the Properties as of the end of the preceding month, exclusive of acquisition fees and acquisition expenses), plus one-twelfth of .60% of the Company's total principal amount of the mortgage loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the quarter and nine months ended September 30, 1996, the Company incurred $80,971 and $181,497, respectively, in total asset and mortgage management fees, $2,871 and $5,724, respectively, of which was capitalized as part of the cost of Properties under construction.
      During the quarter and nine months ended September 30, 1995, the Company incurred $5,400 in asset management fees, $1,536 of which was capitalized as part of the cost of building for Properties under construction.

      The Advisor and its affiliates provide accounting and administrative services to the Company (including accounting and administrative services in connection with the offering of shares) on a day-to-day basis. For the nine months ended September 30, 1996 and 1995, the expenses incurred for these services were classified as follows:

                                                    1996          1995
                                                  --------      --------

            Stock issuance costs                  $558,383      $515,772
            General operating and
              administrative expenses              236,191        20,504
                                                  --------      --------

                                                  $794,574      $536,276
                                                  ========      ========

      During the nine months ended September 30, 1996, the Company acquired three Properties for an aggregate purchase price of approximately $2,358,000 from affiliates of the Company. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost equal to the cost of the Property to the affiliate (including carrying costs) due to the fact that these amounts were less than each Property's appraised value.

      The due to related parties consisted of the following at:

                                             September 30,     December 31,
                                                 1996              1995
                                             -------------     ------------

            Due to the Advisor:
              Expenditures incurred
                on behalf of the
                Company and account-
                ing and administra-
                tive services                  $ 53,961         $108,316
              Acquisition fees                  182,502           45,118
              Asset and mortgage
                management fees                      -             9,108
              Distributions                          -             3,332
                                               --------         --------
                                                236,463          165,874
                                               --------         --------
            Due to CNL Securities
              Corp:
                Commissions                     144,397           75,197
                Marketing support
                  and due diligence
                  expense reimburse-
                  ment fees                       9,629            5,013
                                               --------         --------
                                                154,026           80,210
                                               --------         --------

            Other                                    -             2,500
                                               --------         --------

                                               $390,489         $248,584
                                               ========         ========

11.   Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Company's total rental and earned income for at least one of the quarters ended September 30:

                                                     1996         1995
                                                   --------     --------

            Castle Hill Holdings V,
              L.L.C. and Castle Hill
              Holdings VI, L.L.C.
              ("Castle Hill")                      $184,765     $     -
            Golden Corral Corporation               143,214       37,568
            Briad Restaurant Group, Inc.            129,775           -
            Corral Northeast, Inc.                  113,182           -
            DenAmerica Corporation                  109,270       18,977
            Roasters Corp.                           52,754       29,387
            Foodmaker, Inc.                          41,115       33,591

      During the quarter ended September 30, 1996, the Company also earned $330,880 in interest income from mortgage notes receivable under which Castle Hill is the borrower.

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Company's total rental and earned income for at least one of the quarters ended September 30:

                                                     1996         1995
                                                   --------     --------

            Golden Corral Family
              Steakhouse Restaurants               $306,106     $ 37,568
            Pizza Hut                               184,765           -
            TGI Friday's                            129,775           -
            Denny's                                 109,270       18,977
            Boston Market                           108,111        3,265
            Kenny Rogers' Roasters                   52,754       29,387
            Jack in the Box                          41,115       33,591

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

12.   Commitments:
      -----------

      The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease once construction is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $12,162,800, of which approximately $6,976,000 in land and other costs had been incurred as of September 30, 1996. The buildings currently under construction are expected to be operational by February 1997. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

      In August 1996, the Company entered into a temporary Secured Equipment Lease, as lessor, with an operator of a family-style restaurant. In connection therewith, the Company provided initial funding of $102,570 for the equipment. The Company has agreed to fund the remaining balance of the equipment purchase price of approximately $191,000. Upon funding the balance, which is expected to occur in December 1996, the Company will enter into a final Secured Equipment Lease. Until a final Secured Equipment Lease is entered into, the tenant will pay monthly rent in accordance with the temporary lease.

13.   Subsequent Events:
      -----------------

      During the period October 1, 1996 through November 5, 1996, the Company received subscription proceeds for an additional 1,315,769 shares ($13,157,688) of common stock.

      Subsequent to September 30, 1996, the Company declared distributions of $615,914 and $683,758, respectively, or $.059375 per share of common stock, payable in December 1996, to stockholders of record on October 1, 1996 and November 1, 1996, respectively.

      During the period October 1, 1996 through November 5, 1996, the Company acquired two Properties (both of which are undeveloped land on which restaurants are being constructed) for cash at a total cost of approximately $940,934, excluding closing and development costs. The development costs (including the purchase of the land and closing costs) to be paid by the Company relating to the two properties under construction are estimated to be approximately $2,253,000. The buildings under construction are expected to be operational by February 1997. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

      On November 1, 1996, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 27,500,000 shares of common stock in a public offering (the "Subsequent Offering") expected to commence immediately following the termination of the Company's current $150,000,000 offering. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of Common Stock of the Company, the subsequent offering will be limited to 4,800,000 shares.









ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

      The Company is a Maryland corporation that was organized on May 2, 1994, to acquire Properties, directly or indirectly through Joint Venture or co-tenancy arrangements, to be leased on a long-term, "triple-net" basis to operators of certain restaurant chains. In addition, the Company may provide mortgage loans for the purchase of buildings, generally by tenants that lease the underlying land from the Company. To a lesser extent, the Company intends to offer secured equipment leases to operators of restaurant chains. Secured equipment leases will be funded from the proceeds of a loan, in an amount up to 10% of gross proceeds from the Company's current $150,000,000 offering.

      As of September 30, 1996, the Company owned 82 Properties (including one Property through a joint venture arrangement consisting of land and building, 42 consisting of land and building, six consisting of building only and 33 consisting of land only and in connection with which the Company provided mortgage loans to the tenant for the purchase of the buildings on the Properties). Of the 82 Properties, ten were under construction at September 30, 1996. In addition, as of September 30, 1996, the Company had entered into five secured equipment leases.

      This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local real estate conditions, continued availability of proceeds from the Company's current $150,000,000 offering, the ability of the Company to locate suitable tenants for its Properties and borrowers for its mortgage loans, and the ability of tenants and borrowers to make payments under their respective leases or mortgage loans.

Liquidity and Capital Resources
-------------------------------

      In April 1995, the Company commenced an offering of its shares of common stock. As of September 30, 1996, the Company had received subscription proceeds of $102,960,892 (10,296,089 shares) from the offering, including $391,348 (39,135 shares) through the reinvestment plan.

      As of September 30, 1996, net proceeds to the Company from its offering of shares and capital contributions from CNL Fund Advisors, Inc. (the "Advisor") after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totalled $90,224,022. As of September 30, 1996, approximately $80,872,000 had been used to invest, or committed for investment, in 82 Properties (ten of which were undeveloped land on which a restaurant was being constructed), in providing mortgage financing of $12,363,000 to the tenants of the 33 Properties consisting of land only and to pay acquisition fees to the Advisor totalling $4,633,240 and certain acquisition expenses. During the nine months ended September 30, 1996, the Company acquired three Properties from affiliates, for purchase prices totalling approximately $2,358,000. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost equal to the cost of the Property to the affiliate (including carrying costs) due to the fact that these amounts were less than each Property's appraised value. The Company expects to use net offering proceeds from the sale of shares to purchase additional Properties, to fund construction costs relating to the Properties under construction and to make mortgage loans. The number of Properties to be acquired and mortgage loans to be entered into will depend upon the amount of net offering proceeds available to the Company.

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

      As of September 30, 1996, the Company had obtained advances totalling $2,417,572 relating to the Loan. The proceeds were used to fund Secured Equipment Leases at an aggregate cost of approximately $2,364,000 and to pay loan costs of $53,500 described above. The Company expects to use the proceeds of the Loan to fund the secured equipment lease program, as described above. The Company intends to limit advances under the Loan to 10% of gross proceeds of its current $150,000,000 offering.

      During the quarter ended September 30, 1996, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At September 30, 1996, the Company had outstanding two interest rate swap agreements with a commercial bank, having a total notional amount of approximately $2,206,000. Those agreements effectively change the Company's interest rate exposure on approximately $1,641,000 of the outstanding floating rate notes to a fixed nine percent per annum and approximately $565,000 of the outstanding floating rate notes to a fixed rate of 8.75% per annum. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty.

      The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease once construction is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $12,162,800, of which approximately $6,976,000 in land and other costs had been incurred as of September 30, 1996. The buildings under construction as of September 30, 1996, are expected to be operational by February 1997. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

      During the period October 1, 1996 through November 5, 1996, the Company acquired two additional Properties (both Properties consisting of undeveloped land on which restaurants are being constructed) for cash at a total cost of approximately $940,934, excluding development and closing costs. The development costs (including the purchase of the land and closing costs) to be paid by the Company relating to the two Properties under construction are estimated to be approximately $2,253,000. The buildings under construction are expected to be operational by February 1997.

      The Company presently is negotiating to acquire additional Properties, but as of November 5, 1996, had not acquired any such Properties.

      On November 1, 1996, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 27,500,000 shares of common stock in a public offering (the "Subsequent Offering") expected to commence immediately following the termination of the Company's current $150,000,000 offering. Of the 27,500,000 shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing through the reinvestment plan. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the Company, the subsequent offering will be limited to 4,800,000 shares. The Board of Directors expects to submit, for a vote of the stockholders at a meeting expected to be held in March of 1997, a resolution to increase the number of authorized shares of common stock of the Company from 20,000,000 to 75,000,000. The price per share and the other terms of the Subsequent Offering, including the percentage of gross proceeds payable to the managing dealer for selling commissions and expenses in connection with the offering, payable to the Advisor for acquisition fees and acquisition expenses and reimbursable to the Advisor for organizational and offering expenses, will be the same as those for the Company's current offering. Net proceeds from the Subsequent Offering will be invested in additional Properties and mortgage loans. Management believes that the increase in the amount of assets of the Company that will result from the Subsequent Offering will also increase the diversification of the Company's assets and the likelihood of listing the Company's shares of common stock on a national securities exchange or over-the-counter market ("Listing"), although there is no assurance that Listing will occur.

      As of November 5, 1996, the Company had received subscription proceeds of $116,118,580 (11,611,858 shares), including $391,348 (39,135 shares) issued pursuant to the reinvestment plan and after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, net proceeds to the Company totalled approximately $102,000,000. As of November 5, 1996, the Company had invested, or committed for investment, approximately $81,128,000 of such net proceeds in 84 Properties, in providing mortgage financing to the tenants of the 33 Properties consisting of land only through mortgage loans, and in paying acquisition fees to the Advisor totalling $5,225,336 and certain acquisition expenses, leaving approximately $21,000,000 in net offering proceeds available for investment in Properties and mortgage loans.

      Properties are and will be leased on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by management.

      Until Properties are acquired, or mortgage loans are entered into, by the Company, all offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund mortgage loans. At
September 30, 1996, the Company had $22,256,995 invested in such short-term investments as compared to $11,508,445 at December 31, 1995. The increase in the amount invested in short-term investments reflects subscription proceeds derived from the sale of shares during the nine months ended September 30, 1996. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make mortgage loans, to pay organization and offering and acquisition costs, to pay distributions to stockholders, to meet Company expenses and, in management's discretion, to create cash reserves.

      During the nine months ended September 30, 1996 and 1995, affiliates of the Company incurred on behalf of the Company $615,600 and $1,974,281, respectively, for certain organizational and offering expenses. In addition, during the nine months ended September 30, 1996 and 1995, affiliates of the Company incurred on behalf of the Company $136,341 and $75,501 for certain acquisition expenses and $208,156 and $22,930 for certain operating expenses. As of September 30, 1996, the Company owed the Advisor $236,463 for such amounts, accounting and administrative expenses and acquisition fees. As of November 5, 1996, the Company had reimbursed all such amounts. The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds. Other liabilities increased to $7,944,717 at September 30, 1996, from $1,256,486 at December 31, 1995, primarily as a result of the accrual of construction costs incurred and unpaid as of September 30, 1996.

      During the nine months ended September 30, 1996 and 1995, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $3,244,519 and $124,187, respectively. Based on current and anticipated future cash from operations, the Company declared distributions to the stockholders of $3,403,427 and $187,684 during the nine months ended
September 30, 1996 and 1995, respectively, ($1,534,940 and $172,536 for the quarters ended September 30, 1996 and 1995, respectively). On October 1, 1996 and November 1, 1996, the Company declared distributions to its stockholders totalling $615,914 and $683,758, respectively, payable in December 1996. For the nine months ended September 30, 1996, approximately 89 percent of the distributions received by stockholders were considered to be ordinary income and 11 percent were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of November 5, 1996, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

      Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

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

      Due to anticipated low operating expenses, rental income expected to be obtained from Properties after they are acquired, and the fact that as of November 5, 1996, the Company had entered into Secured Equipment Leases for amounts borrowed under the Loan and the fact that payments due to the Company from the Secured Equipment Leases are expected to exceed debt service requirements for the Loan, management does not believe that working capital reserves will be necessary at this time. Management has the right to cause the Company to maintain reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

      Management expects that the cash generated from operations will be adequate to pay operating expenses.

Results of Operations
---------------------

      No significant operations commenced until the Company received the minimum offering proceeds of $1,500,000 on June 1, 1995.

      As of September 30, 1996, the Company and its consolidated joint venture had purchased 82 Properties, including one which is owned through a joint venture consisting of land and building, 42 Properties consisting of land and building, six Properties consisting of building only and 33 Properties consisting of land only, and entered into lease agreements relating to these Properties. The leases provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $75,800 to $467,500. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase.

      During the nine months ended September 30, 1996 and 1995, the Company and its consolidated joint venture, CNL/Corral South Joint Venture, earned $2,667,866 and $122,787, respectively, in rental income from operating leases and earned income from the direct financing leases from 72 and 14 Properties, respectively ($963,681 and $122,418 of which was earned during the quarters ended September 30, 1996 and 1995, respectively). Because the Company did not commence significant operations until it received the minimum offering proceeds on June 1, 1995, and has not yet acquired all of its Properties, revenues for the nine months ended September 30, 1996, represent only a portion of revenues which the Company is expected to earn in future periods in which the Company's Properties are operational.

      During the nine months ended September 30, 1996, the Company entered into two mortgage loans in the principal sum of $12,363,000, collateralized by a mortgage on the buildings relating to 33 Pizza Hut Properties. The mortgage loans bear interest at a rate of 10.75% per annum and are being collected in 240 equal monthly installments totalling $125,513. In connection therewith, the Company earned $796,378 in interest income relating to such mortgage loans during the nine months ended September 30, 1996, $330,880 of which was earned during the quarter ended September 30, 1996.

      During the quarter ended September 30, 1996, five lessees, or groups of affiliated lessees of the Company, Golden Corral Corporation, Castle Hill Holdings V, L.L.C. and Castle Hill Holdings VI, L.L.C. (hereinafter referred to as Castle Hill), DenAmerica Corporation, TGI Friday's, Inc. and Corral Northeast, Inc., each contributed more than ten percent of the Company's total rental income. Golden Corral Corporation is the lessee under leases relating to five restaurants, Castle Hill is the lessee under leases relating to 33 restaurants, DenAmerica Corporation is the lessee under leases relating to five restaurants, Briad Restaurant Group, Inc. is the lessee under a lease relating to four restaurants and two secured equipment leases and Corral Northeast, Inc. is the lessee under leases relating two restaurants. During the quarter ended September 30, 1996, the Company also earned $330,880 in interest income from mortgage notes receivable under which Castle Hill is the borrower. In addition, five restaurant chains, Golden Corral Family Steakhouse, Pizza Hut, TGI Friday's, Denny's and Boston Market each accounted for more than ten percent of the Company's total rental income during the quarter ended September 30, 1996. Because the Company has not yet completed its acquisition of Properties, it is not possible to determine which lessees or restaurant chains will contribute more than ten percent of the Company's rental income during the remainder of 1996 and subsequent years, with the exception of Castle Hill, Pizza Hut and Boston Market, each of which the Company anticipates will contribute more than ten percent of the Company's income during the remainder of 1996. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's total income in the current and future years, any failure of such lessees, borrowers or restaurants chains could materially affect the Company's income.

      During the nine months ended September 30, 1996 and 1995, the Company also earned $419,470 and $42,117, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments and other income, $207,681 and $34,289 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. Interest income from investing in money market accounts or other short-term, highly liquid investments is expected to increase as the Company invests subscription proceeds in highly liquid investments pending the acquisition of Properties or investing in mortgage loans. However, as net offering proceeds are invested in Properties and used to make mortgage loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

      Operating expenses, including depreciation and amortization expense, were $1,104,368 and $78,564 for the nine months ended September 30, 1996 and 1995, respectively, of which $434,261 and $74,822 were incurred during the quarters ended September 30, 1996 and 1995, respectively. Operating expenses increased during the quarter and nine months ended September 30, 1996, as compared to the quarter and nine months ended September 30, 1995, primarily as a result of the fact that the Company did not commence operations until June 1, 1995. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and the Properties under construction become operational. However, asset management fees and depreciation and amortization expense is expected to increase as the Company acquires additional Properties.








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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) The Company filed two reports on Form 8-K, reporting the acquisition of Properties, on July 3, 1996 and July 24, 1996.







                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of November, 1996.

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