Form 10-K
period 1996-12-31
CNL AMERICAN PROPERTIES FUND INC
filed 1997-02-24
CIK 922981

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended       December 31, 1996
                                         ----------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------


                        Commission file number  0-28380


                      CNL AMERICAN PROPERTIES FUND, INC.
            (Exact name of registrant as specified in its charter)


              Maryland                                 59-3239115
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)


      Registrant's telephone number, including area code:  (407) 422-1574


          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class:        Name of exchange on which registered:
                   None                           Not Applicable


          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes   [X]    No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share.

      The number of shares of common stock outstanding as of February 13, 1997, was 15,435,338.


                     DOCUMENTS INCORPORATED BY REFERENCE:

      Registrant incorporates by reference portions of the CNL American Properties Fund, Inc. Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 1997.








                                    PART I


ITEM 1.  BUSINESS

      CNL American Properties Fund, Inc. (the "Registrant" or the "Company") is a Maryland corporation, which was organized on May 2, 1994, and which operates for federal income tax purposes as a real estate investment trust (a "REIT"). Beginning in April 1995, the Company offered for sale up to $165,000,000 of shares of common stock (the "Shares") (16,500,000 Shares at $10 per Share) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective March 29, 1995. As of December 31, 1996, the Company had received subscription proceeds totalling $139,247,149 (13,924,715 Shares) from the Initial Offering, including $591,765 (59,177 Shares) through the distribution reinvestment plan provided under the Company's registration statement.

      On November 1, 1996, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 27,500,000 shares of common stock in a public offering (the "Subsequent Offering") to commence immediately following the termination of the Initial Offering. Of the 27,500,000 shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing through the reinvestment plan. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the Company, the Subsequent Offering will be limited to 4,800,000 shares. The Board of Directors expects to submit, for a vote of the stockholders at a meeting expected to be held in April 1997, a resolution to increase the number of authorized shares of common stock of the Company from 20,000,000 to 75,000,000. The price per share and the other terms of the Subsequent Offering, including the percentage of gross proceeds payable to the managing dealer for selling commissions and expenses in connection with the offering, payable to the Advisor for acquisition fees and acquisition expenses and reimbursable to the Advisor for organizational and offering expenses, will be the same as those for the Company's Initial Offering. Net proceeds from the Subsequent Offering will also be invested in additional Properties and Mortgage Loans. Management believes that the increase in the amount of assets of the Company that will result from the Subsequent Offering will increase the diversification of the Company's assets and the likelihood of listing the Company's shares of common stock on a national securities exchange or over-the-counter market ("Listing"), although there is no assurance that Listing will occur.

      The Initial Offering terminated and the Subsequent Offering commenced on February 6, 1997.

      The Company was formed primarily to acquire properties (the
 Properties ) to be leased on a long-term (generally, 15 to 20 years, plus renewal options for an additional 10 to 20 years), triple-net basis, which means that the tenant will be responsible for repairs, maintenance, property taxes, utilities, and insurance. As of January 22, 1997, the Company owned a portfolio of 100 Properties located across the United States and leased to creditworthy operators of selected national and regional fast-food, family-style and casual dining restaurant chains (the Restaurant Chains ). The Company is expected to have a total portfolio of approximately 400 to 450 Properties, if the maximum number of Shares of common stock of the Company is sold in the Subsequent Offering. The Company structures the leases of its Properties to provide for payment of base annual rent with (i) automatic increases in base rent and/or (ii) percentage rent based on gross sales above a certain level. The Company also offers financing for the purchase of buildings, generally by tenants that lease the underlying land from the Company (the Mortgage Loans ). Mortgage Loans are expected to constitute from 5% to 10% of the Company's total investments if the maximum number of Shares is sold in the Subsequent Offering. Management believes that the economic effects of the Mortgage Loans for the purchase of buildings are similar to those of its leases (generally with full repayment in 15 to 20 years). To a lesser extent, the Company offers furniture, fixtures and equipment ( Equipment ) financing to operators of Restaurant Chains pursuant to which the Company provides, through direct financing leases, the Equipment (collectively, the Secured Equipment Leases ). The Company has obtained a $15,000,000 line of credit (the Loan ) to be used by the Company to fund Secured Equipment Leases.

      As of December 31, 1996, net proceeds to the Company from its offering of Shares and capital contributions from CNL Fund Advisors, Inc., after deduction of organizational and offering expenses, totalled $123,807,376. The


Company acquired its first Property on June 30, 1995, and as of December 31, 1996, the Company had invested, or committed for investment, approximately $93,000,000 of such proceeds in 94 Properties (nine of which were under construction as of December 31, 1996), in providing mortgage financing of $12,847,000 and to pay acquisition fees to the Advisor totalling $6,266,122 and certain acquisition expenses. In addition, as of December 31, 1996, the Company had entered into nine Secured Equipment Leases. The Company will use the remaining net offering proceeds, together with proceeds from the issuance of Shares subsequent to December 31, 1996, to acquire additional Properties, to pay construction costs relating to the Properties under construction or renovation at December 31, 1996, to pay acquisition fees and certain acquisition expenses and to pay expenses relating to the issuance of the Shares. As of January 22, 1997, the Company had acquired six additional Properties (all of which were under construction), as described below in Item
2. Properties. The number of Properties to be acquired and Mortgage Loans to be entered into will depend upon the amount of net offering proceeds available to the Company. The Company presently is negotiating to acquire additional Properties, but as of January 22, 1997, had not acquired any such Properties.

      The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making quarterly distributions;
(ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic increases in base rent and receipt of percentage rent, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within three to eight years after commencement of the Subsequent Offering, either in whole or in part, through
(a) Listing, or (b) the commencement of orderly sales of the Company's assets and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objective of qualifying as a REIT).

      For the next three to eight years, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or a Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness on the Loan. At or prior to the end of such eight-year period, the Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets. If Listing occurs, the Company intends to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT. If Listing does not occur by December 31, 2005, the Company will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

      In deciding the precise timing and terms of Property sales, CNL Fund Advisors, Inc. (the "Advisor"), subject to the approval of the Board of Directors, will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations. The terms of certain leases, however, may require the Company to sell a Property at an earlier time if the tenant exercises its option to purchase a Property after a specified portion of the lease term has elapsed. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain tenants. In connection with sales of Properties by the Company, purchase money obligations may be taken by the Company as part payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

      The Company does not anticipate selling the Secured Equipment Leases prior to expiration of the lease term, except in the event that the Company undertakes orderly liquidation of its assets. In addition, the Company does not anticipate selling any Mortgage Loans prior to the expiration of the loan term, except in the event (i) the Company owns the Property (land only) underlying the building improvements which secure the Mortgage Loan and the sale of the Property occurs, or (ii) the Company undertakes an orderly sale of its assets.


Leases

      As of December 31, 1996, the Company had acquired, either directly or through a joint venture arrangement, 94 Properties, which are subject to long-term, triple-net leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. The leases of the Properties owned by the Company and the joint venture in which the Company is a co-venturer, generally provide for initial terms ranging from 15 to 20 years and expire between 2007 and 2016. The leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.
The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $61,700 to $467,500. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

      Generally, the leases of the Properties provide for two to five five-year or ten-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase the Property at the Property's then fair market value after a specified portion of the lease term has elapsed. The option purchase price may equal the Company's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Company's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

      The leases also generally provide that, in the event the Company wishes to sell the Property subject to that lease, the Company first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Company has received for the sale of the Property.

      In connection with the acquisition of six of the seven Properties that are building only, the Company has also entered into tri-party agreements with the tenants and the owners of the land. The tri-party agreements provide that the tenant is responsible for all obligations under the ground lease and provides certain rights to the Company to help protect its interest in the buildings in the event of a default by the tenant under the terms of the ground lease. In connection with the purchase of one of the Properties that is building only, the Company has entered into an assignment of an interest in the ground lease with the landlord of the land. The assignment provides that the ground lessee is responsible for all obligations under the ground lease and provides certain rights to the Company relating to the maintenance of its interest in the building in the event of a default by the lessee under the terms of the ground lease.

      In connection with the acquisition of 35 Properties consisting of land only, the Company acquired the land and is leasing these 35 parcels to the lessee pursuant to three master lease agreements (the "Master Lease Agreements"). The ground lessee has subleased the 35 Properties to three of its affiliates, which are the operators of the restaurants. The general terms of the Master Lease Agreements are similar to those described above in the first three paragraphs. Upon termination of the Master Lease Agreements, the sublessees and lessee will surrender possession of the Properties to the Company, together with any improvements on such Properties. The lessee owns the buildings located on the 35 Properties. In connection with the acquisition of the 35 Properties, the Company provided mortgage financing of $12,847,000 to the lessee pursuant to three Mortgage Loans evidenced by three master mortgage notes (the "Master Mortgage Notes") which are collateralized by the building improvements on these 35 Properties. The Master Mortgage Notes bear interest at a rate of 10.75% per annum and principal and interest are due in equal monthly installments over 20 years. At the time entered into, the Master Mortgage Notes equaled approximately 76 to 87 percent of the appraised value of the related buildings. Management believes that, due to the fact that the Company owns the underlying land relating to the 35 Properties and due to other underwriting criteria, the Company has sufficient collateral for the Master Mortgage Notes.

      During the period January 1, 1997 through January 22, 1997, the Company acquired six additional Properties (all of which are under construction). The leases for the six Properties are substantially the same as those described above.


Major Tenants

      During 1996, two of the Company's lessees and borrowers, or affiliated groups of lessees and borrowers, Castle Hill Holdings V, L.L.C., Castle Hill Holdings VI, L.L.C. and Castle Hill Holdings VII, L.L.C. (hereinafter referred to as "Castle Hill"), and Golden Corral Corporation, each contributed more than ten percent of the Company's total rental and interest income relating to its Properties, Mortgage Loans and Secured Equipment Leases. Castle Hill is the lessee under leases relating to the land portion of 35 restaurants and is the borrower on Mortgage Loans relating to the buildings on such Properties. Golden Corral Corporation is the lessee under leases relating to seven restaurants. In addition, three Restaurant Chains, Pizza Hut, Golden Corral Family Steakhouse and Boston Market, each accounted for more than ten percent of the Company's total rental and interest income relating to Properties, Mortgage Loans and Secured Equipment Leases during 1996. Because the Company has not completed its investment in Properties and Mortgage Loans as yet, it is not possible to determine which lessees, borrowers or Restaurant Chains will contribute more than ten percent of the Company's rental and interest income during 1997 and subsequent years. In the event that certain lessees, borrowers or Restaurant Chains contribute more than ten percent of the Company's rental and interest income in future years, any failure of such lessees, borrowers or Restaurant Chains could materially affect the Company's income. As of December 31, 1996, no single lessee or borrower, or group of affiliated lessees or borrowers lease Properties or are the borrower under Mortgage Loans with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the anticipated total assets of the Company upon completion of the offering of Shares.

Joint Venture Arrangement

      In August 1995, the Company entered into a joint venture arrangement, CNL/Corral South Joint Venture, with an unaffiliated entity to purchase and hold one Property. The joint venture arrangement provides for the Company and its joint venture partner to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Company and its joint venture partner are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

      CNL/Corral South Joint Venture has an initial term of 15 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the property owned by the joint venture and mutual agreement of the Company and its joint venture partner to dissolve the joint venture.

      The Company has management control of CNL/Corral South Joint Venture. The joint venture agreement restricts each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

      As of December 31, 1996, the Company owned an 85.47% interest in the joint venture. Net cash flow from operations of CNL/Corral South Joint Venture are distributed to the Company and its joint venture partner in accordance with each partners' respective interest. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the Company until it has received a return of its capital contribution, plus a 20 percent return on its capital contributions, then to the other joint venture partner to the extent of its positive capital account balance plus 20 percent thereof; and thereafter, in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

      The Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program pursuant to an advisory agreement (the "Advisory Agreement") between it and the Company. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, the Loan and Secured Equipment Leases, collecting rental, Mortgage Loan and Secured Equipment Lease payments, inspecting the Properties and the tenants' books and records, and responding to tenant inquiries and notices. The Advisor also provides information to the Company about the status of the leases, the


Properties, the Mortgage Loans, the Loan and the Secured Equipment Leases. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties, the Advisor receives the asset management fee, which, generally, is payable monthly in an amount equal to one-twelfth of .60% of the total amount invested in the Properties as of the end of the preceding month, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value"). For supervision of the Mortgage Loans, the Advisor will receive a fee, which generally, will be payable monthly in an amount equal to one-twelfth of .60% of the total principal amount of the Mortgage Loans as of the end of the preceding month (the "Mortgage Management Fee"). For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time secured equipment lease servicing fee of two percent of the purchase price of the equipment that is the subject of a Secured Equipment Lease (the "Secured Equipment Lease Servicing Fee").

      The Advisory Agreement continues until April 19, 1997, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior notice by each party.

Borrowing

      In March 1996, the Company entered into a line of credit (the "Loan") and security agreement with a bank, the proceeds of which are used by the Company to offer Secured Equipment Leases. The Loan provides that the Company will be able to receive advances of up to $15,000,000 until March 4, 1998. Generally, advances under the Loan will be fully amortizing term loans repayable in terms equal to the duration of the Secured Equipment Leases, but in no event greater than 72 months. Generally, all advances under the Loan will bear interest at either (i) a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (as defined in the Loan) or (ii) a rate per annum equal to the bank's prime rate, whichever the Company selects at the time advances are made. As a condition of obtaining the Loan, the Company agreed to grant to the bank a first security interest in the Secured Equipment Leases. In addition, in connection with the Loan, the Company incurred a commitment fee, legal fees and closing costs of approximately $54,533.

      As of December 31, 1996, the Company had obtained advances totalling $3,666,896 under the Loan, the proceeds of which were used to fund nine Secured Equipment Leases (including three partially funded Secured Equipment Leases as of December 31, 1996) and to pay loan costs. The Company expects to obtain additional advances under the Loan to fund the remaining amounts due for the three Secured Equipment Leases and any Secured Equipment Leases entered into in the future. The Company intends to limit the amount of Secured Equipment Leases it enters into to 10% of gross proceeds of its offerings.

      During 1996, the Company entered into interest rate swap agreements with a commercial bank to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements effectively change the Company's interest rate exposure on notional amounts totalling approximately $2,110,000 of the outstanding floating rate notes to fixed rates ranging from 8.75% to nine percent per annum. The notional amounts of the interest rate swap agreements amortize over the period of the agreements which approximate the term of the related notes. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparty.

      To the extent that sufficient proceeds from the Initial Offering and the Subsequent Offering are not available to acquire Properties, the Company plans to obtain short-term financing (the "Line of Credit") in an amount up to $20,000,000, the proceeds of which will be used to acquire Properties. Management believes that, during the offering period, the Line of Credit will allow the Company to take advantage of investment opportunities that might otherwise be lost if the Company was forced to delay making the investments until it had raised a sufficient amount of offering proceeds. In addition, management believes that the use of the Line of Credit will enable the Company to reduce or eliminate the instances in which the Company will be required to pay duplicate closing costs as a result of an affiliate of the Advisor purchasing Properties, pending receipt by the Company of sufficient offering proceeds, in order to preserve the investment opportunity for the Company, and the Company subsequently purchasing the Properties from the affiliate. The Line of Credit will be repaid from the proceeds of the Company's offerings.
No Properties will be encumbered in connection with the Line of Credit. The Company is engaged in preliminary discussions with potential lenders but has not yet obtained a commitment letter for the Line of Credit and may not be able to obtain the Line of Credit on satisfactory terms.


Competition

      The fast-food, family-style, and casual dining restaurant business is characterized by intense competition. The operators of the restaurants located on the Company's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      Many successful fast-food, family-style, and casual dining restaurants are located in "eating islands," which are areas to which people tend to return frequently and within which they can diversify their eating habits, because in many cases local competition may enhance the restaurant's success instead of detracting from it. Fast-food, family-style, and casual dining restaurants frequently experience better operating results when there are other restaurants in the same area.

      The Company will be in competition with other persons and entities both to locate suitable Properties to acquire and to locate purchasers for its Properties. The Company also will compete with other financing sources such as banks, mortgage lenders, and sale/leaseback companies for suitable Properties, tenants, and Equipment tenants.

Employees

      Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company's Executive Officers. The Company has no other employees.


ITEM 2.  PROPERTIES

      As of December 31, 1996, the Company owned, either directly or through a joint venture arrangement, 94 Properties, located in 20 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

      During the period January 1, 1997 through January 22, 1997, the Company acquired six additional Properties (all of which were under construction), for cash at a total cost of approximately $6,879,700, excluding development costs, acquisition fees and certain acquisition expenses. The leases of these six Properties are substantially the same as the leases described in Item 1. Business - Leases.

      The Company presently is negotiating to acquire additional properties and as of January 22, 1997, had not acquired any such properties.

Description of Properties

      Land. The Company's Property lot sizes range from approximately 13,900 to 190,100 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 11,200 square feet. All buildings on Properties owned by the Company are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.


      As of December 31, 1996, the Company owned seven Properties that consist of only building. The Company does not own the underlying land. In connection with the acquisition of these Properties, the Company entered into a tri-party agreement with the tenant and the owner of the land or assignment of interest in the ground lease with the landlord, as described in Item 1. Business - Leases.

      Leases with Major Tenants. The terms of the leases with the Company's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

      Castle Hill leases 35 Pizza Hut restaurants under three Master Leases. The initial term of each Master Lease is 20 years (expiring in 2016) and the aggregate minimum base annual rent is $633,820. In addition, Castle Hill is the borrower on Mortgage Loans relating to the buildings on such Properties.

      Golden Corral Corporation leases seven Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2010 and 2011) and the aggregate minimum base annual rent is approximately $862,300.

      Management considers the Properties to be well-maintained and sufficient for the Company's operations.


ITEM 3.  LEGAL PROCEEDINGS

      Neither the Company, nor its Advisor or any affiliates of the Advisor, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of January 22, 1997, there were 7,486 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on a national securities exchange or over-the-counter market within three to eight years of commencement of the Subsequent Offering, there is no assurance that one will develop and it is not known at this time if a public market for the Shares will develop. After the termination of the offering and prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25% of such stockholder's Shares to the Company for redemption at any time. At such time, the Company may, at its option, subject to certain conditions, redeem such Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of Shares under the Company's distribution reinvestment plan (the "Reinvestment Plan"). Stockholders who wish to have their distributions used to acquire additional Shares (to the extent Shares are available for purchase), may do so pursuant to the Company's Reinvestment Plan. There is no assurance that there will be Reinvestment Proceeds available for redemption and, accordingly, a stockholder's Shares may not be redeemed. Any Shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Company. The Board of Directors of the Company, in their discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company. The price to be paid for any Share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder. For the year ended December 31, 1996, no Shares were transferred, or retired pursuant to the redemption plan.

      As of December 31, 1996, the capital contribution per share was $10.

      The Company expects to distribute at least 95% of its real estate investment trust taxable income to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 1996 and 1995, the Company declared cash distributions of $5,436,072 and $638,618, respectively, to stockholders. For federal income tax purposes, 90.25% and 59.82% of distributions paid in 1996 and 1995, respectively, were considered to be ordinary income and 9.75% and 40.18%, respectively, were considered to be a return of capital. No amounts distributed to stockholders for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per share:


                                          First       Second        Third       Fourth         Year
                                        --------    ----------   ----------   ----------   ----------
      1996 Quarter
      ------------

      Total distributions declared      $768,808    $1,099,679   $1,536,145   $2,031,440   $5,436,072
      Distributions per Share             0.1749        0.1749       0.1781       0.1781       0.7060


      1995 Quarter
      ------------

      Total distributions declared           (1)       $15,148     $172,888     $450,582     $638,618
      Distributions per Share                (1)        0.0300       0.1150       0.1666       0.3116



(1) For the period May 2, 1994 (date of inception) through June 1, 1995, the Company did not make any cash distributions because operations had not commenced.


      In January 1997, the Company declared distributions to stockholders totalling $827,967 payable in March 1997.

      The Company intends to continue to declare distributions of cash to the stockholders on a monthly basis during the offering period, and quarterly thereafter.


ITEM 6.  SELECTED FINANCIAL DATA

                                                       1996            1995       1994 (1)
                                                   ------------    -----------    --------
Year Ended December 31:
  Revenues                                         $  6,206,684    $   659,131    $     -
  Net earnings                                        4,745,962        368,779          -
  Cash distributions declared                         5,436,072        638,618          -
  Funds from operations (2)                           5,257,040        469,097          -
  Earnings per Share                                       0.59           0.19          -
  Cash distributions declared per Share                    0.71           0.31          -
  Weighted average number of Shares
    outstanding (3)                                   8,071,670      1,898,350          -

At December 31:
  Total assets                                     $134,825,048    $33,603,084    $929,585
  Total equity (4)                                  122,867,427     31,980,648     200,000



(1) Selected financial data for 1994 represents the period May 2, 1994 (date of inception) through December 31, 1994.

(2) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of NAREIT and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings),
      (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

(3) The weighted average number of Shares outstanding is based upon the period the Company was operational.

(4) Includes subscriptions received of $100,792,991 and $38,454,158, net of stock issuance costs of $9,216,102 and $6,403,671 for the years ended December 31, 1996 and 1995, respectively. Stock issuance costs consist of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses. The ratio of stock issuance costs to subscriptions received was 1:11 and 1:6 during 1996 and 1995, respectively. The Company's advisor has agreed to pay all organizational and offering expenses which exceed 3% of the gross offering proceeds received from the sale of shares of the Company.


(5) During 1996 and 1995, Operating Expenses incurred by the Company represented approximately 1.5% and 1.4%, respectively, of Average Invested Assets and approximately 15.9% and 34.8%, respectively, of Net Income, as each term is defined in the Company's prospectus. Operating Expenses incurred during 1996 and 1995 were within the 2%/25% Guidelines, as described in the Company's prospectus.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The Company is a Maryland corporation that was organized on May 2, 1994, to acquire restaurant Properties located across the United States, directly or indirectly through joint venture or co-tenancy arrangements, to be leased on a long-term, triple-net basis to creditworthy operators of certain national and regional fast-food, family-style and casual dining Restaurant Chains. In addition, the Company may provide financing generally for the purchase of buildings by borrowers that lease the underlying land from the Company. To a lesser extent, the Company may offer furniture, fixtures and equipment financing to operators of Restaurant Chains.

Liquidity and Capital Resources

      The Company was formed in May 1994, at which time the Company received initial capital contributions of $200,000 for 20,000 shares of common stock from the Advisor. In April 1995, the Company commenced a public offering for the sale of up to 15,000,000 Shares ($150,000,000) of common stock through its Initial Offering, the net proceeds of which are used to invest in Properties and Mortgage Loans. The Company also registered an additional 1,500,000 Shares ($15,000,000) to be available for stockholders who elect to participate in the Company's Reinvestment Plan. As of December 31, 1996, the Company had received subscription proceeds totalling $139,247,149 (13,924,715 Shares) from the Initial Offering, including $591,765 (59,177 Shares) through the Company's Reinvestment Plan.

      As of December 31, 1996, net proceeds to the Company from its Initial Offering and capital contributions from the Advisor, after deduction of organizational and offering expenses, totalled $123,807,376. Approximately $93,000,000 of such amount had been used to invest, or committed for investment, in 94 Properties (nine of which were under construction as of December 31, 1996), in providing mortgage financing of $12,847,000 and to pay acquisition fees to the Advisor totalling $6,266,122 and certain acquisition expenses as of December 31, 1996. The Company acquired 13 of the 94 Properties from affiliates for purchase prices totalling approximately $9,230,800. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate (including carrying costs) or the Property's appraised value.

      In connection with the nine Properties under construction at December 31, 1996, the Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $11,749,700, of which approximately $7,495,200 in land and other costs had been incurred as of December 31, 1996. The buildings currently under construction are expected to be operational by August 1997. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

      On November 1, 1996, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 27,500,000 shares of common stock in a public offering (the Subsequent Offering) expected to commence in February 1997, immediately following the termination of the Initial Offering. Of the 27,500,000 shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing through the reinvestment plan. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the Company, the Subsequent Offering will be limited to 4,800,000 shares. The Board of Directors expects to submit, for a vote of the stockholders at a meeting expected to be held in April 1997, a resolution to increase the number of authorized shares of common stock of the Company from 20,000,000 to 75,000,000. The price per share and the other terms of the Subsequent Offering, including the percentage of gross proceeds payable to the managing dealer for selling commissions and expenses in connection with the offering, payable to the Advisor for acquisition fees and acquisition expenses and reimbursable to the Advisor for organizational and offering expenses, will be the same as those for the Company's Initial Offering. Net proceeds from the Subsequent Offering will also be invested in additional Properties and Mortgage Loans. The Company is expected to have a total portfolio of approximately 400 to 450 Properties if the maximum number of Shares are sold in the Initial Offering and the Subsequent Offering. Management believes that the increase in the amount of assets of the Company that will result from the Subsequent Offering will increase the diversification of the Company's assets and the likelihood of listing the Company's shares of common stock on a national securities exchange or over-the-counter market, although there is no assurance that Listing will occur.

      As of January 22, 1997, the Company had received subscription proceeds of $145,410,447 (14,541,045 Shares) from its Initial Offering, including $591,765 (59,177 Shares) issued pursuant to the Company's Reinvestment Plan. As of January 22, 1997, the Company had invested, or committed for investment, a total of approximately $100,200,000 of such proceeds in 100 Properties, in providing mortgage financing for Mortgage Loans relating to 35 Properties and to pay acquisition fees totalling $6,543,470 to the Advisor and acquisition expenses, leaving approximately $29,300,000 in net offering proceeds available for investment in Properties and Mortgage Loans. The Company expects to use the remaining net offering proceeds, along with net offering proceeds received from the sale of the remaining shares in the Initial Offering and from the sale of shares through the Subsequent Offering, to purchase additional Properties, to fund construction costs relating to the Properties under construction, and to make Mortgage Loans. The number of Properties to be acquired and Mortgage Loans to be entered into will depend upon the amount of net offering proceeds available to the Company. The Company presently is negotiating to acquire additional Properties, but as of January 22, 1997, had not acquired any such Properties.

      The Company plans to obtain short-term financing in an amount up to $20,000,000, the proceeds of which will be used to acquire Properties. Management believes that, during the offering period, the Line of Credit will allow the Company to take advantage of investment opportunities that might otherwise be lost if the Company was forced to delay making the investments until it had raised a sufficient amount of offering proceeds. In addition, management believes that the use of the Line of Credit will enable the Company to reduce or eliminate the instances in which the Company will be required to pay duplicate closing costs as a result of an affiliate of the Advisor purchasing Properties, pending receipt by the Company of sufficient offering proceeds, in order to preserve the investment opportunity for the Company, and the Company subsequently purchasing the Properties from the affiliate. The Line of Credit will be repaid from the proceeds of the Company's offerings.
No Properties will be encumbered in connection with the Line of Credit. The Company is engaged in preliminary discussions with potential lenders but has not yet obtained a commitment letter for the Line of Credit and may not be able to obtain the Line of Credit on satisfactory terms.

      In March 1996, the Company entered into a Loan and security agreement with a bank, the proceeds of which are used by the Company to offer Secured Equipment Leases. The Loan provides that the Company will be able to receive advances of up to $15,000,000 until March 4, 1998. Generally, advances under the Loan will be fully amortizing term loans repayable in terms equal to the duration of the Secured Equipment Leases, but in no event greater than 72 months. Generally, all advances under the Loan will bear interest at either
(i) a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (as defined in the Loan) or (ii) a rate per annum equal to the bank's prime rate, whichever the Company selects at the time advances are made. As a condition of obtaining the Loan, the Company agreed to grant to the bank a first security interest in the Secured Equipment Leases. In addition, in connection with the Loan, the Company incurred a commitment fee, legal fees and closing costs of $54,533.

      During 1996, the Company entered into interest rate swap agreements with a commercial bank to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements effectively change the Company's interest rate exposure on notional amounts totalling approximately $2,110,000 of the outstanding floating rate notes to fixed rates ranging from 8.75% to nine percent per annum. The notional amounts of the interest rate swap agreements amortize over the period of the agreements which approximate the term of the related notes. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparty.


      As of December 31, 1996, the Company had obtained advances totalling $3,666,896 under the Loan, the proceeds of which were used to fund nine Secured Equipment Leases (including three partially funded Secured Equipment Leases as of December 31, 1996) and to pay loan costs. The Company expects to obtain additional advances under the Loan to fund the remaining amounts due for the three Secured Equipment Leases and any Secured Equipment Leases entered into in the future. The Company intends to limit the amount of Secured Equipment Leases it enters into to 10% of gross proceeds of its offerings.

      Properties are and will be leased on a long-term, triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by management.

      Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 1996, the Company had $42,450,088 invested in such short-term investments as compared to $11,508,445 at December 31, 1995. The increase in the amount invested in short-term investments reflects subscription proceeds derived from the sale of shares during the year ended December 31, 1996. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make Mortgage Loans, to pay offering and acquisition costs, to pay distributions to stockholders, to meet Company expenses and, in management's discretion, to create cash reserves.

      During the years ended December 31, 1996 and 1995, and the period May 2, 1994 (date of inception) through December 31, 1994, affiliates of the Company incurred on behalf of the Company $804,617, $2,084,145 and $461,866, respectively, for certain organizational and offering expenses. In addition, during the years ended December 31, 1996 and 1995, affiliates of the Company incurred on behalf of the Company $206,103 and $131,629, respectively, for certain acquisition expenses and $243,402 and $54,234, respectively, for certain operating expenses. As of December 31, 1996, the Company owed the Advisor and its affiliates $997,084 for such amounts, unpaid fees and accounting and administrative expenses. The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds.

      During the years ended December 31, 1996 and 1995, the Company generated cash from operations (which includes cash received from tenants and interest received, less cash paid for operating expenses) of $5,482,540 and $498,459, respectively. Based on current and anticipated future cash from operations, the Company declared distributions to the stockholders of $5,436,072 and $638,618 during 1996 and 1995, respectively. In addition, in January 1996, the Company declared distributions to its stockholders totalling $827,967, payable in March 1997. For the years ended December 31, 1996 and 1995, 90.25% and 59.82%, respectively, of the distributions received by stockholders were considered to be ordinary income and 9.75% and 40.18%, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of January 22, 1997, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

      Due to the fact that the Properties are leased on a long-term, triple-net basis, management does not believe that working capital reserves are necessary at this time. Management has the right to cause the Company to maintain reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

      Management expects that the cash generated from operations will be adequate to pay operating expenses.

Results of Operations

      No significant operations commenced until the Company received the minimum offering proceeds of $1,500,000 on June 1, 1995.

      As of December 31, 1996, the Company and its consolidated joint venture, CNL/Corral South Joint Venture, had purchased and entered into long-term, triple-net leases for 94 Properties. The leases provide for minimum annual base rental payments (payable in monthly installments) ranging from approximately $61,700 to $467,500. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase. In connection therewith, the Company earned a total of $4,357,298 and $539,776 in rental income from operating leases, earned income from the direct financing leases and contingent rental income from 85 Properties and six Secured Equipment Leases in 1996 and from 16 Properties in 1995, respectively.
Because the Company did not commence significant operations until it received the minimum offering proceeds on June 1, 1995, and has not yet acquired all of its Properties, revenues for the years ended December 31, 1996 and 1995, represent only a portion of revenues which the Company is expected to earn during future years in which the Company's Properties are operational for the full period.

      During 1996, the Company entered into three mortgage loans in the principal sum of $12,847,000, collateralized by mortgages on the buildings relating to 35 Pizza Hut Properties. The mortgages bear interest at a rate of 10.75% per annum and are being collected in 240 equal monthly installments totalling $130,427. In connection therewith, the Company earned $1,069,349 in interest income during 1996.

      During 1996, two of the Company's lessees and borrowers, or affiliated groups of lessees and borrowers, Castle Hill and Golden Corral Corporation, each contributed more than ten percent of the Company's total rental and interest income relating to its Properties, Mortgage Loans and Secured Equipment Leases. Castle Hill is the lessee under leases relating to the land portion of 35 restaurants and is the borrower on Mortgage Loans relating to the buildings on such Properties. Golden Corral Corporation is the lessee under leases relating to seven restaurants. In addition, three Restaurant Chains, Pizza Hut, Golden Corral Family Steakhouse and Boston Market, each accounted for more than ten percent of the Company's total rental and interest income relating to Properties, Mortgage Loans and Secured Equipment Leases during 1996. Because the Company has not completed its investment in Properties and Mortgage Loans as yet, it is not possible to determine which lessees, borrowers or Restaurant Chains will contribute more than ten percent of the Company's rental and interest income during 1997 and subsequent years. In the event that certain lessees, borrowers or Restaurant Chains contribute more than ten percent of the Company's rental and interest income in future years, any failure of such lessees, borrowers or Restaurant Chains could materially affect the Company's income.

      During the years ended December 31, 1996 and 1995, the Company also earned $780,037 and $119,355, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments and other income. Interest income is expected to increase as the Company invests subscription proceeds received in the future relating to both the Initial Offering and the Subsequent Offering in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

      Operating expenses, including depreciation and amortization expense, were $1,430,795 and $290,276 for the years ended December 31, 1996 and 1995, respectively. Operating expenses increased during the year ended December 31, 1996, as compared to the year ended December 31, 1995, primarily as a result of the fact that the Company did not commence operations until June 1, 1995. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties, invests in Mortgage Loans and the Properties under construction become operational. However, asset and mortgage management fees and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

      The Company has made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1995. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company's income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 1996 and 1995. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Company's financial position or results of operations.

      All of the Company's leases as of December 31, 1996, are triple-net leases and contain provisions that management believes will mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Company's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

      This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local real estate conditions, continued availability of proceeds from the Company's Initial Offering and the availability of proceeds from the Company's Subsequent Offering, the ability of the Company to locate suitable tenants for its Properties and borrowers for its Mortgage Loans, and the ability of tenants and borrowers to make payments under their respective leases or Mortgage Loans.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY


                                   CONTENTS
                                   --------




                                                                  Page
                                                                  ----

Report of Independent Accountants                                 16

Financial Statements:

  Consolidated Balance Sheets                                     17

  Consolidated Statements of Earnings                             18

  Consolidated Statements of Stockholders' Equity                 19

  Consolidated Statements of Cash Flows                           20

  Notes to Consolidated Financial Statements                      22




                       Report of Independent Accountants
                       ---------------------------------



To the Board of Directors
CNL American Properties Fund, Inc.


We have audited the consolidated financial statements and the financial statement schedules of CNL American Properties Fund, Inc. (a Maryland corporation) and its subsidiary listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNL American Properties Fund, Inc. and its subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 and for the period May 2, 1994 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included herein.



/s/Coopers & Lybrand L.L.P.


Orlando, Florida
January 22, 1997



                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                         December 31,
               ASSETS                                1996           1995
                                                 ------------   ------------

Land and buildings on operating leases,
  less accumulated depreciation                  $ 60,243,146   $ 19,723,726
Net investment in direct financing leases          15,186,686      1,373,882
Cash and cash equivalents                          42,450,088     11,508,445
Receivables                                           160,675        113,613
Mortgage notes receivable                          13,389,607             -
Organization costs, less accumulated
  amortization of $6,318 and $2,318                    13,682         17,682
Loan costs, less accumulated amortization
  of $22,034 at December 31, 1996                      32,499             -
Accrued rental income                                 422,076         39,142
Other assets                                        2,926,589        826,594
                                                 ------------   ------------

                                                 $134,825,048   $ 33,603,084
                                                 ============   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                     $  3,521,816   $         -
Accrued interest payable                               13,164             -
Accrued construction costs payable                  6,587,573      1,058,825
Accounts payable and other accrued expenses            79,817         79,904
Due to related parties                                997,084        248,584
Rents paid in advance                                 118,900         25,351
Deferred rental income                                335,849             -
Other payables                                         15,117          9,696
                                                 ------------   ------------
      Total liabilities                            11,669,320      1,422,360
                                                 ------------   ------------

Minority interest                                     288,301        200,076
                                                 ------------   ------------

Commitments (Note 12)

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares                                                 -              -
  Excess shares, $.01 par value per share.
    Authorized and unissued 23,000,000
    shares                                                 -              -
  Common stock, $.01 par value per share.
    Authorized 20,000,000 shares, issued
    and outstanding 13,944,715 and 3,865,416,
    respectively                                      139,447         38,654
  Capital in excess of par value                  123,687,929     32,211,833
  Accumulated distributions in excess of
    net earnings                                     (959,949)      (269,839)
                                                 ------------   ------------
      Total stockholders' equity                  122,867,427     31,980,648
                                                 ------------   ------------

                                                 $134,825,048   $ 33,603,084
                                                 ============   ============


         See accompanying notes to consolidated financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      -----------------------------------


                                                                May 2, 1994
                                                                 (Date of
                                                                 Inception)
                                             Year Ended           through
                                            December 31,        December 31,
                                         1996         1995          1994
                                      ----------   ----------   ------------

Revenues:
  Rental income from operating
    leases                            $3,717,886   $  498,817     $       -
  Earned income from direct
    financing leases                     625,492       28,935             -
  Contingent rental income                13,920       12,024             -
  Interest income from
    mortgage notes receivable          1,069,349           -              -
  Other interest and income              780,037      119,355             -
                                      ----------   ----------     ----------
                                       6,206,684      659,131             -
                                      ----------   ----------     ----------

Expenses:
  General operating and
    administrative                       542,564      134,759             -
  Professional services                   58,976        8,119             -
  Asset and mortgage manage-
    ment fees to related party           251,200       23,078             -
  State taxes                             56,184       20,189             -
  Depreciation and amorti-
    zation                               521,871      104,131             -
                                      ----------   ----------     ----------
                                       1,430,795      290,276             -
                                      ----------   ----------     ----------

Earnings Before Minority
  Interest in Income of
  Consolidated Joint Venture           4,775,889      368,855             -

Minority Interest in Income of
  Consolidated Joint Venture             (29,927)         (76)            -
                                      ----------   ----------     ----------

Net Earnings                          $4,745,962   $  368,779     $       -
                                      ==========   ==========     ==========

Earnings Per Share of Common
  Stock                               $      .59   $      .19      $       -
                                      ==========   ==========     ==========

Weighted Average Number of
  Shares of Common Stock
  Outstanding                          8,071,670    1,898,350              -
                                      ==========   ==========     ==========


         See accompanying notes to consolidated financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                Years Ended December 31, 1996 and 1995 and the
                Period May 2, 1994 (Date of Inception) through
                               December 31, 1994

                                      Common stock                      Accumulated
                                  ---------------------   Capital in   distributions
                                    Number       Par      excess of     in excess of
                                  of shares     value     par value     net earnings     Total
                                  ----------   --------  ------------   -------------  ------------
Balance at May 2, 1994                    -    $     -   $         -     $        -    $         -

Sale of common stock to
  CNL Fund Advisors, Inc.             20,000        200       199,800             -         200,000
                                  ----------   --------  ------------    -----------   ------------

Balance at December 31,
  1994                                20,000        200       199,800             -         200,000

Subscriptions received
  for common stock
  through public offering
  and distribution
  reinvestment plan                3,845,416     38,454    38,415,704             -      38,454,158

Stock issuance costs                      -          -     (6,403,671)            -      (6,403,671)

Net earnings                              -          -             -         368,779        368,779

Distributions declared
  ($.31 per share)                        -          -             -        (638,618)      (638,618)
                                  ----------   --------  ------------    -----------   ------------

Balance at December 31,
  1995                             3,865,416     38,654    32,211,833       (269,839)    31,980,648

Subscriptions received
  for common stock
  through public offering
  and distribution
  reinvestment plan               10,079,299    100,793   100,692,198             -     100,792,991

Stock issuance costs                      -          -     (9,216,102)            -      (9,216,102)

Net earnings                              -          -             -       4,745,962      4,745,962

Distributions declared
  ($.71 per share)                        -          -             -      (5,436,072)    (5,436,072)
                                  ----------   --------  ------------    -----------   ------------

Balance at December 31,
  1996                            13,944,715   $139,447  $123,687,929    $  (959,949)  $122,867,427
                                  ==========   ======== =============    ===========   ============


         See accompanying notes to consolidated financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                            May 2, 1994
                                                                             (Date of
                                                                             Inception)
                                                        Year Ended            through
                                                       December 31,         December 31,
                                                    1996          1995          1994
                                                ------------  ------------  ------------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Cash Flows From Operating Activities:
      Cash received from tenants                $  4,543,506  $    492,488  $         -
      Cash paid for expenses                        (928,001)     (113,384)           -
      Interest received                            1,867,035       119,355            -
                                                ------------  ------------  ------------
          Net cash provided by operating
            activities                             5,482,540       498,459            -
                                                ------------  ------------  ------------

    Cash Flows From Investing Activities:
      Additions to land and buildings on
        operating leases                         (36,104,148)  (18,835,969)           -
      Increase in net investment in direct
        financing leases                         (13,372,621)   (1,364,960)           -
      Investment in mortgage notes
        receivable                               (13,547,264)           -             -
      Collections on mortgage notes
        receivable                                   133,850            -             -
      Increase in other assets                    (1,103,896)     (628,142)           -
                                                ------------  ------------  ------------
          Net cash used in investing
            activities                           (63,994,079)  (20,829,071)           -
                                                ------------  ------------  ------------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition,
        organization, deferred offering and
        stock issuance costs paid by related
        parties on behalf of the Company            (939,798)   (2,500,056)     (199,036)
      Proceeds of borrowing on line of
        credit                                     3,666,896            -             -
      Payment on line of credit                     (145,080)           -             -
      Payment of loan costs                          (54,533)           -             -
      Contribution from minority interest
        of consolidated joint venture                 97,419       200,000            -
      Sale of common stock to CNL Fund
        Advisors, Inc.                                    -             -        200,000
      Subscriptions received from
        stockholders                             100,792,991    38,454,158            -
      Distributions to minority interest             (39,121)           -             -
      Distributions to stockholders               (5,439,404)     (635,286)           -
      Payment of stock issuance costs             (8,486,188)   (3,680,704)          (19)
                                                ------------  ------------  ------------
          Net cash provided by financing
            activities                            89,453,182    31,838,112           945
                                                ------------  ------------  ------------

Net Increase in Cash and Cash Equivalents         30,941,643    11,507,500           945

Cash and Cash Equivalents at Beginning of
  Period                                          11,508,445           945            -
                                                ------------  ------------  ------------

Cash and Cash Equivalents at End of Period      $ 42,450,088  $ 11,508,445  $        945
                                                ============  ============  ============


         See accompanying notes to consolidated financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
               -------------------------------------------------

                                                                            May 2, 1994
                                                                             (Date of
                                                                             Inception)
                                                        Year Ended            through
                                                       December 31,         December 31,
                                                    1996          1995          1994
                                                ------------  ------------  ------------
Reconciliation of Net Earnings to Net Cash
  Provided by Operating Activities:

    Net earnings                                $  4,745,962  $    368,779  $         -
                                                ------------  ------------  ------------
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
        Depreciation                                 511,078       100,318            -
        Amortization                                  69,886         3,813            -
        Increase in receivables                     (160,984)      (44,749)           -
        Decrease in net investment in direct
          financing leases                           259,740         1,078            -
        Increase in accrued rental income           (382,934)      (39,142)           -
        Increase in other assets                      (4,293)       (8,090)           -
        Increase in accrued interest payable          13,164            -             -
        Increase (decrease) in accounts
          payable and other accrued expenses          (2,896)       38,461            -
        Increase (decrease) in due to related
          parties, excluding reimbursement of
          acquisition, organization, deferred
          offering and stock issuance costs
          paid on behalf of the Company              (30,929)       42,868            -
        Increase in rents paid in advance             93,549        25,351            -
        Increase in deferred rental income           335,849            -             -
        Increase in other payables                     5,421         9,696            -
        Increase in minority interest                 29,927            76            -
                                                ------------  ------------  ------------
            Total adjustments                        736,578       129,680            -
                                                ------------  ------------  ------------

Net Cash Provided by Operating Activities       $  5,482,540  $    498,459  $         -
                                                ============  ============  ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    Related parties paid certain acquisition,
      organization, deferred offering and
      stock issuance costs on behalf of the
      Company as follows:
        Acquisition costs                       $    206,103  $    131,629  $         -
        Organization costs                                -         20,000            -
        Deferred offering costs                      466,405            -        461,866
        Stock issuance costs                         338,212     2,084,145            -
                                                ------------  ------------  ------------

                                                $  1,010,720  $  2,235,774  $    461,866
                                                ============  ============  ============


         See accompanying notes to consolidated financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


1.    Significant Accounting Policies:
      -------------------------------

      Organization and Nature of Business - CNL Income Fund, Inc. (the "Company") was organized in Maryland on May 2, 1994. Effective
      December 6, 1994, the Company changed its name to CNL Investment Fund, Inc. and effective February 1, 1995, the Company changed its name to CNL American Properties Fund, Inc. The Company was organized primarily for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties ("Properties") to be leased on a long-term, triple-net basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. The Company may provide financing ("Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. To a lesser extent, the Company may offer furniture, fixtures and equipment financing ("Secured Equipment Leases") to operators of restaurant chains.

      The Company was a development stage enterprise from May 2, 1994 through June 1, 1995. Since operations had not begun, activities through June 1, 1995, were devoted to organization of the Company.

      Principles of Consolidation - The Company accounts for its 85.47% interest in CNL/Corral South Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Company's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      Real Estate and Lease Accounting - The Company records the acquisition of land, buildings and equipment at cost, including acquisition and closing costs. In addition, interest costs incurred during construction are capitalized in accordance with accounting standards. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs. In addition, the Company leases equipment subject to Secured Equipment Leases. The


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


1.    Significant Accounting Policies - Continued:
      -------------------------------------------

      leases are accounted for using either the direct financing or the operating method. Such methods are described below:

            Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's investment in the leases.

            Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals (including rental payments, if any, required during the construction of a Property) vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the Property is placed in service.

            Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the Property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the Property is placed in service.

      When the Properties or equipment are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income or deferred rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. Management reviews its Properties for impairment


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


1.    Significant Accounting Policies - Continued:
      -------------------------------------------

      whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

      Mortgage Loans - The Company accounts for loan origination fees and costs incurred in connection with Mortgage Loans in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." This statement requires the deferral of loan origination fees and the capitalization of direct loan costs. The costs capitalized, net of the fees deferred, are amortized to interest income as an adjustment of yield over the life of the loans. The unpaid principal and accrued interest on the Mortgage Loans, plus the unamortized balance of such fees and costs are included in mortgage notes receivable (see Note 6).

      Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds (some of which are backed by government securities) and certificates of deposit. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

      Organization Costs - Organization costs are amortized over five years using the straight-line method.


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


1.    Significant Accounting Policies - Continued:
      -------------------------------------------

      Loan Costs - Loan costs incurred in connection with the Company's $15,000,000 line of credit for equipment financing have been capitalized and are being amortized over the term of the loan commitment using the straight-line method.

      Income or expense associated with interest rate swap agreements related to equipment financing is recognized on the accrual basis as earned or incurred through an adjustment to interest expense.

      Income Taxes - The Company has made an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Notwithstanding the Company's qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and property.

      Earnings Per Share - Earnings per share are calculated based upon the weighted average number of shares of common stock outstanding during the period the Company was operational.

      Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      New Accounting Standard - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


1.    Significant Accounting Policies - Continued:
      -------------------------------------------

      carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Company's financial position or results of operations.

2.    Public Offering:
      ---------------

      The Company has a currently effective registration statement on Form S-11 with the Securities and Exchange Commission for the sale of 15,000,000 shares ($150,000,000) of common stock. In addition, the Company has registered an additional 1,500,000 shares ($15,000,000) which is available only to stockholders who elect to participate in the Company's reinvestment plan. The Company has adopted a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company. As of December 31, 1996, the Company had received subscription proceeds of $139,247,149 (13,924,715 shares), including $591,765 (59,177 shares) through the reinvestment plan.

      In addition, on November 1, 1996, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 27,500,000 additional shares ($275,000,000) of common stock in a public offering (the "Subsequent Offering") expected to commence immediately following the termination of the Company's current $150,000,000 offering. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the Company, the Subsequent Offering will be limited to 4,800,000 shares ($48,000,000). The Board of Directors expects to submit, for a vote of the stockholders at a meeting expected to be held in April 1997, a resolution to increase the number of authorized shares of common stock of the Company from 20,000,000 to 75,000,000.

3.    Leases:
      ------

      The Company leases its land, buildings and equipment subject to Secured Equipment Leases to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases relating to 82 of the Company's


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


3.    Leases - Continued:
      ------------------

      Properties have been classified as operating leases (including the leases relating to nine Properties under construction as of December 31,
      1996) and the leases relating to 12 Properties and six Secured Equipment Leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of four of these leases are accounted for as operating leases. Substantially all Property leases have initial terms of 15 to 20 years (expiring between 2007 and 2016) and provide for minimum rentals. In addition, all of the Property leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Each tenant also pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options for the Property leases generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the Property at the greater of the Company's purchase price plus a specified percentage of such purchase price or fair market value after a specified portion of the lease has elapsed.

      The Secured Equipment Leases placed in service as of December 31, 1996, provide for minimum rentals payable monthly and have lease terms ranging from five to seven years. The Secured Equipment Leases generally include an option for the lessee to acquire the equipment at the end of the lease term for a nominal fee.


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


4.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at December 31:
                                                1996           1995
                                             -----------    -----------

            Land                             $33,850,436    $ 8,890,471
            Buildings                         24,152,610     10,049,032
                                             -----------    -----------
                                              58,003,046     18,939,503
            Less accumulated depreci-
              ation                             (611,396)      (100,318)
                                             -----------    -----------
                                              57,391,650     18,839,185
            Construction in progress           2,851,496        884,541
                                             -----------    -----------

                                             $60,243,146    $19,723,726
                                             ===========    ===========

      Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the years ended December 31, 1996 and 1995, the Company recognized $517,067 and $39,142, respectively, of such rental income.

      The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 1996:

            1997                                           $  5,359,617
            1998                                              5,368,667
            1999                                              5,383,078
            2000                                              5,406,750
            2001                                              5,591,865
            Thereafter                                       73,053,334
                                                           ------------

                                                           $100,163,311
                                                           ============

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales. These amounts also do not include minimum lease payments that will become due when Properties under development are completed (see Note 12).


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


5.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of net investment in direct financing leases at December 31:

                                                1996           1995
                                            ------------   ------------
            Minimum lease payments
              receivable                    $ 30,162,465   $  2,498,881
            Estimated residual values          1,346,332        343,740
            Less unearned income             (16,322,111)    (1,468,739)
                                            ------------   ------------

            Net investment in direct
              financing leases              $ 15,186,686   $  1,373,882
                                            ============   ============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

            1997                                            $ 2,329,762
            1998                                              2,329,762
            1999                                              2,329,762
            2000                                              2,333,080
            2001                                              2,276,690
            Thereafter                                       18,563,409
                                                            -----------

                                                            $30,162,465
                                                            ===========

      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 4).

6.    Mortgage Notes Receivable:
      -------------------------

      During 1996, in connection with the acquisition of land for 35 Pizza Hut restaurants, the Company accepted three promissory notes in the aggregate principal sum of $12,847,000, collateralized by mortgages on the buildings on the 35 Pizza Hut Properties. The promissory notes bear interest at a rate of 10.75% per annum and are being collected in 240 equal


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


6.    Mortgage Notes Receivable - Continued:
      -------------------------------------

      monthly installments totalling $130,426. Mortgage notes receivable consisted of the following at December 31, 1996:

            Outstanding principal                           $12,713,151
            Accrued interest income                              35,285
            Deferred financing income                           (46,268)
            Unamortized loan costs                              687,439
                                                            -----------

                                                            $13,389,607
                                                            ===========

      Management believes that the estimated fair value of mortgage notes receivable at December 31, 1996, approximates the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.    Note Payable:
      ------------

      On March 5, 1996, the Company entered into a line of credit (the "Loan") and security agreement with a bank. The Loan is to be used by the Company to offer Secured Equipment Leases. The Loan provides that the Company will be able to receive advances of up to $15,000,000 until March 4, 1998. Generally, advances under the Loan will be fully amortizing term loans repayable in terms equal to the duration of the Secured Equipment Leases, but in no event greater than 72 months. Generally, all advances under the Loan will bear interest at either (i) a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (as defined in the Loan) or (ii) a rate per annum equal to the bank's prime rate, whichever the Company selects at the time advances are made. As a condition of obtaining the Loan, the Company agreed to grant to the bank a first security interest in the Secured Equipment Leases. In addition, in connection with the Loan, the Company incurred a commitment fee, legal fees and closing costs of $54,533.

      As of December 31, 1996, the Company had obtained advances totalling $3,666,896 relating to the Loan. In general, the advances are fully amortizing term loans repayable over six years and bear interest at a rate per annum equal to 215 basis points above the Reserve Adjusted
      LIBOR Rate (ranging from 7.71% to 7.82% as of December 31, 1996).   As
      of December 31,


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


7.    Note Payable - Continued:
      ------------------------

      1996, $3,521,816 of principal was outstanding relating to the Loan, plus $13,164 of accrued interest. The Company believes, based on current terms, that the carrying value of its note payable at December 31, 1996 approximates fair value.

      During 1996, the Company entered into interest rate swap agreements with a commercial bank to reduce the impact of changes in interest rates on its floating rate long-term debt. The agreements effectively change the Company's interest rate exposure on notional amounts totalling approximately $2,110,000 of the outstanding floating rate notes to fixed rates ranging from 8.75% to nine percent per annum. The notional amounts of the interest rate swap agreements amortize over the period of the agreements which approximate the term of the related notes. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparty.

      Interest costs (including amortization of loan costs) incurred for the year ended December 31, 1996, were $127,012, all of which were capitalized as part of the cost of buildings under construction.

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


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


8.    Stock Issuance Costs - Continued:
      --------------------------------

      During the years ended December 31, 1996 and 1995, the Company had incurred $9,216,102 and $6,423,671, respectively, in organizational and offering costs, including $8,063,439 and $3,076,333, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 10). Of these amounts, as of December 31, 1996 and 1995, $15,619,773 and $6,403,671, respectively, have been treated as stock issuance costs and $20,000 has been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

9.    Distributions:
      -------------

      For the years ended December 31, 1996 and 1995, 90.25% and 59.82%, respectively, of the distributions received by stockholders were considered to be ordinary income and 9.75% and 40.18%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

10.   Related Party Transactions:
      --------------------------

      Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer of the Company's common stock offerings, CNL Securities Corp. In addition, as of December 31, 1994, the Advisor was the sole stockholder of the Company.

      CNL Securities Corp. is entitled to receive selling commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the formation of the Company and the offering of shares, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the years ended December 31, 1996 and 1995, the Company incurred $7,559,474 and $2,884,062, respectively, of such fees, of which approximately $7,059,000 and $2,682,000, respectively, were or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


10.   Related Party Transactions - Continued:
      --------------------------------------

      In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 1996 and 1995, the Company incurred $503,965 and $192,271, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

      CNL Securities Corp. will also receive a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the offering terminates in the amount of 0.20% of the stockholders' investment in the Company. CNL Securities Corp. in turn may reallow all or a portion of such fee to soliciting dealers whose clients held shares on such date. As of December 31, 1996, no such fees had been incurred.

      The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans equal to 4.5% of the total amount raised from the sale of shares. During the years ended December 31, 1996 and 1995, the Company incurred $4,535,685 and $1,730,437, respectively, of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable and other assets.

      In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development/construction management fees of generally five to ten percent of the cost of constructing or renovating a Property, payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the year ended December 31, 1996, the Company incurred $159,350 of such amounts relating to three Properties. No such amounts were incurred for the year ended December 31, 1995.


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


10.   Related Party Transactions - Continued:
      --------------------------------------

      For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time secured equipment lease servicing fee of two percent of the purchase price of the Equipment that is the subject of a Secured Equipment Lease. During the year ended December 31, 1996, the Company incurred $70,070 in secured equipment lease servicing fees. No secured equipment lease servicing fees were incurred for the year ended December 31, 1995.

      The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset and mortgage management fee of one-twelfth of 0.60% of the Company's real estate asset value (generally, the total amount invested in the Properties as of the end of the preceding month, exclusive of acquisition fees and acquisition expenses), plus one-twelfth of 0.60% of the Company's total principal amount of the Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the years ended December 31, 1996 and 1995, the Company incurred $278,902 and $27,950, respectively, of such fees, $27,702 and $4,872, respectively, of which has been capitalized as part of the cost of buildings for Properties that have been or are being constructed.

      Prior to such time, if any, as shares of the Company's common stock are listed on a national securities exchange or over-the-counter market, the Advisor is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more Properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. The real estate disposition fee is payable only after the stockholders receive distributions equal to the sum of an annual, aggregate, cumulative, noncompounded eight percent return on their invested capital ("Stockholders' 8% Return")


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


10.   Related Party Transactions - Continued:
      --------------------------------------

      plus their aggregate invested capital. No deferred, subordinated real estate disposition fees have been incurred to date.

      A subordinated share of net sales proceeds will be paid to the Advisor upon the sale of Company assets in an amount equal to ten percent of net sales proceeds. This amount will be paid only after the stockholders receive distributions equal to the sum of the stockholders' aggregate invested capital and the Stockholders' 8% Return. As of December 31, 1996, no such payments have been made to the Advisor.

      The Advisor and its affiliates provide accounting and administrative services to the Company (including accounting and administrative services in connection with the offering of shares) on a day-to-day basis. For the years ended December 31, 1996 and 1995, expenses incurred for these services were classified as follows:

                                                 1996           1995
                                              ----------     ----------

            Stock issuance costs              $  769,225     $  714,674
            General operating and
              administrative expenses            334,603         68,016
                                              ----------     ----------

                                              $1,103,828     $  782,690
                                              ==========     ==========

      During 1996, the Company acquired four Properties for an aggregate purchase price of approximately $2,609,800 from affiliates of the Company and during 1995, the Company acquired nine Properties for an aggregate purchase price of approximately $6,621,000 from affiliates of the Company. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate (including carrying costs) or the Property's appraised value.


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


10.   Related Party Transactions - Continued:
      --------------------------------------

      The due to related parties consisted of the following at December 31:

                                                     1996         1995
                                                   --------     --------
            Due to the Advisor:
              Expenditures incurred on
                behalf of the Company
                and accounting and
                administrative services            $199,068     $108,316
              Acquisition fees                      383,210       45,118
              Asset and mortgage
                management fees                          -         9,108
              Distributions                              -         3,332
                                                   --------     --------
                                                    582,278      165,874
                                                   --------     --------

            Due to CNL Securities Corp:
              Commissions                           372,227       75,197
              Marketing support and
                due diligence expense
                reimbursement fees                   42,579        5,013
                                                   --------     --------
                                                    414,806       80,210
                                                   --------     --------

            Other                                        -         2,500
                                                   --------     --------

                                                   $997,084     $248,584
                                                   ========     ========

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


11.   Concentration of Credit Risk:
      ----------------------------

      The following schedule presents rental, earned and interest income from individual lessees or borrowers, or affiliated groups of lessees or borrowers, each representing more than ten percent of the Company's total rental, earned and interest income from its Properties, Mortgage Loans and Secured Equipment Leases for at least one of the years ended December 31:

                                                   1996          1995
                                                ----------    ----------

            Castle Hill Holdings V,
              L.L.C., Castle Hill
              Holdings VI, L.L.C. and
              Castle Hill Holdings VII,
              L.L.C. ("Castle Hill")            $1,699,986    $       -
            Golden Corral Corporation              577,003       212,406
            DenAmerica Corp.                       420,810        66,595
            Foodmaker, Inc.                        346,179        66,813
            Northstar Restaurants, Inc.            329,117        73,219
            Roasters Corp.                         187,609        82,136

      In addition, the following schedule presents total rental, earned and interest income from individual restaurant chains, each representing more than ten percent of the Company's total rental, earned and interest income from its Properties, Mortgage Loans and Secured Equipment Leases for at least one of the years ended December 31:

                                                   1996          1995
                                                ----------    ----------

            Pizza Hut                           $1,699,986    $       -
            Golden Corral Family
              Steakhouse Restaurants             1,459,349       212,406
            Boston Market                          547,590        73,219
            Denny's                                420,810        66,595
            Jack in the Box                        346,179        66,813
            Kenny Rogers' Roasters                 187,609        82,136


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


11.   Concentration of Credit Risk - Continued:
      ----------------------------------------

      Although the Company's Properties are geographically diverse throughout the United States and the lessees and borrowers operate a variety of restaurant concepts, default by any lessee or borrower that contributes more than ten percent of the Company's rental, earned and interest income could significantly impact the results of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the on-going operations of the lessees and borrowers.

12.   Commitments:
      -----------

      The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $11,749,700, of which approximately $7,495,200 in land and other costs had been incurred as of December 31, 1996. The buildings currently under construction are expected to be operational by August 1997. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement. The general terms of the lease agreements are substantially the same as those described in Note 3.

      During 1996, the Company entered into three temporary Secured Equipment Leases, as lessor, with operators of family-style restaurants. In connection therewith, the Company provided initial funding in the aggregate amount of $455,637 for the equipment which is included in other assets at December 31, 1996. The Company has agreed to fund the remaining balance of the equipment purchase prices of approximately $732,400. Upon funding the balance, which is expected to occur in January 1997, the Company will enter into final Secured Equipment Leases which are expected to have substantially the same terms as those described in Note 3. Until final Secured Equipment Leases are entered into, the tenants will pay monthly rent in accordance with the temporary leases.


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            ------------------------------------------------------

             Years Ended December 31, 1996 and 1995 and the Period
                    May 2, 1994 (Date of Inception) through
                               December 31, 1994


13.   Subsequent Events:
      -----------------

      During the period January 1, 1997 through January 22, 1997, the Company received subscription proceeds for an additional 616,330 shares ($6,163,297) of common stock.

      On January 1, 1997, the Company declared distributions of $827,967 or $.0594 per share of common stock, payable on March 21, 1997, to stockholders of record on January 1, 1997.

      During the period January 1, 1997 through January 22, 1997, the Company acquired six Properties for cash at a total cost of approximately $6,879,700, excluding closing costs. The buildings under construction are expected to be operational by July 1997. In connection with the purchase of each Property, the Company, as lessor, has entered into a long-term, triple-net lease agreement.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on April 4, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on April 4, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on April 4, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on April 4, 1997.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.  Consolidated Financial Statements

            Report of Independent Accountants

            Consolidated Balance Sheets at December 31, 1996 and 1995

            Consolidated Statements of Earnings for the years ended December 31, 1996 and 1995, and the period May 2, 1994 (date of inception) through December 31, 1994

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995, and the period May 2, 1994 (date of inception) through December 31, 1994

            Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995, and the period May 2, 1994 (date of inception) through December 31, 1994

            Notes to Consolidated Financial Statements


      2.  Financial Statement Schedules

            Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

            Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

            Schedule IV - Mortgage Loans on Real Estate at December 31, 1996

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.  Exhibits

            3.1 Form of CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.4 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

            3.2 Form of CNL American Properties Fund, Inc. Bylaws (Included as Exhibit 3.5 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

            4.1 Form of CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.4 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

            4.2 Form of CNL American Properties Fund, Inc. Bylaws (Included as Exhibit 3.5 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

            4.3 Form of Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

            4.4 Form of Amended Reinvestment Plan (Included as Exhibit 4.3 to Registration Statement No. 333-15411 and incorporated herein by reference.)

            10.1 Advisory Agreement between CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Included as Exhibit 10.15 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

            10.2 Promissory Note, dated March 5, 1996, among Registrant and First Union National Bank of Florida relating to a $15,000,000 loan (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

            10.3 Line of Credit and Security Agreement, dated March 5, 1996, among Registrant and First Union National Bank of Florida relating to a $15,000,000 loan (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

            10.4 Collateral Assignment of Contract Rights, dated March 5, 1996, among Registrant and First Union National Bank of Florida relating to a $15,000,000 loan (Included as Exhibit
                  10.4 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)


            10.5 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall (Included as Exhibit 10.9 to Registration Statement No. 333-15411 and incorporated herein by reference.)

            27    Financial Data Schedule (Filed herewith.)


      (b) The Registrant filed two reports on Form 8-K on October 3, 1996 and October 17, 1996, reporting the acquisition of Properties.


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 1997.

                                    CNL AMERICAN PROPERTIES FUND, INC.

                                    By:   ROBERT A. BOURNE
                                          President (Principal Financial
                                          and Accounting Officer)

                                          /s/ Robert A. Bourne
                                          ------------------------
                                          ROBERT A. BOURNE






      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title                    Date
           ---------                    -----                    ----

/s/ James M. Seneff, Jr.        Chairman of the Board     February 18, 1997
-----------------------------   and Chief Executive
James M. Seneff, Jr.            Officer (Principal
                                Executive Officer)



/s/ Robert A. Bourne            Director and              February 18, 1997
-----------------------------   President (Principal
Robert A. Bourne                Financial and
                                Accounting  Officer)



/s/ G. Richard Hostetter        Independent Director      February 18, 1997
-----------------------------
G. Richard Hostetter



/s/ J. Joseph Kruse             Independent Director      February 18, 1997
-----------------------------
J. Joseph Kruse



/s/ Richard C. Huseman          Independent Director      February 18, 1997
-----------------------------
Richard C. Huseman





                              CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           -------------------------------------------------------

                                              December 31, 1996


                                                                        Costs Capitalized
                                                                            Subsequent
                                                     Initial Cost         To Acquisition
                                             ------------------------ --------------------
                                                          Buildings
                                     Encum-                  and        Improve-  Carrying
                                    brances     Land     Improvements    ments     Costs
                                    -------  ----------- ------------ ----------- --------
Properties the Company
  has Invested in Under
  Operating Leases:

    Applebee's Restaurants:
      Montclair, California              -   $   874,315  $        -  $        -  $     -
      Salinas, California                -       779,928           -      562,070       -

    Arby's Restaurants:
      Kendallville, Indiana              -       276,567      505,359          -        -
      Avon, Indiana                      -       338,486      497,282          -        -

    Black-eyed Pea Restaurant:
      Hillsboro, Texas                   -       368,942           -       20,193       -

    Boston Market Restaurants:
      Franklin, Tennessee (k)            -       566,562      442,992          -        -
      Grand Island, Nebraska             -       234,685      644,615          -        -
      Dubuque, Iowa                      -       353,608      663,969          -        -
      Chanhassen, Minnesota              -       376,929      639,875          -        -
      Ellisville, Missouri               -       397,036           -      639,422       -
      Golden Valley, Minnesota           -       665,555           -      475,994       -
      Corvallis, Oregon                  -       365,934           -      595,687       -
      Rockwall, Texas                    -       528,118           -      340,297       -
      Upland, California                 -       787,182           -      238,273       -
      Florissant, Missouri               -       705,522           -      626,845       -
      La Quinta, California              -       681,964           -      287,597       -
      Merced, California                 -       573,163           -      402,636       -
      Atlanta, Georgia                   -       538,580           -       33,151       -
      St. Joseph, Missouri               -       378,786      388,489          -        -

    Burger King Restaurants:
      Burbank, Illinois                  -       543,095           -      620,617       -
      Oaklawn, Illinois                  -     1,211,336           -      824,061       -
      Highland, Indiana                  -       672,815           -      621,133       -
      Indian Head Park, Illinois         -       599,949           -      170,723       -
      Chicago, Illinois                  -       907,636           -      460,692       -
      Chattanooga, Tennessee             -       516,447           -      152,178       -

    Denny's Restaurants:
      Pasadena, Texas                    -       466,555      240,925     265,169       -
      Shawnee, Oklahoma                  -       528,090      373,427     252,225       -
      Grand Rapids, Michigan             -       320,594      559,433          -        -
      McKinney, Texas                    -       439,961           -           -        -






                                                                                Life
      Gross Amount at Which Carried                                           on Which
         at Close of Period (c)                                             Depreciation
 --------------------------------------                                      In Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
    Land      Improvements     Total     Depreciation  struction  Acquired    Computed
 -----------  ------------  -----------  ------------  ---------  --------  ------------





 $   874,315           (g)  $   874,315        (h)        1996      08/96      (h)
     779,928     $ 562,070    1,341,998        (c)         (d)      09/96      (c)


     276,567       505,359      781,926   $  8,077        1995      07/96      (e)
     338,486       497,282      835,768      4,769        1996      09/96      (e)


     368,942        20,193      389,135        (c)         (d)      06/96      (c)


     566,562       442,992    1,009,554     20,238        1995      08/95      (e)
     234,685       644,615      879,300     27,566        1995      09/95      (e)
     353,608       663,969    1,017,577     27,529        1995      10/95      (e)
     376,929       639,875    1,016,804     24,543        1995      11/95      (e)
     397,036       639,422    1,036,458      7,007        1996      06/96      (e)
     665,555       475,994    1,141,549      4,043        1996      06/96      (e)
     365,934       595,687      961,621      4,733        1996      07/96      (e)
     528,118       340,297      868,415      2,051        1996      07/96      (e)
     787,182       238,273    1,025,455      3,503        1996      07/96      (e)
     705,522       626,845    1,332,367        172        1996      09/96      (e)
     681,964       287,597      969,561        420        1996      09/96      (e)
     573,163       402,636      975,799      3,199        1996      09/96      (e)
     538,580        33,151      571,731        (c)         (d)      12/96      (c)
     378,786       388,489      767,275        532        1996      12/96      (e)


     543,095       620,617    1,163,712      8,275        1996      03/96      (e)
   1,211,336       824,061    2,035,397      7,902        1996      03/96      (e)
     672,815       621,133    1,293,948      7,771        1996      04/96      (e)
     599,949       170,723      770,672        (c)         (d)      04/96      (c)
     907,636       460,692    1,368,328        (c)         (d)      10/96      (c)
     516,447       152,178      668,625        (c)         (d)      12/96      (c)


     466,555       506,094      972,649     22,261        1981      09/95      (e)
     528,090       625,652    1,153,742     27,515        1987      09/95      (e)
     320,594       559,433      880,027     14,714        1967      03/96      (e)
     439,961           (g)      439,961        (h)        1996      06/96      (h)


                              CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                     -------------------------------------------------------------------

                                              December 31, 1996


                                                                        Costs Capitalized
                                                                            Subsequent
                                                     Initial Cost         To Acquisition
                                             ------------------------ --------------------
                                                          Buildings
                                     Encum-                  and        Improve-  Carrying
                                    brances     Land     Improvements    ments     Costs
                                    -------  ----------- ------------ ----------- --------
    Golden Corral Family
      Steakhouse Restaurants:
        Carlsbad, New Mexico             -       384,221           -      643,854       -
        Cleburne, Texas                  -       359,455           -      653,853       -
        Corsicana, Texas                 -       349,227      699,756          -        -
        Dover, Delaware                  -     1,043,108           -      977,508       -
        Ft. Worth, Texas                 -       640,320      898,171          -        -
        Tampa, Florida                   -       825,065           -    1,222,843       -
        Universal City, Texas            -       357,429           -      650,249       -
        Columbus, Ohio                   -     1,031,098           -    1,092,939       -
        Port Richey, Florida             -       627,739           -    1,025,611       -
        Lufkin, Texas                    -       462,689           -    1,006,558       -
        Columbia, Tennessee              -       442,218           -           -        -
        Moberly, Missouri                -       373,214           -        9,317       -

    Jack in the Box Restaurants:
      Los Angeles, California            -       603,354      602,630          -        -
      Houston, Texas                     -       545,485           -      527,020       -
      Humble, Texas                      -       437,667           -      591,877       -
      Houston, Texas                     -       376,267           -      574,359       -
      Houston, Texas                     -       403,350           -      565,866       -
      Dallas, Texas                      -       368,932           -      509,758       -

    Kenny Rogers' Roasters
      Restaurant:
        Grand Rapids, Michigan           -       282,806      599,309          -        -

    Pizza Hut Restaurants:
      Adrian, Michigan                   -       242,239           -           -        -
      Bedford, Ohio                      -       174,721           -           -        -
      Bowling Green, Ohio                -       200,442           -           -        -
      Cleveland, Ohio                    -       116,849           -           -        -
      Cleveland, Ohio                    -       226,163           -           -        -
      Cleveland, Ohio                    -       126,494           -           -        -
      Defiance, Ohio                     -       242,239           -           -        -
      East Cleveland, Ohio               -       194,012           -           -        -
      Euclid, Ohio                       -       202,050           -           -        -
      Fairview Park, Ohio                -       142,570           -           -        -
      Lambertville, Michigan             -        99,166           -           -        -
      Middleburg Heights, Ohio           -       216,518           -           -        -
      Monroe, Michigan                   -       152,215           -           -        -
      Norwalk, Ohio                      -       261,529           -           -        -
      North Olmstead, Ohio               -       259,922           -           -        -
      Sandusky, Ohio                     -       259,922           -           -        -
      Seven Hills, Ohio                  -       239,023           -           -        -
      Toledo, Ohio                       -       197,227           -           -        -
      Toledo, Ohio                       -       176,170           -           -        -
      Toledo, Ohio                       -       208,480           -           -        -
      Mayfield Heights, Ohio             -       202,552           -           -        -
      Strongsville, Ohio                 -       186,476           -           -        -





                                                                                Life
      Gross Amount at Which Carried                                           on Which
         at Close of Period (c)                                             Depreciation
 --------------------------------------                                      In Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
    Land      Improvements     Total     Depreciation  struction  Acquired    Computed
 -----------  ------------  -----------  ------------  ---------  --------  ------------


     384,221       643,854    1,028,075     28,953        1995      08/95      (e)
     359,455       653,853    1,013,308     26,600        1995      08/95      (e)
     349,227       699,756    1,048,983     32,558        1995      08/95      (e)
   1,043,108       977,508    2,020,616     41,454        1995      08/95      (e)
     640,320       898,171    1,538,491     41,033        1995      08/95      (e)
     825,065     1,222,843    2,047,908     36,734        1996      08/95      (e)
     357,429       650,249    1,007,678     28,578        1995      08/95      (e)
   1,031,098     1,092,939    2,124,037     39,990        1995      11/95      (e)
     627,739     1,025,611    1,653,350      9,647        1996      05/96      (e)
     462,689     1,006,558    1,469,247        460        1996      11/96      (e)
     442,218           (g)      442,218        (h)        1996      12/96      (h)
     373,214         9,317      382,531        (c)         (d)      12/96      (c)


     603,354       602,630    1,205,984     30,184        1986      06/95      (e)
     545,485       527,020    1,072,505     14,631        1996      11/95      (e)
     437,667       591,877    1,029,544      6,000        1996      06/96      (e)
     376,267       574,359      950,626      5,140        1996      07/96      (e)
     403,350       565,866      969,216      4,806        1996      08/96      (e)
     368,932       509,758      878,690        (c)         (d)      12/96      (c)



     282,806       599,309      882,115     28,146        1995      08/95      (e)


     242,239            -       242,239        (f)        1989      01/96      (f)
     174,721            -       174,721        (f)        1975      01/96      (f)
     200,442            -       200,442        (f)        1985      01/96      (f)
     116,849            -       116,849        (f)        1978      01/96      (f)
     226,163            -       226,163        (f)        1987      01/96      (f)
     126,494            -       126,494        (f)        1986      01/96      (f)
     242,239            -       242,239        (f)        1977      01/96      (f)
     194,012            -       194,012        (f)        1986      01/96      (f)
     202,050            -       202,050        (f)        1983      01/96      (f)
     142,570            -       142,570        (f)        1977      01/96      (f)
      99,166            -        99,166        (f)        1994      01/96      (f)
     216,518            -       216,518        (f)        1975      01/96      (f)
     152,215            -       152,215        (f)        1994      01/96      (f)
     261,529            -       261,529        (f)        1993      01/96      (f)
     259,922            -       259,922        (f)        1976      01/96      (f)
     259,922            -       259,922        (f)        1978      01/96      (f)
     239,023            -       239,023        (f)        1983      01/96      (f)
     197,227            -       197,227        (f)        1978      01/96      (f)
     176,170            -       176,170        (f)        1985      01/96      (f)
     208,480            -       208,480        (f)        1975      01/96      (f)
     202,552            -       202,552        (f)        1980      04/96      (f)
     186,476            -       186,476        (f)        1976      04/96      (f)


                              CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                     -------------------------------------------------------------------

                                              December 31, 1996

                                                                        Costs Capitalized
                                                                            Subsequent
                                                     Initial Cost         To Acquisition
                                             ------------------------ --------------------
                                                          Buildings
                                     Encum-                  and        Improve-  Carrying
                                    brances     Land     Improvements    ments     Costs
                                    -------  ----------- ------------ ----------- --------
      Toledo, Ohio                       -       128,604           -           -        -
      Beaver, West Virginia              -       212,053           -           -        -
      Beckley, West Virginia             -       209,432           -           -        -
      Belle, West Virginia               -        46,737           -           -        -
      Bluefield, West Virginia           -       120,449           -           -        -
      Cross Lanes, West Virginia         -       215,881           -           -        -
      Huntington, West Virginia          -       212,093           -           -        -
      Hurricane, West Virginia           -       180,803           -           -        -
      Marietta, Ohio                     -       169,454           -           -        -
      Milton, West Virginia              -        99,815           -           -        -
      Ronceverte, West Virginia          -        99,733           -           -        -
      Bowling Green, Ohio                -       135,831           -           -        -
      Toledo, Ohio                       -       194,097           -           -        -

    Ryan's Family Steak House
      Restaurant:
        Spring Hill, Florida             -       588,586           -      933,414       -

    Wendy's Old Fashioned
      Hamburgers Restaurants:
        Knoxville, Tennessee             -       357,760           -           -        -
        Camarillo, California            -       640,145           -      673,885       -
                                             -----------  ----------- ----------- --------

                                             $33,850,436  $ 7,756,232 $19,247,874 $     -
                                             =========== ============ =========== ========





                                                                                Life
      Gross Amount at Which Carried                                           on Which
         at Close of Period (c)                                             Depreciation
 --------------------------------------                                      in Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
    Land      Improvements     Total     Depreciation  struction  Acquired    Computed
 -----------  ------------  -----------  ------------  ---------  --------  ------------
     128,604            -       128,604        (f)        1988      04/96      (f)
     212,053            -       212,053        (f)        1986      05/96      (f)
     209,432            -       209,432        (f)        1978      05/96      (f)
      46,737            -        46,737        (f)        1980      05/96      (f)
     120,449            -       120,449        (f)        1986      05/96      (f)
     215,881            -       215,881        (f)        1990      05/96      (f)
     212,093            -       212,093        (f)        1978      05/96      (f)
     180,803            -       180,803        (f)        1978      05/96      (f)
     169,454            -       169,454        (f)        1986      05/96      (f)
      99,815            -        99,815        (f)        1986      05/96      (f)
      99,733            -        99,733        (f)        1991      05/96      (f)
     135,831            -       135,831        (f)        1992      12/96      (f)
     194,097            -       194,097        (f)        1993      12/96      (f)



     588,586       933,414    1,522,000        (c)         (d)      09/96      (c)



     357,760           (g)      357,760        (h)        1996      05/96      (h)
     640,145       673,885    1,314,030      9,662        1996      06/96      (e)
 -----------   -----------  -----------   --------

 $33,850,436   $27,004,106  $60,854,542   $611,396
 ===========   ===========  ===========   ========


                              CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                     -------------------------------------------------------------------

                                              December 31, 1996


                                                                        Costs Capitalized
                                                                            Subsequent
                                                     Initial Cost         To Acquisition
                                             ------------------------ --------------------
                                                          Buildings
                                     Encum-                  and        Improve-  Carrying
                                    brances     Land     Improvements    ments     Costs
                                    -------  ----------- ------------ ----------- --------
Properties the Company
  has Invested in Under
  Direct Financing Leases:

    Applebee's Restaurant:
      Montclair, California              -   $        -   $        -  $   823,193 $     -

    Denny's Restaurant:
      McKinney, Texas                    -            -       655,052          -        -

    Golden Corral Family
      Steakhouse Restaurants:
        Brooklyn, Ohio                   -            -     1,044,311          -        -
        Columbia, Tennessee              -            -       939,713          -        -
        Eastlake, Ohio                   -       256,332    1,473,306          -        -

    TGI Friday's Restaurants:
      Orange, Connecticut                -            -            -    1,379,330       -
      Marlboro, New Jersey               -            -            -    1,409,354       -
      Hazlet, New Jersey                 -            -            -    1,370,519       -
      Hamden, Connecticut                -            -            -    1,272,835       -

    Wendy's Old Fashioned
      Hamburgers Restaurants:
        Knoxville, Tennessee             -            -            -      482,105       -
        Sevierville, Tennessee           -            -            -      529,941       -
        San Diego, California            -            -            -      653,753       -
                                             -----------  ----------- ----------- --------

                                             $   256,332  $ 4,112,382 $ 7,921,030 $     -
                                             =========== ============ =========== ========




                                                                                Life
      Gross Amount at Which Carried                                           on Which
         at Close of Period (c)                                             Depreciation
 --------------------------------------                                      in Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
    Land      Improvements     Total     Depreciation  struction  Acquired    Computed
 -----------  ------------  -----------  ------------  ---------  --------  ------------





         (g)           (g)          (g)        (h)        1996      08/96      (h)


         (g)           (g)          (g)        (h)        1996      06/96      (h)



         (j)           (g)          (g)        (h)        1996      07/96      (h)
         (g)           (g)          (g)        (h)        1996      12/96      (h)
         (g)           (g)          (g)        (i)        1996      12/96      (i)


         (j)           (g)          (g)        (h)        1995      07/95      (h)
         (j)           (g)          (g)        (h)        1996      02/96      (h)
         (j)           (g)          (g)        (h)        1996      03/96      (h)
         (j)           (g)          (g)        (h)        1996      04/96      (h)



         (g)           (g)          (g)        (h)        1996      05/96      (h)
         (j)           (g)          (g)        (h)        1996      06/96      (h)
         (j)           (g)          (g)        (h)        1996      10/96      (h)



               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996 and 1995 are summarized as follows:

                                                              Accumulated
                                                   Cost (b)   Depreciation
                                                 -----------  ------------

            Properties the Partnership
              has Invested in Under
              Operating Leases:

                Balance, December 31, 1994       $        -    $        -
                Acquisitions (l)                  19,824,044            -
                Depreciation expense (e)                  -        100,318
                                                 -----------   -----------

                Balance, December 31, 1995        19,824,044       100,318
                Acquisitions (l)                  41,030,498            -
                Depreciation expense                      -        511,078
                                                 -----------   -----------

                Balance, December 31, 1996       $60,854,542   $   611,396
                                                 ===========   ===========


(b) As of December 31, 1996 and 1995, the aggregate cost of the Properties owned by the Company and its subsidiary for federal income tax purposes was $73,144,286 and $21,199,004, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(c) Property was not placed in service as of December 31, 1996; therefore, no depreciation was taken.

(d)   Scheduled for completion in 1997.

(e) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(f) The building portion of this property is owned by the tenant; therefore, depreciation is not applicable.

(g) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(h) For financial reporting purposes, the portion of this lease relating to the building has been recorded as direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(i) For financial reporting purposes, the lease for the land and building has been recorded as direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.


               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------
                               December 31, 1996


(j) The Company owns the building only relating to this Property. This property is subject to a ground lease between the tenant and an unaffiliated third party. In connection therewith, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord of the land. The tri-party agreement or assignment of interest each provide that the tenant is responsible for all obligations under the ground lease and provide certain rights to the Company to help protect its interest in the building in the event of a default by the tenant under the terms of the ground lease.

(k) The restaurant on the property in Franklin, Tennessee, was converted from a Kenny Rogers' Roasters restaurant to a Boston Market restaurant in 1996.

(l) During the years ended December 31, 1996 and 1995, the Company (i) incurred acquisition fees totalling $4,535,685 and $1,730,437, respectively, paid to the Advisor, (ii) purchased land and buildings from affiliates of the Company for an aggregate cost of approximately $2,609,800 and $6,621,000, respectively, and (iii) paid development/construction management fees to affiliates of the Company totalling $159,350 during the year ended December 31, 1996. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases and other assets at December 31, 1996 and 1995.


                              CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                 -------------------------------------------

                                              December 31, 1996


                                                                                                        Principal
                                                                                                          Amount
                                                                                                         of Loans
                                                                                                        Subject to
                                                 Final     Periodic            Face       Carrying      Delinquent
                                  Interest     Maturity    Payment   Prior   Amount of    Amount of      Principal
       Description                  Rate         Date       Terms    Liens   Mortgages    Mortgages     or Interest
----------------------------      --------  -------------  --------  -----  -----------  -----------    -----------
Castle Hill Holdings V, L.L.C.
First Mortgages                    10.75%   January, 2016     (1)    $  -   $ 8,475,000  $ 8,812,787    $        -
  Pizza Hut Restaurants:
    Bedford, OH
    Middleburg Heights, OH
    Fairview Park, OH
    Strongsville, OH
    Cleveland, OH
    East Cleveland, OH
    North Olmstead, OH
    Norwalk, OH
    Sandusky, OH
    Mayfield Heights, OH
    Euclid, OH
    Seven Hills, OH
    Cleveland, OH
    Cleveland, OH
    Toledo, OH
    Toledo, OH
    Defiance, OH
    Toledo, OH
    Bowling Green, OH
    Monroe, MI
    Lambertville, MI
    Adrian, MI
    Toledo, OH

Castle Hill Holdings VI, L.L.C.
First Mortgages                    10.75%    June, 2016       (1)       -     3,888,000    4,071,755             -
  Pizza Hut Restaurants:
    Hurricane, WV
    Marietta, OH
    Bluefield, WV
    Huntington, WV
    Ronceverte, WV
    Milton, WV
    Beckley, WV
    Belle, WV
    Cross Lanes, WV
    Beaver, WV

Castle Hill Holdings VII, L.L.C.
First Mortgages                    10.75%   January, 2017     (1)       -       484,000      505,065             -
  Pizza Hut Restaurants:
    Bowling Green, OH
    Toledo, OH                                                       -----  -----------  -----------    -----------

    Total                                                            $  -   $12,847,000  $13,389,607(3) $        -
                                                                     =====  ============ ===========    ===========


               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

             SCHEDULE IV - NOTES TO MORTGAGE LOANS ON REAL ESTATE
             ----------------------------------------------------

                               December 31, 1996


(1) Equal monthly payments of principal and interest at an annual rate of 10.75%.

(2)   The tax carrying value of the notes is $13,389,607.

(3)   The changes in the carrying amounts are summarized as follows:

                                                1996          1995       1994
                                             -----------    --------   --------

      Balance at beginning of period         $        -     $     -    $     -

      New mortgage loans                      12,847,000          -          -

      Accrued interest                            35,286          -          -

      Collection of principal                   (133,850)         -          -

      Deferred financing income                  (46,268)         -          -

      Unamortized loan costs                     687,439          -          -
                                             -----------    --------   --------

      Balance at end of period               $13,389,607    $     -    $     -
                                             ===========    ========   ========


                                   EXHIBITS




                                 EXHIBIT INDEX


Exhibit Number
--------------

     3.1 Form of CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.4 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

     3.2 Form of CNL American Properties Fund, Inc. Bylaws (Included as Exhibit 3.5 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

     4.1 Form of CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.4 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

     4.2 Form of CNL American Properties Fund, Inc. Bylaws (Included as Exhibit 3.5 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

     4.3    Form of Reinvestment Plan (Included as Exhibit 4.4 to
            Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

     4.4 Form of Amended Reinvestment Plan (Included as Exhibit 4.3 to Registration Statement No. 333-15411 and incorporated herein by reference.)

     10.1 Advisory Agreement between CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Included as Exhibit 10.15 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

     10.2 Promissory Note, dated March 5, 1996, among Registrant and First Union National Bank of Florida relating to a
            $15,000,000 loan (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

     10.3 Line of Credit and Security Agreement, dated March 5, 1996, among Registrant and First Union National Bank of Florida relating to a $15,000,000 loan (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

     10.4 Collateral Assignment of Contract Rights, dated March 5, 1996, among Registrant and First Union National Bank of Florida relating to a $15,000,000 loan (Included as Exhibit
            10.4 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

     10.5 Form of Indemnification Agreement dated as of April 18, 1995 between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall (Included as Exhibit 10.9 to Registration Statement No. 333-15411 and incorporated herein by reference.)

     27     Financial Data Schedule (Filed herewith.)


                                       i