Form 10-Q
period 1997-03-31
CNL AMERICAN PROPERTIES FUND INC
filed 1997-05-15
CIK 922981

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997

                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                            Commission file number
                                   0-28380


                     CNL American Properties Fund, Inc.
            (Exact name of registrant as specified in its charter)


          Maryland                            59-3239115
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                                32801
(Address of principal                        (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                       (407) 422-1574


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

19,126,583 shares of common stock, $.01 par value, outstanding as of April 30, 1997.










                                   CONTENTS



Part I                                                              Page

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











                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   March 31,    December 31,
               ASSETS                                1997           1996
                                                 ------------   ------------

Land and buildings on operating leases,
  less accumulated depreciation                  $ 82,040,349   $ 60,243,146
Net investment in direct financing leases          19,816,023     15,186,686
Cash and cash equivalents                          44,132,920     42,450,088
Restricted cash                                       231,787             -
Receivables                                           334,698        160,675
Mortgage notes receivable                          17,803,151     13,389,607
Organization costs, less accumulated
  amortization of $7,318 and $6,318                    12,682         13,682
Loan costs, less accumulated amortization
  of $28,934 and $22,034                               25,599         32,499
Accrued rental income                                 606,879        422,076
Other assets                                        2,718,273      2,926,589
                                                 ------------   ------------

                                                 $167,722,361   $134,825,048
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                     $  5,469,649   $  3,521,816
Accrued interest payable                               13,936         13,164
Accrued construction costs payable                  4,409,764      6,587,573
Accounts payable and accrued expenses                  83,986         79,817
Due to related parties                                733,581        997,084
Rents paid in advance                                 227,391        118,900
Deferred rental income                                592,125        335,849
Other payables                                         13,495         15,117
                                                 ------------   ------------
      Total liabilities                            11,543,927     11,669,320
                                                 ------------   ------------

Minority interest                                     287,647        288,301
                                                 ------------   ------------

Commitments (Note 12)

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares                                                 -              -
  Excess shares, $.01 par value per share.
    Authorized and unissued 23,000,000
    shares                                                 -              -
  Common stock, $.01 par value per share.
    Authorized 20,000,000 shares, issued
    and outstanding 17,721,559 and
    13,944,715, respectively                          177,215        139,447
  Capital in excess of par value                  157,115,036    123,687,929
  Accumulated distributions in excess of
    net earnings                                   (1,401,464)      (959,949)
                                                 ------------   ------------
      Total stockholders' equity                  155,890,787    122,867,427
                                                 ------------   ------------

                                                 $167,722,361   $134,825,048
                                                 ============   ============


               See accompanying notes to condensed consolidated
                             financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                         Quarter Ended
                                                           March 31,
                                                       1997          1996
                                                    ----------    ----------

Revenues:
  Rental income from operating leases               $1,643,074    $  763,155
  Earned income from direct financing
    leases                                             446,711        35,926
  Interest income from mortgage notes
    receivable                                         375,357       184,949
  Other interest and income                            474,416        75,849
                                                    ----------    ----------
                                                     2,939,558     1,059,879
                                                    ----------    ----------

Expenses:
  General operating and administrative                 255,456       129,107
  Professional services                                 38,463        29,692
  Asset and mortgage management fees
    to related party                                   110,516        40,370
  State taxes                                           35,350         2,898
  Depreciation and amortization                        240,038        98,472
                                                    ----------    ----------
                                                       679,823       300,539
                                                    ----------    ----------

Earnings Before Minority Interest in
  Income of Consolidated Joint Venture               2,259,735       759,340

Minority Interest in Income of
  Consolidated Joint Venture                            (7,893)      (14,752)
                                                    ----------    ----------

Net Earnings                                        $2,251,842    $  744,588
                                                    ==========    ==========

Earnings Per Share of Common Stock                  $     0.14    $     0.16
                                                    ==========    ==========
Weighted Average Number of Shares of
  Common Stock Outstanding                          15,630,532     4,649,040
                                                    ==========    ==========


               See accompanying notes to condensed consolidated
                             financial statements.

                                     CNL AMERICAN PROPERTIES FUND, INC.
                                               AND SUBSIDIARY
                          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      Quarter Ended March 31, 1997 and
                                        Year Ended December 31, 1996

                                                                         Accumulated
                                      Common stock                      distributions
                                  ---------------------    Capital in     in excess
                                    Number       Par       excess of        of net
                                  of shares     value      par value       earnings        Total
                                  ----------   --------  -------------  -------------  -------------
Balance at December 31, 1995       3,865,416   $ 38,654  $ 32,211,833   $   (269,839)  $ 31,980,648

Subscriptions received for
  common stock through public
  offering and distribution
  reinvestment plan               10,079,299    100,793   100,692,198             -     100,792,991

Stock issuance costs                      -          -     (9,216,102)            -      (9,216,102)

Net earnings                              -          -             -       4,745,962      4,745,962

Distributions declared and
  paid ($.71 per share)                   -          -             -      (5,436,072)    (5,436,072)
                                  ----------   --------  ------------    -----------   ------------

Balance at December 31, 1996      13,944,715    139,447   123,687,929       (959,949)   122,867,427

Subscriptions received for
  common stock through public
  offering and distribution
  reinvestment plan                3,776,844     37,768    37,730,677             -      37,768,445

Stock issuance costs                      -          -     (4,303,570)            -      (4,303,570)

Net earnings                              -          -             -       2,251,842      2,251,842

Distributions declared and
  paid ($.18 per share)                   -          -             -      (2,693,357)    (2,693,357)
                                  ----------   --------  ------------    -----------   ------------

Balance at March 31, 1997         17,721,559   $177,215  $157,115,036    $(1,401,464)  $155,890,787
                                  ==========   ========  ============    ===========   ============


                              See accompanying notes to condensed consolidated
                                            financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Quarter Ended
                                                          March 31,
                                                     1997           1996
                                                 ------------   ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                 $  2,717,456   $    710,678
                                                 ------------   ------------

    Cash Flows From Investing Activities:
      Additions to land and buildings
        on operating leases                       (23,400,414)    (8,886,922)
      Investment in direct financing
        leases                                     (5,206,508)       (10,000)
      Increase in restricted cash                    (231,787)            -
      Investment in mortgage notes
        receivable                                 (4,443,982)    (8,445,337)
      Collection on mortgage notes
        receivable                                     49,471         10,119
      Increase in other assets                        (95,969)      (230,181)
                                                 ------------   ------------
          Net cash used in investing
            activities                            (33,329,189)   (17,562,321)
                                                 ------------   ------------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition and
        stock issuance costs paid by
        related parties on behalf of the
        Company                                      (768,733)      (265,491)
      Proceeds of borrowing on line
        of credit                                   2,207,299         53,500
      Payment on line of credit                      (259,466)            -
      Payment of loan costs                                -         (53,500)
      Contribution from minority
        interest of consolidated
        joint venture                                      -          92,519
      Subscriptions received from
        stockholders                               37,768,445     16,587,723
      Distribution to minority interest                (8,547)       (14,018)
      Distributions to stockholders                (2,693,357)      (771,465)
      Payment of stock issuance costs              (4,003,576)    (1,515,764)
      Other                                            52,500         15,000
                                                 ------------   ------------
          Net cash provided by
            financing activities                   32,294,565     14,118,504
                                                 ------------   ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                       1,682,832     (2,733,139)

Cash and Cash Equivalents at Beginning
  of Quarter                                       42,450,088     11,508,445
                                                 ------------   ------------

Cash and Cash Equivalents at End
  of Quarter                                     $ 44,132,920   $  8,775,306
                                                 ============   ============


               See accompanying notes to condensed consolidated
                             financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                        Quarter Ended
                                                          March 31,
                                                     1997           1996
                                                 ------------   ------------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition and stock issuance
      costs on behalf of the Company
      as follows:
        Acquisition costs                        $    220,259   $     51,860
        Stock issuance costs                          593,489        264,484
                                                 ------------   ------------

                                                 $    813,748   $    316,344
                                                 ============   ============


               See accompanying notes to condensed consolidated
                             financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1997 and 1996


1.    Organization and Nature of Business:

      CNL American Properties Fund, Inc. (the "Company") was organized in Maryland on May 2, 1994, primarily for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. The Company may provide financing ("Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company.
      To a lesser extent, the Company may offer furniture, fixtures and equipment financing ("Secured Equipment Leases") to operators of restaurant chains.

2.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

      The Company accounts for its 85.47% interest in CNL/Corral South Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Company's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      Certain items in the prior year's financial statements have been reclassified to conform to 1997 presentation. These reclassifications had no effect on stockholders' equity or net earnings.


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


2.    Basis of Presentation - Continued:

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." The Statement, which is effective for fiscal years ending after December 15, 1997, provides for a revised computation of earnings per share. The Company will adopt this Standard in 1997 and does not expect compliance with such Standard to have a material effect, if any, on the Company's earnings per share.

3.    Leases:

      The Company leases its land, buildings and equipment subject to Secured Equipment Leases to operators or franchisees of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases relating to 108 of the Company's Properties have been classified as operating leases (including the leases relating to 18 properties under construction as of March 31, 1997) and the leases relating to 15 Properties and 13 Secured Equipment Leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of four of these leases are accounted for as operating leases.

4.    Land and Buildings on Operating Leases:

      Land and buildings on operating leases consisted of the following at:

                                             March 31,       December 31,
                                               1997             1996
                                            -----------      ------------

            Land                            $43,544,239      $33,850,436
            Buildings                        30,887,399       24,152,610
                                            -----------      -----------
                                             74,431,638       58,003,046
            Less accumulated
              depreciation                     (848,735)        (611,396)
                                            -----------      -----------
                                             73,582,903       57,391,650
            Construction in
              progress                        8,457,446        2,851,496
                                            -----------      -----------

                                            $82,040,349      $60,243,146
                                            ===========      ===========


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


4.    Land and Buildings on Operating Leases - Continued:

      Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the quarters ended March 31, 1997 and 1996, the Company recognized $269,740 and $112,905, respectively, of such rental income.

      The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at March 31, 1997:

            1997                                            $  4,771,109
            1998                                               6,383,324
            1999                                               6,397,734
            2000                                               6,421,406
            2001                                               6,600,851
            Thereafter                                        91,381,537
                                                            ------------

                                                            $121,955,961
                                                            ============

      Since leases are renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents which may be received on the leases based on the percentage of the tenant's gross sales. These amounts do not include minimum lease payments that will become due when Properties under development are completed (See Note 12).

5.    Net Investment in Direct Financing Leases:

      The following lists the components of the net investment in direct financing leases at:

                                             March 31,      December 31,
                                               1997             1996
                                           ------------     ------------

            Minimum lease payments
              receivable                   $ 37,029,377     $ 30,162,465
            Estimated residual
              values                          1,362,487        1,346,332
            Less unearned income            (19,042,589)     (16,322,111)
                                           ------------     ------------

            Net investment in
              direct financing
              leases                       $ 19,349,275     $ 15,186,686
                                           ============     ============


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


5.    Net Investment in Direct Financing Leases - Continued:

      The following is a schedule of future minimum lease payments to be received on the direct financing leases at March 31, 1997:

            1997                                             $ 2,302,249
            1998                                               3,075,579
            1999                                               3,075,579
            2000                                               3,078,897
            2001                                               2,786,198
            Thereafter                                        22,710,875
                                                             -----------

                                                             $37,029,377
                                                             ===========

      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 4).

6.    Mortgage Notes Receivable:

      In March 1997, in connection with the acquisition of land for eight Pizza Hut restaurants, the Company accepted a promissory note in the principal sum of $4,200,000, collateralized by a mortgage on the buildings on eight Pizza Hut Properties and three additional Pizza Hut buildings. The promissory note bears interest at a rate of 10.5% per annum and is being collected in 240 equal monthly installments of $41,943.

      Mortgage notes receivable consisted of the following at:

                                              March 31,     December 31,
                                                1997            1996
                                             -----------    ------------

            Outstanding principal            $16,863,680    $12,713,151
            Accrued interest income               67,789         35,285
            Deferred financing income            (88,441)       (46,268)
            Unamortized loan costs               960,123        687,439
                                             -----------    -----------

                                             $17,803,151    $13,389,607
                                             ===========    ===========

      Management believes that the estimated fair value of mortgage notes receivable at March 31, 1997, approximates the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


7.    Note Payable:

      On March 5, 1996, the Company entered into a line of credit and security agreement (the "Loan") with a bank to be used by the Company to offer Secured Equipment Leases. The Loan provides that the Company will be able to receive advances of up to $15,000,000 until March 4, 1998. As of March 31, 1997, $5,469,649 of principal was outstanding relating to the Loan, plus $13,936 of accrued interest. In general, advances under the Loan are fully amortizing term loans repayable over six years and bear interest at a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (ranging from 7.52% to 7.65% as of March 31,
      1997). The Company believes, based on current terms, that the carrying value of its note payable at March 31, 1997, approximates fair value.

      Interest costs (including amortization of loan costs) incurred for the quarter ended March 31, 1997, were $97,557, all of which were capitalized as part of the cost of buildings under construction.

8.    Stock Issuance Costs:

      The Company has incurred certain expenses of its offerings of shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offering. Preliminary costs incurred prior to raising capital were advanced by an affiliate of the Company, CNL Fund Advisors, Inc. (the "Advisor").
      The Advisor has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company.

      During the quarter ended March 31, 1997 and the year ended December 31, 1996, the Company incurred $4,303,570 and $9,216,102, respectively, in stock issuance costs, including $3,021,476 and $8,063,439, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 10). The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


9.    Distributions:

      For the quarters ended March 31, 1997 and 1996, approximately 75 and 90 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 25 and ten percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997.

10.   Related Party Transactions:

      During the quarter ended March 31, 1997, the Company incurred $2,832,633 in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of this amount ($2,570,708) was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

      In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the quarter ended March 31, 1997, the Company incurred $188,842 of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

      The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans equal to 4.5% of the total amount raised from the sale of shares. During the quarter ended March 31, 1997, the Company incurred $1,699,580 of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable and other assets.

      In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development/construction management fees payable to affiliates of the Company. Such fees are included


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


10.   Related Party Transactions - Continued

      in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the quarter ended March 31, 1997, the Company incurred $129,379 of such amounts relating to two Properties. No such amounts were incurred for the quarter ended March 31, 1996.

      For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time secured equipment lease servicing fee of two percent of the purchase price of the Equipment that is the subject of a Secured Equipment Lease. During the quarter ended March 31, 1997, the Company incurred $41,281 in secured equipment lease servicing fees. No secured equipment lease servicing fees were incurred for the quarter ended March 31, 1996.

      The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset and mortgage management fee of one-twelfth of 0.60% of the Company's real estate asset value (generally, the total amount invested in the Properties as of the end of the preceding month, exclusive of acquisition fees and acquisition expenses), plus one-twelfth of 0.60% of the Company's total principal amount of the Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the quarters ended March 31, 1997 and 1996, the Company incurred $127,458 and $41,764, respectively, of such fees, $16,942 and $1,394, respectively, of which was capitalized as part of the cost of building for Properties under construction.


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


10.   Related Party Transactions - Continued

      The Advisor and its affiliates provide accounting and administrative services to the Company (including accounting and administrative services in connection with the offerings of shares) on a day-to-day basis. For the quarters ended March 31, 1997 and 1996, the expenses incurred for these services were classified as follows:

                                                    1997          1996
                                                  --------      --------

            Stock issuance costs                  $288,747      $185,113
            General operating and
              administrative expenses              108,003        74,032
                                                  --------      --------

                                                  $396,750      $259,145
                                                  ========      ========

      During the quarter ended March 31, 1997, the Company acquired two Properties for approximately $1,773,300 from affiliates of the Company. The affiliates had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Company. The Properties were acquired at a cost no greater than the lesser of the cost of each Property to the affiliate (including carrying costs) or the Property's appraised value.

      The due to related parties consisted of the following at:

                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------

            Due to the Advisor:
              Expenditures incurred
                on behalf of the
                Company and accounting
                and administrative
                services                          $194,140      $199,068
              Acquisition fees                     289,606       383,210
                                                  --------      --------
                                                   483,746       582,278
                                                  --------      --------

            Due to CNL Securities Corp:
              Commissions                          232,385       372,227
              Marketing support and due
                diligence expense reim-
                bursement fees                      17,450        42,579
                                                  --------      --------
                                                   249,835       414,806
                                                  --------      --------

                                                  $733,581      $997,084
                                                  ========      ========


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


11.   Concentration of Credit Risk:

      During the quarter ended March 31, 1997, one affiliated group of lessees and borrowers represented more than ten percent of the Company's total rental, earned and interest income from its Properties, Mortgage Loans and Secured Equipment Leases. The following schedule presents rental, earned and interest income earned from this affiliated group for the quarters ended March 31:

                                                     1997         1996
                                                   --------     --------

            Castle Hill Holdings V,
              L.L.C., Castle Hill
              Holdings VI, L.L.C.,
              and Castle Hill Holdings
              VII, L.L.C. ("Castle Hill")          $573,398     $282,525

      In addition, during the quarter ended March 31, 1997, three restaurant chains each contributed more than ten percent of the Company's total rental, earned and interest income. The following schedule presents rental, earned and interest income from each of these restaurants chains for the quarters ended March 31:

                                                     1997         1996
                                                   --------     --------

            Golden Corral Family
              Steakhouse Restaurants               $584,647     $371,290
            Pizza Hut                               573,398      282,525
            Boston Market                           328,515       82,341

      Although the Company's Properties are geographically diverse and the Company's lessees and borrowers operate a variety of restaurant concepts, failure of any one of these restaurant chains or any lessee or borrower that contributes more than ten percent of the Company's rental, earned and interest income could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the on-going operations of the lessees and borrowers.

12.   Commitments:

      The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs)


                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


12.   Commitments - Continued:

      to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $19,027,300, of which approximately $15,888,300 in land and other costs had been incurred as of March 31, 1997. The buildings currently under construction are expected to be operational by September 1997. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

      During the quarter ended March 31, 1997, the Company entered into a commitment to sell four of its Properties and the equipment relating to two Secured Equipment Leases to the tenant. Management anticipates that the proceeds received from the sale will be sufficient to cover the carrying value of the Properties and the equipment.

13.   Subsequent Events:

      During the period April 1, 1997 through April 30, 1997, the Company received subscription proceeds for an additional 1,405,024 shares ($14,050,240) of common stock.

      On April 1, 1997, the Company declared distributions of $1,091,133 or $.0615 per share of common stock, payable in June 1997 to stockholders of record on April 1, 1997.

      During the period April 1, 1997 through April 30, 1997, the Company acquired 16 Properties (13 on which restaurants are being constructed and one on which a restaurant is being renovated) for cash at a total cost of approximately $10,523,000, excluding closing and development costs. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement. The development costs (including the purchase of the land and closing costs) to be paid by the Company relating to the 13 Properties under construction and the one Property to be renovated are estimated to be approximately $14,503,700. The buildings under construction are expected to be operational by November 1997.

      At the Company's annual meeting of stockholders held on April 4, 1997, the stockholders approved amendments to the Company's Amended and Restated Articles of Incorporation increasing the number of authorized shares of capital stock from 46,000,000 shares to 156,000,000 shares (consisting of 75,000,000 common shares, 3,000,000 preferred shares and 78,000,000 excess shares).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      The Company is a Maryland corporation that was organized on May 2, 1994, to acquire Properties, directly or indirectly through joint venture or co-tenancy arrangements, to be leased on a long-term, "triple-net" basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. In addition, the Company may provide financing generally for the purchase of buildings by borrowers that lease the underlying land from the Company. To a lesser extent, the Company may offer Secured Equipment Leases to operators of restaurant chains.

      As of March 31, 1997, the Company owned 123 Properties (including one Property through a joint venture arrangement, 17 of which were under construction at March 31, 1997.

Liquidity and Capital Resources

      In April 1995, the Company commenced an offering of its shares of common stock (the "Initial Offering"). During the period January 1, 1997 through February 6, 1997, the Company received subscription proceeds of $11,344,616 (1,134,462 shares) from its Initial Offering, thereby completing such offering. As of the completion of its Initial Offering, the Company had received subscription proceeds of $150,591,765 (15,059,177 shares), including $591,765 (59,177 shares) pursuant to the reinvestment plan. Following the completion of its Initial Offering on February 6, 1997, the Company commenced an offering of up to 27,500,000 shares of common stock (the "Subsequent Offering). As of March 31, 1997, the Company had received subscription proceeds of $26,423,820 (2,642,382 shares) from the Subsequent Offering, including $269,388 (26,939 shares) pursuant to the reinvestment plan. As a result of these transactions, net proceeds to the Company from its offering of shares, after deduction of offering expenses, totalled $33,464,875 for the quarter ended March 31, 1997.

      During the quarter ended March 31, 1997, approximately $27,000,000 was used to invest, or committed for investment, in 29 Properties (17 on which a restaurant was being constructed), in providing mortgage financing of $4,200,000 and to pay acquisition fees to the Advisor totalling $1,699,580 and certain acquisition expenses. The Company acquired two of the 29 Properties from affiliates for purchase prices totalling approximately $1,773,300. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate (including carrying costs) or the Property's appraised value.


Liquidity and Capital Resources - Continued

      In connection with the 17 Properties under construction at March 31, 1997, the Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $19,027,300, of which approximately $15,888,300 in land and other costs had been incurred as of March 31, 1997. The buildings under construction as of March 31, 1997, are expected to be operational by September 1997. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

      During the quarter ended March 31, 1997, the Company also received advances totalling $2,207,299 under its Loan. Such amounts were used to fund Secured Equipment Leases. The Company expects to obtain additional advances under the Loan to fund the remaining amounts due for two Secured Equipment Leases and any Secured Equipment Leases entered into in the future.

      During the period April 1, 1997 through April 30, 1997, the Company acquired 16 additional Properties (13 on which restaurants are being constructed and one on which a restaurant is being renovated) for cash at a total cost of approximately $10,523,200, excluding development and closing costs. The development costs (including the purchase of the land and closing costs) to be paid by the Company relating to the 13 Properties under construction and the one Property to be renovated are estimated to be approximately $14,503,700. The buildings under construction are expected to be operational by November 1997.

      The Company presently is negotiating to acquire additional Properties, but as of April 30, 1997, had not acquired any such Properties.

      As of April 30, 1997, the Company had received aggregate subscription proceeds of $191,065,825 (19,106,583 shares) from its Initial Offering and Subsequent Offering, including $861,153 (86,116 shares) through the reinvestment plan. As of April 30, 1997, the Company had invested or committed for investment approximately $137,000,000 of aggregate net proceeds from the Initial Offering and the Subsequent Offering in 139 Properties, in providing mortgage financing to the tenants of 44 Properties consisting of land only through Mortgage Loans and in paying acquisition fees and certain acquisition expenses, leaving approximately $32,000,000 in aggregate net offering proceeds available for investment in Properties and Mortgage Loans.


Liquidity and Capital Resources - Continued

      The Company expects to use uninvested net offering proceeds, plus any net offering proceeds from the sale of additional shares, to purchase additional Properties, to fund construction costs relating to the Properties under construction and to make Mortgage Loans. The Company expects to use the proceeds of the Loan to fund the Secured Equipment Lease program. The number of Properties to be acquired and Mortgage Loans to be entered into will depend upon the amount of net offering proceeds available to the Company, although the Company is expected to have a total portfolio of 400 to 450 Properties if the maximum number of shares are sold in the Subsequent Offering. The Company intends to limit the amount of Secured Equipment Leases it enters into to ten percent of gross offering proceeds from its offerings.

      At the Company's annual meeting of stockholders held on April 4, 1997, the stockholders approved amendments to the Company's Amended and Restated Articles of Incorporation increasing the number of authorized shares of capital stock from 46,000,000 shares to 156,000,000 shares (consisting of 75,000,000 common shares, 3,000,000 preferred shares and 78,000,000 excess shares). As of April 30, 1997, the Company had 19,126,583 shares of common stock outstanding (including 20,000 shares issued to the Advisor prior to the commencement of the Initial Offering and 86,116 shares issued pursuant to the Company's distribution reinvestment plan) and no preferred stock or excess shares outstanding.

      The Company plans to obtain short-term financing (the "Line of Credit") in an amount up to $20,000,000, the proceeds of which will be used to acquire Properties. Management believes that, during the offering period, the Line of Credit will allow the Company to take advantage of investment opportunities that might otherwise be lost if the Company was forced to delay making the investments until it had raised a sufficient amount of offering proceeds. In addition, management believes that the use of the Line of Credit will enable the Company to reduce or eliminate the instances in which the Company will be required to pay duplicate closing costs as a result of an affiliate of the Advisor purchasing Properties, pending receipt by the Company of sufficient offering proceeds, in order to preserve the investment opportunity for the Company, and the Company subsequently purchasing the Properties from the affiliate. The Line of Credit will be repaid from the proceeds of the offering. No Properties will be encumbered in connection with the Line of Credit. The Company is engaged in preliminary discussions with potential lenders but has not yet obtained a commitment letter for the Line of Credit and may not be able to obtain the Line of Credit on satisfactory terms.

      Properties are and will be leased on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by management.


Liquidity and Capital Resources - Continued

      Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At March 31, 1997, the Company had $44,132,920 invested in such short-term investments, as compared to $42,450,088 at December 31, 1996. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make Mortgage Loans, to pay offering and acquisition costs, to pay distributions to stockholders, to meet Company expenses and, in management's discretion, to create cash reserves.

      During the quarters ended March 31, 1997 and 1996, affiliates of the Company incurred on behalf of the Company $593,489 and $264,484, respectively, for certain offering expenses, $220,259 and $51,860, respectively, for certain acquisition expenses, and $170,039 and $69,442, respectively, for certain operating expenses. As of March 31, 1997, the Company owed the Advisor $483,746 for such amounts, unpaid fees and accounting and administrative expenses. As of April 30, 1997, the Company had reimbursed all such amounts. The Advisor has agreed to pay or reimburse to the Company all offering expenses in excess of three percent of gross offering proceeds.

      During the quarters ended March 31, 1997 and 1996, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $2,717,456 and $710,678, respectively. Based on current and anticipated future cash from operations the Company declared distributions to the stockholders of $2,693,357 and $768,133, respectively, during the quarters ended March 31, 1997 and 1996. In addition, on April 1, 1997, the Company declared distributions to its stockholders totalling $1,091,133, payable in June 1997. For the quarters ended March 31, 1997 and 1996, approximately 75 and 90 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and 25 and ten percent, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of April 30, 1997, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

      Management believes that the Properties are adequately covered by insurance. In addition, the Advisor obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to


Liquidity and Capital Resources - Continued

cover a claim relating to the Property. The Company's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Company's operating expenses.

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

Results of Operations

      As of March 31, 1997, the Company and its consolidated joint venture, CNL/Corral South Joint Venture (hereinafter, collectively referred to as the Company) had purchased and entered into long-term, triple-net leases for 123 Properties. The leases provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $34,700 to $467,500. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Company earned $2,089,785 and $799,081, respectively, in rental income from operating leases and earned income from direct financing lease from 105 Properties and 11 Secured Equipment Leases in 1997 and from 41 Properties in 1996. Because the Company has not yet acquired all of its Properties, revenues for the quarters ended March 31, 1997 and 1996, represent only a portion of revenues which the Company is expected to earn during a full quarter in which the Company's Properties are operational.

      As of March 31, 1997, the Company had also entered into Mortgage Loans in the principal sum of $17,047,000, collateralized by mortgages on the buildings relating to 43 Pizza Hut Properties and three additional Pizza Hut buildings. The Mortgage Loans bear interest at rates ranging from 10.5% to 10.75% per annum and are being collected in 240 equal monthly installments in the aggregate amount of $167,455. In connection therewith, the Company earned $375,357 and $184,949 in interest income relating to such Mortgage Loans during the quarters ended March 31, 1997 and 1996, respectively.

      During the quarter ended March 31, 1997, one affiliated group of lessees and borrowers, Castle Hill, represented more than ten percent of the Company's total rental, earned and interest income from its Properties, Mortgage Loans and Secured Equipment Leases.


Results of Operations - Continued

Castle Hill is the lessee under leases relating to 43 restaurants and is the borrower on Mortgage Loans relating to the buildings on such Properties. In addition, during the quarter ended March 31, 1997, three restaurant chains, Golden Corral Family Steakhouse, Pizza Hut and Boston Market, each accounted for more than ten percent of the Company's total rental, earned and interest income relating to its Properties, Mortgage Loans and Secured Equipment Leases. Because the Company has not completed its investment in Properties and Mortgage Loans, it is not possible to determine which lessees, borrowers or restaurant chains will contribute more than ten percent of the Company's rental, earned and interest income during the remainder of 1997 and subsequent years. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's rental and interest income in the current and future years, any failure of such lessees, borrowers or restaurants chains could materially affect the Company's income.

      The Company also earned $474,416 and $75,849, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments and other income. As net offering proceeds are invested in Properties and used to make Mortgage Loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

      Operating expenses, including depreciation and amortization expense, were $679,823 and $300,539 for the quarters ended March 31, 1997 and 1996, respectively. Operating expenses increased primarily as a result of the Company being invested in additional Properties and Mortgage Loans during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties, invests in Mortgage Loans and the Properties under construction become operational. However, asset and mortgage management fees and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." The Statement, which is effective for fiscal years ending after December 15, 1997, provides for a revised computation of earnings per share. The Company will adopt this Standard in 1997 and does not expect compliance with such Standard to have a material effect, if any, on the Company's earnings per share.

      This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-



Results of Operations - Continued

looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local real estate conditions, continued availability of proceeds from the Company's offering, the ability of the Company to locate suitable tenants for its Properties and borrowers for its Mortgage Loans, and the ability of tenants and borrowers to make payments under their respective leases or Mortgage Loans.



                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.

Item 2.     Changes in Securities.  Inapplicable.

Item 3.     Defaults upon Senior Securities.  Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) The Company filed three reports on Form 8-K, reporting the acquisition of Properties, on January 21, 1997, January 30, 1997 and March 18, 1997.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of May, 1997.


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


                              By:   /s/Steven D. Shackelford
                                    -----------------------------
                                    STEVEN D. SHACKELFORD
                                    Chief Financial Officer
                                    (Principal Financial Officer)