Form 10-Q
period 1997-06-30
CNL AMERICAN PROPERTIES FUND INC
filed 1997-08-13
CIK 922981

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended       June 30, 1997

                                      OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                            Commission file number
                                   0-28380


                    CNL American Properties Fund, Inc.
            (Exact name of registrant as specified in its charter)


           Maryland                                       59-3239115
    (State or other juris-                             (I.R.S. Employer
   diction of incorporation                           Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                             32801
   (Address of principal                                  (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                                (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

24,393,721 shares of common stock, $.01 par value, outstanding as of August 5, 1997.







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

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    June 30,     December 31,
               ASSETS                                 1997           1996
                                                  ------------   ------------
Land and buildings on operating leases,
  less accumulated depreciation                   $140,983,397   $ 60,243,146
Net investment in direct financing leases           22,703,193     15,186,686
Cash and cash equivalents                           31,097,346     42,450,088
Receivables                                            497,307        160,675
Mortgage notes receivable                           17,737,107     13,389,607
Organization costs, less accumulated
  amortization of $8,318 and $6,318                     11,682         13,682
Loan costs, less accumulated amortization
  of $36,680 and $22,034                                23,954         32,499
Accrued rental income                                  861,703        422,076
Other assets                                         1,026,053      2,926,589
                                                  ------------   ------------
                                                  $214,941,742   $134,825,048
                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                      $  4,756,658   $  3,521,816
Accrued interest payable                                26,751         13,164
Accrued construction costs payable                  10,524,476      6,587,573
Accounts payable and accrued expenses                  113,317         79,817
Due to related parties                                 790,223        997,084
Rents paid in advance                                  305,524        118,900
Deferred rental income                               1,005,050        335,849
Other payables                                          10,315         15,117
                                                   -----------    -----------
      Total liabilities                             17,532,314     11,669,320
                                                   -----------    -----------
Minority interest                                      286,992        288,301
                                                   -----------    -----------
Commitments (Note 12)

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares                                                 -               -
  Excess shares, $.01 par value per share.
    Authorized and unissued 78,000,000
    shares                                                 -               -
  Common stock, $.01 par value per share.
    Authorized 75,000,000 shares, issued
    and outstanding 22,404,318 and
    13,944,715, respectively                           224,043        139,447
  Capital in excess of par value                   198,913,717    123,687,929
  Accumulated distributions in excess of
    net earnings                                    (2,015,324)      (959,949
                                                  ------------   ------------
      Total stockholders' equity                   197,122,436    122,867,427
                                                  ------------   ------------
                                                  $214,941,742   $134,825,048
                                                  ============   ============


               See accompanying notes to condensed consolidated
                             financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                    Quarter Ended        Six Months Ended
                                       June 30,               June 30,
                                  1997        1996         1997        1996
                               ----------  ----------   ----------  ----------
Revenues:
  Rental income from
    operating leases           $2,363,731  $  854,846   $4,006,805  $1,618,001
  Earned income from
    direct financing
    leases                        511,781      50,258      958,492      86,184
  Interest income from
    mortgage notes
    receivable                    439,835     280,549      815,192     465,498
  Other interest and
    income                        460,329     135,940      934,745     211,789
                               ----------  ----------   ----------  ----------
                                3,775,676   1,321,593    6,715,234   2,381,472
                               ----------  ----------   ----------  ----------
Expenses:
  General operating and
    administrative                225,755     143,790      481,211     272,897
  Professional services             6,216      18,699       44,679      48,391
  Asset and mortgage
    management fees to
    related party                 148,740      57,303      259,256      97,673
  State and other taxes            72,513       9,486      107,863      12,384
  Depreciation and
    amortization                  339,366     140,290      579,404     238,762
                               ----------   ---------   ----------   ---------
                                  792,590     369,568    1,472,413     670,107
                               ----------   ---------   ----------   ---------
Earnings Before Minority
  Interest in Income of
  Consolidated Joint
  Venture                       2,983,086     952,025    5,242,821   1,711,365

Minority Interest in
  Income of Consolidated
  Joint Venture                    (7,833)     (7,571)     (15,726)    (22,323)
                               ----------  ----------   ----------  ----------
Net Earnings                   $2,975,253  $  944,454   $5,227,095  $1,689,042
                               ==========  ==========  ===========  ==========
Earnings Per Share of
  Common Stock                 $     0.15  $     0.14   $     0.29  $     0.30
                               ==========  ==========  ===========  ==========
Weighted Average Number
  of Shares of Common
  Stock Outstanding            19,997,391   6,649,040   17,826,025   5,649,041
                               ==========  ==========  ===========  ==========


               See accompanying notes to condensed consolidated
                             financial statements.

                                     CNL AMERICAN PROPERTIES FUND, INC.
                                               AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     Six Months Ended June 30, 1997 and
                                        Year Ended December 31, 1996


                                                     Accumulated
                                                    distributions
                      Common stock       Capital in   in excess
                     Number     Par      excess of      of net
                   of shares   value     par value     earnings       Total
                  ----------- --------  -----------  -----------   -----------
Balance at
  December 31, 1995 3,865,416 $ 38,654 $ 32,211,833 $   (269,839) $ 31,980,648

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan             10,079,299  100,793  100,692,198           -    100,792,991

Stock issuance
  costs                    -        -    (9,216,102)          -     (9,216,102)

Net earnings               -        -            -     4,745,962     4,745,962

Distributions
  declared and
  paid ($.71
  per share)               -        -            -    (5,436,072)   (5,436,072)
                    ---------  -------  -----------  -----------   -----------
Balance at
  December 31, 199613,944,715  139,447  123,687,929     (959,949)  122,867,427

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan              8,459,603   84,596   84,511,434                 84,596,030

Stock issuance
  costs                                  (9,285,646)                (9,285,646)

Net earnings                                           5,227,095     5,227,095

Distributions
  declared and
  paid ($.35
  per share)                                          (6,282,470)   (6,282,470)
                   ---------- --------  ----------- ------------  ------------
Balance at
  June 30, 1997    22,404,318 $224,043 $198,913,717 $ (2,015,324) $197,122,436


               See accompanying notes to condensed consolidated
                              financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                             June 30,
                                                      1997            1996
                                                  ------------   -------------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $  6,314,003    $  1,573,575
                                                  ------------    ------------
    Cash Flows From Investing Activities:
      Additions to land and buildings
        on operating leases                        (75,111,847)   (18,316,555)
      Investment in direct financing
        leases                                     (14,391,675)    (1,555,641)
      Proceeds from sale of buildings and
        equipment under direct financing
        leases                                       6,216,357             -
      Investment in mortgage notes
        receivable                                  (4,443,982)    (12,363,000)
      Collection of deferred financing
        income                                          42,000          43,270
      Collection on mortgage notes
        receivable                                     117,192          41,022
      Increase in other assets                             -          (644,752)
                                                   -----------    ------------
          Net cash used in investing
            activities                             (87,571,955)    (32,795,656)
                                                   -----------    ------------
    Cash Flows From Financing Activities:
      Reimbursement of acquisition and
        stock issuance costs paid by
        related parties on behalf of
        the Company                                 (1,524,434)       (556,511)
      Proceeds of borrowing on line
        of credit                                    2,888,163         603,745
      Payment on line of credit                     (1,653,321)             -
      Payment of loan costs                             (6,101)        (53,500)
      Contribution from minority
        interest of consolidated
        joint venture                                      -            97,419
      Subscriptions received from
        stockholders                                84,646,030      38,362,490
      Distributions to minority interest               (17,035)        (22,010)
      Distributions to stockholders                 (6,282,470)     (1,871,820)
      Payment of stock issuance costs               (8,145,622)     (3,502,100)
      Other                                                -            25,500
                                                  ------------    ------------
          Net cash provided by
            financing activities                    69,905,210      33,083,213
                                                  ------------    ------------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                      (11,352,742)      1,861,132

Cash and Cash Equivalents at Beginning
  of Period                                         42,450,088      11,508,445
                                                  ------------    ------------
Cash and Cash Equivalents at End
  of Period                                       $ 31,097,346    $ 13,369,577
                                                  ============    ============

               See accompanying notes to condensed consolidated
                             financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                         Six Months Ended
                                                             June 30,
                                                      1997            1996
                                                  ------------    ------------
Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition and stock issuance
      costs on behalf of the Company
      as follows:
        Acquisition costs                         $    329,237    $    107,383
        Stock issuance costs                         1,361,009         495,800
                                                  ------------    ------------
                                                  $  1,690,246    $    603,183
                                                  ============    ============


               See accompanying notes to condensed consolidated
                             financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Quarters and Six Months Ended June 30, 1997 and 1996


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

2.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             Quarters and Six Months Ended June 30, 1997 and 1996



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

3.    Leases:

      The Company leases its land, buildings and equipment subject to Secured Equipment Leases to operators or franchisees of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases relating to 152 of the Company's Properties have been classified as operating leases (including the leases relating to 33 properties under construction as of June 30, 1997) and the leases relating to 22 Properties and 14 Secured Equipment Leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 14 of these leases are accounted for as operating leases.

4.    Land and Buildings on Operating Leases:

      In May 1997, the Company sold four of its Properties and the equipment relating to two secured Equipment Leases to the tenant. The Company received net proceeds of approximately $6,216,400 which was equal to the carrying value of the Properties and the equipment at the time of the sale. As a result, no gain or loss was recognized for financial reporting purposes.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             Quarters and Six Months Ended June 30, 1997 and 1996

4.    Land and Buildings on Operating Leases - Continued:

      Land and buildings on operating leases consisted of the following at:


                                              June 30,       December 31,
                                                1997             1996
                                            ------------     ------------
            Land                            $ 79,480,653     $ 33,850,436
            Buildings                         49,214,317       24,152,610
                                            ------------     ------------
                                             128,694,970       58,003,046
            Less accumulated
              depreciation                    (1,185,404)        (611,396)
                                            ------------     ------------
                                             127,509,566       57,391,650
            Construction in
              progress                        13,473,831        2,851,496
                                            ------------     ------------
                                            $140,983,397     $ 60,243,146
                                            ============     ============

      Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the six months ended June 30, 1997 and 1996, the Company recognized $616,027 and $176,080, respectively, of such rental income, $346,287 and $63,175 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

      The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at June 30, 1997:

            1997                                            $  5,899,037
            1998                                              10,723,569
            1999                                              10,737,880
            2000                                              10,761,481
            2001                                              10,953,725
            Thereafter                                       165,685,054
                                                            ------------
                                                            $214,760,746
                                                            ============

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

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             Quarters and Six Months Ended June 30, 1997 and 1996


5.    Net Investment in Direct Financing Leases:

      The following lists the components of the net investment in direct financing leases at:


                                              June 30,       December 31,
                                                1997             1996
                                           -------------    -------------
            Minimum lease payments
              receivable                    $ 46,870,056     $ 30,162,465
            Estimated residual
              values                           3,527,032        1,346,332
            Less unearned income             (27,693,895)     (16,322,111)
                                            ------------     ------------
            Net investment in
              direct financing
              leases                        $ 22,703,193     $ 15,186,686
                                            ============     ============

      The following is a schedule of future minimum lease payments to be received on the direct financing leases at June 30, 1997:

            1997                                             $ 1,635,590
            1998                                               3,273,686
            1999                                               3,273,686
            2000                                               3,273,686
            2001                                               3,045,726
            Thereafter                                        32,367,682
                                                             -----------
                                                             $46,870,056
                                                             ===========


      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 4).

6.    Mortgage Notes Receivable:

      In March 1997, in connection with the acquisition of land for eight Pizza Hut restaurants, the Company accepted a promissory note in the principal sum of $4,200,000, collateralized by a mortgage on the buildings on the eight Pizza Hut Properties and three additional Pizza Hut buildings. The promissory note bears interest at a rate of 10.5% per annum and is being collected in 240 equal monthly installments of $41,943.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             Quarters and Six Months Ended June 30, 1997 and 1996


6.    Mortgage Notes Receivable - Continued:

      Mortgage notes receivable consisted of the following at:



                                              June 30,       December 31,
                                                1997             1996
                                             -----------    ------------
            Outstanding principal            $16,795,958     $12,713,151
            Accrued interest income               79,162          35,285
            Deferred financing income            (87,562)        (46,268)
            Unamortized loan costs               949,549         687,439
                                             -----------     -----------
                                             $17,737,107     $13,389,607
                                             ===========     ===========

      Management believes that the estimated fair value of mortgage notes receivable at June 30, 1997, approximates the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.    Note Payable:

      On March 5, 1996, the Company entered into a line of credit and security agreement (the "Loan") with a bank to be used by the Company to offer Secured Equipment Leases. The Loan provides that the Company will be able to receive advances of up to $15,000,000 until March 4, 1998. As of June 30, 1997, $4,756,658 of principal was outstanding relating to the Loan, plus $26,751 of accrued interest. In general, advances under the Loan are fully amortizing term loans repayable over six years and bear interest at a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (ranging from 7.84% to 7.86% as of June 30,
      1997). The Company believes, based on current terms, that the carrying value of its note payable at June 30, 1997, approximates fair value.

      Interest costs (including amortization of loan costs) incurred for the quarter and six months ended June 30, 1997, were $112,985 and $210,542, respectively, all of which were capitalized as part of the cost of buildings under construction.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             Quarters and Six Months Ended June 30, 1997 and 1996


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

      During the six months ended June 30, 1997 and the year ended December 31, 1996, the Company incurred $9,285,646 and $9,216,102, respectively, in stock issuance costs, including $6,767,682 and $8,063,439, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 10). The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

9.    Distributions:

      For the six months ended June 30, 1997 and 1996, approximately 92 and 85 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately eight and 15 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997.

10.   Related Party Transactions:

      During the six months ended June 30, 1997, the Company incurred $6,344,702 in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of this amount ($5,848,410) was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             Quarters and Six Months Ended June 30, 1997 and 1996


10.   Related Party Transactions - Continued

      In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be re-allowed to other broker-dealers. During the six months ended June 30, 1997, the Company incurred $422,980 of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

      The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans equal to 4.5% of the total amount raised from the sale of shares. During the six months ended June 30, 1997, the Company incurred $3,806,821 of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable and other assets.

      In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development/construction management fees payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the six months ended June 30, 1997, the Company incurred $178,879 of such amounts relating to three Properties. No such amounts were incurred for the six months ended June 30, 1996.

      For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time secured equipment lease servicing fee of two percent of the purchase price of the Equipment that is the subject of a Secured Equipment Lease. During the six months ended June 30, 1997 and 1996, the Company incurred $54,598 and $10,776, respectively, in secured equipment lease servicing fees.

      The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset and mortgage management fee of one-twelfth of 0.60% of the Company's real estate asset value (generally, the total amount invested in the Properties as of the end of the preceding month, exclusive of acquisition fees and acquisition expenses), plus one-twelfth of 0.60% of the Company's total

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             Quarters and Six Months Ended June 30, 1997 and 1996


10.   Related Party Transactions - Continued

      principal amount of the Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the six months ended June 30, 1997 and 1996, the Company incurred $300,656 and $100,526, respectively, of such fees, $41,400 and $2,853, respectively, of which was capitalized as part of the cost of building for Properties under construction.

      The Advisor and its affiliates provide accounting and administrative services to the Company (including accounting and administrative services in connection with the offerings of shares) on a day-to-day basis. For the six months ended June 30, 1997 and 1996, the expenses incurred for these services were classified as follows:


                                                     1997         1996
                                                  ----------   ---------
            Stock issuance costs                  $  757,096   $ 379,090
            General operating and
              administrative expenses                269,208     154,018
                                                  ----------   ---------
                                                  $1,026,304   $ 533,108
                                                  ==========   =========

      During each of the six months ended June 30, 1997 and 1996, the Company acquired two Properties for approximately $1,773,300 and $1,798,000, respectively, from affiliates of the Company. The affiliates had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Company. The Properties were acquired at a cost no greater than the lesser of the cost of each Property to the affiliate (including carrying costs) or the Property's appraised value.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             Quarters and Six Months Ended June 30, 1997 and 1996


10.   Related Party Transactions - Continued

      The due to related parties consisted of the following at:



                                                June 30,     December 31,
                                                  1997          1996
                                               ----------    -----------
            Due to the Advisor:
              Expenditures incurred
                on behalf of the
                Company and accounting
                and administrative
                services                         $333,177       $199,068
              Acquisition fees                    178,715        383,210
                                                 --------       --------
                                                  511,892        582,278
                                                 --------       --------

            Due to CNL Securities Corp:
              Commissions                         258,474        372,227
              Marketing support and due
                diligence expense reim-
                bursement fees                     19,857         42,579
                                                 --------       --------
                                                  278,331        414,806
                                                 --------       --------
                                                 $790,223       $997,084
                                                 ========       ========
11.   Concentration of Credit Risk:

      The following schedule presents total rental, earned, and interest income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Company's total rental, earned, and interest income from its Properties, Mortgage Loans and Secured Equipment Leases for at least one of the quarters ended June 30:

                                                   1997          1996
                                                ---------     ----------
            Castle Hill Holdings V,
              L.L.C. and Castle Hill
              Holdings VI, L.L.C.
              ("Castle Hill")                   $ 690,375     $  441,085
            Foodmaker, Inc.                       419,259         52,833
            Golden Corral Corporation             203,070        142,178


                       CNL AMERICAN PROPERTIES FUND, INC
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             Quarters and Six Months Ended June 30, 1997 and 1996


11.   Concentration of Credit Risk - Continued:

      In addition, the following schedule presents total rental, earned, and interest income from individual restaurant chains, each representing more than ten percent of the Company's rental, earned, and interest income for at least one of the quarters ended June 30:


                                                  1997           1996
                                              -----------     ----------
            Pizza Hut                             690,375        441,085
            Golden Corral Family
              Steakhouse Restaurants              664,687        313,694
            Jack in the Box                       419,259         52,833
            Boston Market                         378,590         85,918


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

12.   Commitments:

      The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $37,343,000 of which approximately $29,936,300 in land and other costs had been incurred as of June 30, 1997. The buildings currently under construction are expected to be operational by December 1997. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             Quarters and Six Months Ended June 30, 1997 and 1996


13.   Subsequent Events:

      During the period July 1, 1997 through August 5, 1997, the Company received subscription proceeds for an additional 2,009,403 shares ($20,094,034) of common stock.

      On July 1, 1997, the Company declared distributions of $1,403,244 or $.0625 per share of common stock, payable in September 1997 to stockholders of record on July 1, 1997.

      During the period July 1, 1997 through August 5, 1997, the Company acquired 20 Properties (four on which restaurants are being constructed and five on which a restaurant is being renovated) for cash at a total cost of approximately $20,377,100. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction are expected to be operational by August 1998.

      On August 5, 1997, the Company obtained a commitment (the "Commitment") from a bank to amend and restate its Loan described in Note 7. The Commitment provides that the Company will be able to receive advances on a revolving $35,000,000 unsecured line of credit (the "Line of Credit") to purchase and develop Properties and to fund Mortgage Loans and Secured Equipment Leases. The advances will bear interest at a rate of LIBOR plus 1.65% or the bank's prime rate, whichever the Company selects at the time of borrowing. Interest only will be repayable monthly until June 30, 1999, at which time all remaining interest and principal shall be due. The Line of Credit will provide for two one-year renewal options. The Commitment will expire unless it is closed on or before August 29, 1997.

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

      As of June 30, 1997, the Company owned 174 Properties (including one Property through a joint venture arrangement, and 33 Properties which were under construction at June 30, 1997).

Liquidity and Capital Resources

      In April 1995, the Company commenced an offering of its shares of common stock (the "Initial Offering"). During the period January 1, 1997 through February 6, 1997, the Company received subscription proceeds of $11,344,616 (1,134,462 shares) from its Initial Offering, thereby completing such offering. As of the completion of its Initial Offering, the Company had received subscription proceeds of $150,591,765 (15,059,177 shares), including $591,765 (59,177 shares) pursuant to the Company's reinvestment plan. Following the completion of its Initial Offering on February 6, 1997, the Company commenced an offering of up to 27,500,000 shares of common stock (the "Subsequent Offering). As of June 30, 1997, the Company had received subscription proceeds of $73,251,412 (7,325,141 shares) from the Subsequent Offering, including $643,293 (64,329 shares) pursuant to the reinvestment plan. Net proceeds to the Company from the Initial Offering and the Subsequent Offering, after deduction of offering expenses, totalled $75,310,383 for the six months ended June 30, 1997.

      At the Company's annual meeting of stockholders held on April 4, 1997, the stockholders approved amendments to the Company's Amended and Restated Articles of Incorporation increasing the number of authorized shares of capital stock from 46,000,000 shares to 156,000,000 shares (consisting of 75,000,000 common shares, 3,000,000 preferred shares and 78,000,000 excess shares).

      During the six months ended June 30, 1997, approximately $92,000,000 was used to invest, or committed for investment, in 80 Properties (33 Properties on which a restaurant was being constructed as of June 30, 1997), in providing mortgage financing of $4,200,000 and to pay acquisition fees to the Advisor totalling $3,806,821 and certain acquisition expenses. The Company acquired two of the 80 Properties from affiliates for purchase prices totalling approximately $1,773,300. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate (including carrying costs) or the Property's appraised value.

      In connection with the 33 Properties under construction at June 30, 1997, the Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $37,343,000, of which approximately $29,936,300 had been incurred as of June 30, 1997. The buildings under construction as of June 30, 1997, are expected to be operational by December 1997. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

      In May 1997, the Company sold four of its Properties and the equipment relating to two secured Equipment Leases to the tenant. The Company received net proceeds of approximately $6,216,400 which was equal to the carrying value of the Properties and the equipment at the time of the sale. As a result, no gain or loss was recognized for financial reporting purposes.

      During the six months ended June 30, 1997, the Company also received advances totalling $2,888,163 under the Loan. Such amounts were used to fund Secured Equipment Leases. During the six months ended June 30, 1997, the Company repaid $1,653,321 under the Loan, a portion of which was received from the sales proceeds of the two Secured Equipment Leases described above. The Company expects to obtain additional advances under the Loan to fund the remaining amounts due for Secured Equipment Leases and any Secured Equipment Leases entered into in the future.

      During the period July 1, 1997 through August 5, 1997, the Company acquired 20 additional Properties (four on which restaurants are being constructed and five on which a restaurant is being renovated) for cash at a total cost of approximately $20,377,100. The buildings under construction are expected to be operational by August 1998.

      The Company presently is negotiating to acquire additional Properties, but as of August 5, 1997, had not acquired any such Properties.

      As of August 5, 1997, the Company had received aggregate subscription proceeds of $243,937,211 (24,393,721 shares) from its Initial Offering and Subsequent Offering, including $1,235,058 (123,506 shares) through its reinvestment plan. As of August 5, 1997, the Company had invested or committed for investment approximately $207,931,000 of aggregate net proceeds from the Initial Offering and the Subsequent Offering in 194 Properties, in providing mortgage financing to the tenants of 44 Properties consisting of land only through Mortgage Loans and in paying acquisition fees and certain
acquisition expenses, leaving approximately $10,709,000 in aggregate   net
offering  proceeds  available for investment in Properties and Mortgage Loans.

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

      On August 5, 1997, the Company obtained a commitment (the "Commitment") from a bank to amend and restate its Loan described in Note 7. The Commitment provides that the Company will be able to receive advances on a revolving $35,000,000 unsecured line of credit (the "Line of Credit") to purchase and develop Properties and to fund Mortgage Loans and Secured Equipment Leases. The advances will bear interest at a rate of LIBOR plus 1.65% or the bank's prime rate, whichever the Company selects at the time of borrowing. Interest only will be repayable monthly until June 30, 1999, at which time all remaining interest and principal shall be due. The Line of Credit will provide for two one-year renewal options. The Commitment will expire unless it is closed on or before August 29, 1997.

      The Line of Credit will provide short-term financing which the Company anticipates will be repaid using additional offering proceeds and payments received from Secured Equipment Leases, or refinanced on a long-term basis. The Company will not encumber Properties in connection with the Line of Credit. Management believes that during the offering period the Line of Credit will allow the Company to make investments in Properties that the Company otherwise would be forced to delay until it raised a sufficient amount of proceeds from the sale of Shares to allow the Company to make the investments. By eliminating this delay the Company will also eliminate the risk that these investments will no longer be available, or the terms of the investment will be less favorable, when the Company has raised sufficient offering proceeds. Alternatively, Affiliates of the Advisor could make such investments, pending receipt by the Company of sufficient offering proceeds, in order to preserve the investment opportunities for the Company. However, Properties acquired by the Company in this manner would be subject to closing costs both on the original purchase by the Affiliate and on the subsequent purchase by the Company, which would increase the amount of expenses associated
                                      19
with the acquisition of Properties and reduce the amount of offering proceeds available for investment in income-producing assets. Management believes that the use of Line of Credit by the Company will enable the Company to reduce or eliminate the instances in which the Company will be required to pay duplicate closing costs.

      Properties are and will be leased on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by management.

      Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties or to fund Mortgage Loans at such time as Properties suitable for acquisition and investments in Mortgage Notes are identified. At June 30, 1997, the Company had $31,097,346 invested in such short-term investments, as compared to $42,450,088 at December 31, 1996. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make Mortgage Loans, to pay offering and acquisition costs, to pay distributions to stockholders, to meet Company expenses and, in management's discretion, to create cash reserves. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of additional Properties, as described above, during the six months ended June 30, 1997.

      During the six months ended June 30, 1997 and 1996, affiliates of the Company incurred on behalf of the Company $1,361,009 and $495,800, respectively, for certain offering expenses, $329,237 and $107,383, respectively, for certain acquisition expenses, and $236,639 and $149,802, respectively, for certain operating expenses. As of June 30, 1997, the Company owed the Advisor $790,223 for such amounts, unpaid fees and accounting and administrative expenses. As of August 5, 1997, the Company had reimbursed all such amounts. The Advisor has agreed to pay or reimburse to the Company all offering expenses in excess of three percent of gross offering proceeds.

      During the six months ended June 30, 1997 and 1996, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $6,314,003 and $1,573,575, respectively. Based on current and anticipated future cash from operations the Company declared distributions to the stockholders of $6,282,470 and $1,868,487, respectively, during the six months ended June 30, 1997 and 1996. In addition, on July 1, 1997, the

Company declared distributions to its stockholders totalling $1,403,244, payable in September 1997. For the six months ended June 30, 1997 and 1996, approximately 92 and 85 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately eight and 15 percent, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of August 5, 1997, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

Results of Operations

      As of June 30, 1997, the Company and its consolidated joint venture, CNL/Corral South Joint Venture (hereinafter, collectively referred to as the Company) had purchased and entered into long-term, triple-net leases for 178 Properties (including four Properties in each of Marlboro, and Hazlet, New Jersey and Hamden and Orange, Connecticut, which were sold in May 1997). The leases provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $34,800 to $467,500. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase. In connection therewith, during the six months ended June 30, 1997 and 1996, the Company earned $4,965,297 and $1,704,185, respectively, in rental income from operating leases and earned income from direct financing lease from 143 Properties and 16 Secured Equipment Leases in 1997 (including two Secured Equipment Leases in Marlboro and Hazlet, New Jersey, which were sold in May 1997) and from 41 Properties in 1996 ($2,875,512 and

$905,104 of which was earned during the quarters ended June 30, 1997 and 1996, respectively). Because the Company has not yet acquired all of its Properties, revenues for the six months ended June 30, 1997 and 1996, represent only a portion of revenues which the Company is expected to earn in future periods in which the Company's Properties are operational.

      As of June 30, 1997, the Company had also entered into Mortgage Loans in the principal sum of $17,047,000, collateralized by mortgages on the buildings relating to 44 Pizza Hut Properties and two additional Pizza Hut buildings. The Mortgage Loans bear interest at rates ranging from 10.5% to 10.75% per annum and are being collected in 240 equal monthly installments in the aggregate amount of $167,455. In connection therewith, the Company earned $815,192 and $465,498 in interest income relating to such Mortgage Loans during the six months ended June 30, 1997 and 1996, respectively, $439,835 and $280,549 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

      During the six months ended June 30, 1997, two affiliated group of lessees and borrowers, Castle Hill and Foodmaker, Inc., each represented more than ten percent of the Company's total rental, earned and interest income from its Properties, Mortgage Loans and Secured Equipment Leases. Castle Hill is the lessee under leases relating to 44 restaurants and is the borrower on Mortgage Loans relating to the buildings on such Properties and Foodmaker, Inc. is the lessee under leases relating to 17 restaurants. In addition, during the six months ended June 30, 1997, four restaurant chains, Golden Corral Family Steakhouse, Pizza Hut, Jack in the Box, and Boston Market, each accounted for more than ten percent of the Company's total rental, earned and interest income relating to its Properties, Mortgage Loans and Secured Equipment Leases. Because the Company has not completed its investment in Properties and Mortgage Loans, it is not possible to determine which lessees, borrowers or restaurant chains will contribute more than ten percent of the Company's rental, earned and interest income during the remainder of 1997 and subsequent years. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's rental and interest income in the current and future years, any failure of such lessees, borrowers or restaurants chains could materially affect the Company's income.

      During the six months ended June 30, 1997 and 1996, the Company also earned $934,745 and $211,789, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments and other income $460,329 and $135,940 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. As net offering proceeds are invested in Properties and used to make Mortgage Loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

      Operating expenses, including depreciation and amortization expense, were $1,472,413 and $670,107 for the six months ended June 30, 1997 and 1996, respectively, of which $792,590 and $369,568 were incurred for the quarters ended June 30, 1997 and 1996, respectively. Operating expenses increased primarily as a result of the Company having invested in additional Properties and Mortgage Loans during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties, invests in Mortgage Loans and the Properties under construction become operational. However, asset and mortgage management fees and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits:

                  3.3 CNL American Properties Fund, Inc. Articles of Amendment dated May 8, 1997 (Included as
                       Exhibit 3.3 to Registration Statement
                       No 333-15411 on Form S-11 and incorporated herein by reference).

                  4.5 CNL American Properties Fund, Inc. Articles of Amendment dated May 8, 1997 (Included as
                       Exhibit 4.5 to Registration Statement
                       No 333-15411 on Form S-11 and incorporated herein by reference).

            (b) The Company filed three reports on Form 8-K on April 17, 1997, May 28, 1997, and June 25, 1997, reporting property acquisitions, and one report on Form 8-K/A filed on June 19, 1997, amending a previous report filed reporting property acquisitions.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of August, 1997.


                              CNL AMERICAN PROPERTIES FUND, INC.


                              By:   /s/ James M. Seneff, Jr.
                                    JAMES M. SENEFF, JR.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                              By:   /s/Steven D. Shackelford
                                    STEVEN D. SHACKELFORD
                                    Chief Financial Officer
                                    (Principal Financial Officer)