Form 10-Q
period 1997-09-30
CNL AMERICAN PROPERTIES FUND INC
filed 1997-11-13
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

31,407,011 shares of common stock, $.01 par value, outstanding as of November 3, 1997.

                                    CONTENTS






Part I                                                           Page

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets               1

             Condensed Consolidated Statements of
               Earnings                                          2

             Condensed Consolidated Statements of
               Stockholders' Equity                              3

             Condensed Consolidated Statements of
               Cash Flows                                        4-5

             Notes to Condensed Consolidated
               Financial Statements                              6-17

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                               18-26


Part II

  Other Information                                              27

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                               September 30,      December 31,
               ASSETS                              1997               1996
                                               -------------      -----------

Land and buildings on operating leases,
  less accumulated depreciation                 $170,249,188      $ 60,243,146
Net investment in direct financing leases         39,344,776        15,204,972
Cash and cash equivalents                         41,324,755        42,450,088
Restricted cash                                   16,014,345                -
Receivables, less allowance for doubtful
  accounts of $11,177 and $2,857                     736,931           142,389
Mortgage notes receivable                         17,657,131        13,389,607
Organization costs, less accumulated
  amortization of $9,318 and $6,318                   10,682            13,682
Loan costs, less accumulated amortization
  of $54,420 and $22,034                              46,214            32,499
Accrued rental income                              1,320,957           422,076
Other assets                                       1,446,066         2,926,589
                                                ------------      ------------

                                                $288,151,045      $134,825,048
                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                    $ 17,990,638      $  3,521,816
Accrued interest payable                              28,456            13,164
Accrued construction costs payable                11,080,621         6,587,573
Accounts payable and accrued expenses                139,471            79,817
Due to related parties                             1,148,881           997,084
Rents paid in advance                                700,171           118,900
Deferred rental income                             1,167,099           335,849
Other payables                                         6,058            15,117
                                                ------------      ------------
      Total liabilities                           32,261,395        11,669,320
                                                ------------      ------------

Minority interest                                    286,372           288,301
                                                ------------      ------------

Commitments (Note 13)

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares                                                -                 -
  Excess shares, $0.01 par value per share.
    Authorized and unissued 78,000,000
    shares                                                -                 -
  Common stock, $0.01 par value per share.
    Authorized 75,000,000 shares, issued
    and outstanding 28,867,485 and
    13,944,715, respectively                         288,675           139,447
  Capital in excess of par value                 257,416,712       123,687,929
  Accumulated distributions in excess of
    net earnings                                  (2,102,109)         (959,949)
                                                ------------      ------------
      Total stockholders' equity                 255,603,278       122,867,427
                                                ------------      ------------

                                                $288,151,045      $134,825,048
                                                ============      ============





                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        ----------
Revenues:
  Rental income from
    operating leases                              $3,819,866       $  724,958         $7,826,671        $2,342,959
  Earned income from
    direct financing
    leases                                           851,463          238,723          1,809,955           324,907
  Interest income from
    mortgage notes
    receivable                                       437,134          330,880          1,252,326           796,378
  Other interest and
    income                                           428,753          207,681          1,363,498           419,470
                                                  ----------       ----------         ----------        ----------
                                                   5,537,216        1,502,242         12,252,450         3,883,714
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                   183,374          176,418            664,585           449,315
  Professional services                                8,655            1,710             53,334            50,101
  Asset and mortgage
    management fees to
    related party                                    234,665           78,100            493,921           175,773
  State and other taxes                               65,741           27,982            173,604            40,366
  Depreciation and
    amortization                                     526,207          150,051          1,105,611           388,813
                                                  ----------       ----------         ----------        ----------
                                                   1,018,642          434,261          2,491,055         1,104,368
                                                  ----------       ----------         ----------        ----------

Earnings Before Minority
  Interest in Loss (Income)
  of Consolidated Joint
  Venture                                          4,518,574        1,067,981          9,761,395         2,779,346

Minority Interest in
  Loss (Income) of
  Consolidated Joint
  Venture                                             (7,860)              736           (23,586)          (21,587)
                                                  ----------        ----------        ----------        ----------

Net Earnings                                      $4,510,714       $1,068,717         $9,737,809        $2,757,759
                                                  ==========       ==========         ==========        ==========

Earnings Per Share of
  Common Stock                                    $     0.18       $     0.12         $     0.48        $     0.41
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Shares of Common
  Stock Outstanding                               25,371,886        8,993,595         20,368,867         6,771,120
                                                  ==========       ==========         ==========        ==========











                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Nine Months Ended September 30, 1997 and
                          Year Ended December 31, 1996


                                                                                   Accumulated
                                                                                  distributions
                                               Common stock      Capital in         in excess
                                   Number         Par            excess of            of net
                                 of shares       value           par value           earnings             Total
Balance at
  December 31, 1995               3,865,416     $ 38,654       $ 32,211,833       $   (269,839)       $ 31,980,648

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                           10,079,299      100,793        100,692,198                 -          100,792,991

Stock issuance
  costs                                  -            -          (9,216,102)                -           (9,216,102)

Net earnings                             -            -                  -           4,745,962           4,745,962

Distributions
  declared and
  paid ($0.71
  per share)                             -            -                  -          (5,436,072)         (5,436,072)
                                 ----------     --------       ------------       ------------        ------------

Balance at
  December 31, 1996              13,944,715      139,447        123,687,929           (959,949)        122,867,427

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                           14,922,770      149,228        149,078,567                 -          149,227,795

Stock issuance
  costs                                  -            -         (15,349,784)                -          (15,349,784)

Net earnings                             -            -                  -           9,737,809           9,737,809

Distributions
  declared and
  paid ($0.55
  per share)                             -            -                  -         (10,879,969)        (10,879,969)
                                 ----------     --------       ------------       ------------        ------------

Balance at
  September 30, 1997             28,867,485     $288,675       $257,416,712       $ (2,102,109)       $255,603,278
                                 ==========     ========       ============       ============        ============





                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                        September 30,
                                                 1997                1996
                                             ------------        -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                             $ 10,800,147        $  3,244,519
                                             ------------        ------------

    Cash Flows From Investing Activities:
      Additions to land and buildings
        on operating leases                  (106,915,605)        (27,023,938)
      Investment in direct financing
        leases                                (28,977,515)         (9,406,953)
      Proceeds from sale of buildings and
        equipment under direct financing
        leases                                  7,251,511                  -
      Investment in mortgage notes
        receivable                             (4,443,982)        (12,363,000)
      Collection of deferred financing
        income                                     42,000              43,270
      Collection on mortgage notes
        receivable                                186,135              86,815
      Increase in restricted cash             (16,014,345)                 -
      Increase in other assets                         -             (877,463)
                                             ------------        ------------
          Net cash used in investing
            activities                       (148,871,801)        (49,541,269)
                                             ------------        ------------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition and
        stock issuance costs paid by
        related parties on behalf of
        the Company                            (2,244,153)           (765,996)
      Proceeds of borrowing on line
        of credit                              16,253,399           2,417,572
      Payment on line of credit                (1,784,577)            (41,337)
      Payment of loan costs                       (46,101)            (53,500)
      Contribution from minority
        interest of consolidated
        joint venture                                  -               97,419
      Subscriptions received from
        stockholders                          149,227,795          64,506,734
      Distributions to minority interest          (25,515)            (30,626)
      Distributions to stockholders           (10,879,969)         (3,406,759)
      Payment of stock issuance costs         (13,584,558)         (5,680,757)
      Other                                        30,000               2,550
                                             ------------        ------------
          Net cash provided by
            financing activities              136,946,321          57,045,300
                                             ------------        ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                  (1,125,333)         10,748,550

Cash and Cash Equivalents at Beginning
  of Period                                    42,450,088          11,508,445
                                             ------------        ------------

Cash and Cash Equivalents at End
  of Period                                  $ 41,324,755        $ 22,256,995
                                             ============        ============

                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                     Nine Months Ended
                                                       September 30,
                                              1997                    1996
                                          ------------            ------------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition and stock issuance
      costs on behalf of the Company
      as follows:
        Acquisition costs                 $    428,114            $    136,341
        Stock issuance costs                 1,794,722                 615,600
                                          ------------            ------------

                                          $  2,222,836            $    751,941
                                          ============            ============






                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Organization and Nature of Business:

         CNL American Properties Fund, Inc. (the "Company") was organized in Maryland on May 2, 1994, primarily for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of certain national and regional fast-food, family- style and casual dining restaurant chains. The Company may provide financing ("Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. To a lesser extent, the Company may offer furniture, fixtures and equipment financing through leases or loans ("Secured Equipment Leases") to operators of restaurant chains.

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

         The Company accounts for its 85.47% interest in CNL/Corral South Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Company's consolidated joint venture. All significant intercompany balances and transactions have been eliminated.

         Certain items in the prior year's financial statements have been reclassified to conform with the 1997 presentation. These
         reclassifications   had  no  effect  on  stockholders'  equity  or  net
         earnings.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


2.       Basis of Presentation - Continued:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." The Statement, which is effective for fiscal years ending after December 15, 1997, provides for a revised computation of earnings per share. The Company will adopt this Standard in 1997 and does not expect a material effect, if any, on the Company's earnings per share.

3.       Leases:

         The Company leases its land, buildings and equipment subject to Secured Equipment Leases to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases relating to 174 of the
         Company's Properties have been classified as operating leases (including the leases relating to 16 properties under construction as of September 30, 1997) and the leases relating to 40 Properties and 21 Secured Equipment Leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 26 of these leases are accounted for as operating leases.

4.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                           September 30,         December 31,
                                               1997                  1996

                  Land                      $ 93,077,670         $ 33,850,436
                  Buildings                   71,892,658           24,152,610
                                            ------------         ------------
                                             164,970,328           58,003,046
                  Less accumulated
                    depreciation              (1,707,889)            (611,396)
                                            ------------         ------------
                                             163,262,439           57,391,650
                  Construction in
                    progress                   6,986,749            2,851,496
                                            ------------         ------------

                                            $170,249,188         $ 60,243,146
                                            ============         ============

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


4.       Land and Buildings on Operating Leases - Continued:

         Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the nine months ended September 30, 1997 and 1996, the Company recognized $1,259,180 and $275,422, respectively, of such rental income, $643,153 and $99,342 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

         In May 1997, the Company sold four of its Properties and the equipment relating to two Secured Equipment Leases to a tenant. The Company received net proceeds of approximately $6,216,400, which were equal to the carrying value of the Properties and the equipment at the time of the sale. As a result, no gain or loss was recognized for financial reporting purposes. The Company used the net sales proceeds relating to the sale of the equipment to repay amounts previously advanced under its line of credit (see Note 8). The Company intends to reinvest the proceeds from the sale of Properties in additional Properties.

         In July 1997, the Company acquired a Property and then sold it to a tenant. The Company received net proceeds of approximately $1,035,000, which were equal to the carrying value of the Property at the time of sale. As a result, no gain or loss was recognized for financial reporting purposes. The Company intends to reinvest the proceeds from the sale of this Property in an additional Property.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at September 30, 1997:

                  1997                            $  3,802,503
                  1998                              15,515,073
                  1999                              15,601,068
                  2000                              15,557,858
                  2001                              15,777,481
                  Thereafter                       236,483,012
                                                  ------------

                                                  $302,736,995

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


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

5.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at:

                                                September 30,      December 31,
                                                     1997              1996

                  Minimum lease payments
                    receivable                   $ 82,112,142      $ 30,162,465
                  Estimated residual
                    values                          6,465,836         1,346,332
                  Secured equipment lease
                    interest receivable                58,072            18,286
                  Less unearned income            (49,291,274)      (16,322,111)
                                                 ------------      ------------

                  Net investment in
                    direct financing
                    leases                       $ 39,344,776      $ 15,204,972
                                                 ============      ============

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at September 30, 1997:

                  1997                            $ 1,400,937
                  1998                              5,603,745
                  1999                              5,603,745
                  2000                              5,603,745
                  2001                              5,375,677
                  Thereafter                       58,524,293
                                                  -----------

                                                  $82,112,142

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 4).

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


6.       Restricted Cash:

         As of September 30, 1997, the proceeds from amounts advanced under the line of credit (see Note 8) of $11,404,999 plus net offering proceeds of $4,609,346, were being held in an interest-bearing, escrow account pending the release of the funds to provide equipment financing and to purchase seven Properties consisting of building only, respectively (see Note 14).

7.       Mortgage Notes Receivable:

         In March 1997, in connection with the acquisition of land for nine Pizza Hut restaurants, the Company accepted a promissory note in the principal sum of $4,200,000, collateralized by a mortgage on the buildings on the nine Pizza Hut Properties and two additional Pizza Hut buildings. The promissory note bears interest at a rate of 10.5% per annum and is being collected in 240 equal monthly installments of $41,943.

         Mortgage notes receivable consisted of the following at:

                                             September 30,       December 31,
                                                 1997                1996

                  Outstanding principal        $16,727,015       $12,713,151
                  Accrued interest income           78,705            35,285
                  Deferred financing
                    income                         (86,512)          (46,268)
                  Unamortized loan costs           937,923           687,439
                                               -----------       -----------

                                               $17,657,131       $13,389,607
                                               ===========       ===========

         Management believes that the estimated fair value of mortgage notes receivable at September 30, 1997, approximates the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

8.       Note Payable:

         On August 20, 1997, the Company's $15 million line of credit was amended and restated to enable the Company to receive advances on a revolving $35 million unsecured line of credit (the "Line of Credit") to provide equipment financing and to purchase and develop Properties and fund Mortgage Loans. The advances bear interest at a rate of LIBOR plus 1.65% or the

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


8.       Note Payable - Continued:

         bank's prime rate, whichever the Company selects at the time of borrowing. Interest only is repayable monthly until July 31, 1999, at which time all remaining interest and principal shall be due. The Line of Credit provides for two one-year renewal options.

         As of September 30, 1997, $17,990,638 of principal was outstanding relating to the Line of Credit, plus $28,456 of accrued interest. As of September 30, 1997, the interest rate on amounts outstanding under the Line of Credit was 7.306% (LIBOR plus 1.65%). The Company believes, based on current terms, that the carrying value of the Line of Credit at September 30, 1997, approximates fair value.

         Interest costs (including amortization of loan costs) incurred for the quarter and nine months ended September 30, 1997, were $114,546 and $325,088, respectively, all of which were capitalized as part of the cost of buildings under construction.

9.       Stock Issuance Costs:

         The Company has incurred certain expenses in connection with the public offerings of its shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. CNL Fund Advisors, Inc. (the
         "Advisor") has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of aggregate gross offering proceeds received from the sale of shares of the Company.

         During the nine months ended September 30, 1997 and the year ended December 31, 1996, the Company incurred $15,349,784 and $9,216,102, respectively, in stock issuance costs, including $11,938,224 and $8,063,439, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 11). The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


10.      Distributions:

         For the nine months ended September 30, 1997 and 1996, approximately 92 and 88 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 8 and 12 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997.

11.      Related Party Transactions:

         During the nine months ended September 30, 1997, the Company incurred $11,192,085 in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of this amount ($10,427,281) was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be re-allowed to other broker-dealers. During the nine months ended September 30, 1997, the Company incurred $746,139 of such fees, the majority of which was reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of these Properties and structuring the terms of the Mortgage Loans. This fee is equal to 4.5% of the total amount raised from the sale of shares. During the nine months ended September 30, 1997, the Company incurred $6,715,251 of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable and other assets.

         In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development fees payable to affiliates of

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


11.      Related Party Transactions - Continued:

         the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the nine months ended September 30, 1997, and 1996, the Company incurred $369,570 of such fees relating to six Properties and $159,350 of such fees relating to three Properties, respectively.

         For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time Secured Equipment Lease servicing fee of two percent of the purchase price of the equipment that is the subject of a Secured Equipment Lease. During the nine months ended September 30, 1997 and 1996, the Company incurred $90,592 and $45,430, respectively, in Secured Equipment Lease servicing fees.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset and mortgage management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the preceding month. The real estate asset value represents the total amount invested in the Properties as of the end of the preceding month, exclusive of acquisition fees and acquisition expenses. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the nine months ended September 30, 1997 and 1996, the Company incurred $558,319 and $181,497, respectively, of such fees, $64,398 and $5,724, respectively, of which was capitalized as part of the cost of the buildings for Properties under construction.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


11.      Related Party Transactions - Continued

         The Advisor and its affiliates provide accounting and administrative services to the Company on a day-to-day basis as well as services in connection with the offerings of shares. For the nine months ended September 30, 1997 and 1996, the expenses incurred for these services were classified as follows:

                                                 1997               1996
                                              ----------         ---------

                  Stock issuance costs        $1,259,411         $ 558,383
                  General operating and
                    administrative expenses      389,806           236,191
                                              ----------         ---------

                                              $1,649,217         $ 794,574
                                              ==========         =========

         For the periods ended September 30, 1997 and 1996, the Company acquired two Properties for approximately $1,773,300 and three Properties for approximately $2,358,000, respectively, from affiliates of the Company. The affiliates had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Company. The Properties were acquired at a cost no greater than the lesser of the cost of each Property to the affiliate, including its carrying costs, or the Property's appraised value.

         The due to related parties consisted of the following at:

                                               September 30,       December 31,
                                                   1997                1996

                  Due to the Advisor:
                    Expenditures incurred
                      on behalf of the
                      Company and accounting
                      and administrative
                      services                  $  158,971        $  199,068
                    Acquisition fees               530,243           383,210
                                                ----------        ----------
                                                   689,214           582,278
                                                ----------        ----------

                  Due to CNL Securities Corp:
                    Commissions                    427,142           372,227
                    Marketing support and due
                      diligence expense reim-
                      bursement fees                32,525            42,579
                                                ----------        ----------
                                                   459,667           414,806
                                                ----------        ----------

                                                $1,148,881        $  997,084
                                                ==========        ==========

                        CNL AMERICAN PROPERTIES FUND, INC
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


12.      Concentration of Credit Risk:

         The following schedule presents total rental, earned, and interest income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Company's total rental, earned, and interest income from its Properties, Mortgage Loans and Secured Equipment Leases for at least one of the nine month periods ended September 30:

                                                     1997            1996
                                                  ----------      ----------

                  Castle Hill Holdings V,
                    L.L.C., Castle Hill
                    Holdings VI, L.L.C., and
                    Castle Hill Holdings VII,     $1,950,890      $  442,877
                      L.L.C.
                  Foodmaker, Inc.                  1,181,907         176,582
                  Golden Corral Corporation          641,879         432,210

         In addition, the following schedule presents total rental, earned, and interest income from individual restaurant chains, each representing more than ten percent of the Company's rental, earned, and interest income, for at least one of the nine month periods ended September 30:

                                                   1997              1996
                                                ----------        ----------

                  Pizza Hut                     $1,950,890        $  442,877
                  Golden Corral Family
                    Steakhouse Restaurants       1,767,534           827,289
                  Jack in the Box                1,162,274           176,582
                  Boston Market                  1,482,990           276,370

         Although the Company's Properties are geographically diverse and the Company's lessees and borrowers operate a variety of restaurant concepts, failure of any one of these restaurant chains or any one of these lessees or borrowers that contributes more than ten percent of the Company's rental, earned and interest income could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the on-going operations of the lessees and borrowers.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996

13.      Commitments:

         The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $20,121,000, of which approximately $13,390,000 in land and other costs had been incurred as of September 30, 1997. The buildings currently under construction are expected to be operational by March 1998. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

14.      Subsequent Events:

         During the period October 1, 1997 through October 31, 1997, the Company received subscription proceeds for an additional 2,472,810 shares ($24,728,101) of common stock.

         On October 1, 1997, the Company declared distributions of $1,845,170 or $0.06354 per share of common stock, payable in December 1997 to stockholders of record on October 1, 1997.

         On October 1, 1997, the escrow agent released the $16,014,345 that was held in escrow as of on September 30, 1997 (see Note 6) to provide equipment financing and to purchase seven Properties.

         During the period October 1, 1997 through October 31, 1997, the Company acquired 22 Properties (three on which restaurants are being constructed and two Properties which were acquired from an affiliate for approximately $2,340,000) for cash at a total cost of approximately $19,700,000 (including the seven Properties acquired with proceeds held in escrow at September 30, 1997, as described above). The affiliate had purchased and temporarily held title to the two Properties in order to facilitate the acquisition of the Properties by the Company. The two Properties were acquired at a cost no greater than the lesser of the cost of each Property to the affiliate, including its carrying costs, or the Property's appraised value. In connection with the purchase of each of the 22 Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction are expected to be operational by April 1998. Additionally, during this period, the Company provided equipment financing with a total cost of approximately $14,200,000.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


14.      Subsequent Events - Continued:

         On October 10, 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 34,500,000 shares of common stock (the "Subsequent Offering") in an offering expected to commence immediately following the termination of the Company's current offering of shares. Of the 34,500,000 shares of common stock to be offered, 2,000,000 will be available only to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the Subsequent Offering, including the percentage of gross proceeds payable to the managing dealer for selling commissions and expenses in connection with the offering, payable to the Advisor for acquisition fees and acquisition expenses and reimbursable to the Advisor for offering expenses, will be the same as those for the Company's current offering. Net proceeds from the Subsequent Offering will be invested in additional Properties and Mortgage Loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company is a Maryland corporation that was organized on May 2, 1994, to acquire properties, directly or indirectly through joint venture or co-tenancy arrangements, (the "Properties") to be leased on a long-term, "triple-net" basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. In addition, the Company provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. To a lesser extent, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

         As of September 30, 1997, the Company owned 214 Properties, including one Property through a joint venture arrangement and 16 Properties which were under construction.

Liquidity and Capital Resources

         In April 1995, the Company commenced an offering of its shares of common stock (the "Initial Offering"). During the period January 1, 1997 through February 6, 1997, the Company received subscription proceeds of $11,344,616 (1,134,462 shares) from its Initial Offering, thereby completing such offering. As of the completion of its Initial Offering, the Company had received subscription proceeds of $150,591,765 (15,059,177 shares), including $591,765 (59,177 shares) pursuant to the Company's reinvestment plan. Following the completion of its Initial Offering on February 6, 1997, the Company commenced an offering of up to 27,500,000 shares of common stock (the "1997 Offering"). As of September 30, 1997, the Company had received subscription proceeds of $137,883,078 (13,788,308 shares) from the 1997 Offering, including $1,183,289
(118,329 shares) pursuant to the reinvestment plan. Net proceeds to the Company from the Initial Offering and the 1997 Offering, after deduction of offering expenses, totalled $257,685,387 for the nine months ended September 30, 1997.

         During the nine months ended September 30, 1997, approximately $137,368,000 of net offering proceeds were used to invest, or committed for investment, in 124 Properties (including 16 Properties on which a restaurant was being constructed or renovated as of September 30, 1997), to provide mortgage financing of $4,200,000 and to pay acquisition fees to the Advisor totalling $6,715,251, as well as certain acquisition expenses. The Company acquired two of the 124 Properties from affiliates for purchase prices totalling approximately $1,773,300.

The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate (including carrying costs) or the Property's appraised value.

         In connection with the 16 Properties under construction at September 30, 1997, the Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $20,121,000, of which approximately $13,390,000 had been incurred as of September 30, 1997. The buildings under construction as of September 30, 1997, are expected to be operational by March 1998. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

         In May 1997, the Company sold four of its Properties and the equipment relating to two Secured Equipment Leases to a tenant. The Company received net proceeds of approximately $6,216,400, which were equal to the carrying value of the Properties and the equipment at the time of the sale. As a result, no gain or loss was recognized for financial reporting purposes. The Company intends to reinvest the proceeds from the sale of Properties in additional Properties. The Company used the net sales proceeds relating to the sale of the equipment to repay amounts previously advanced under the line of credit.

         In July 1997, the Company acquired a Property and then sold it to the tenant. The Company received net proceeds of approximately $1,035,000, which were equal to the carrying value of the Property at the time of sale. As a result, no gain or loss was recognized for financial reporting purposes. The Company intends to reinvest the proceeds from the sale of the Property in an additional Property.

         On August 20, 1997, the Company's $15 million line of credit was amended and restated to enable the Company to receive advances on a revolving $35 million unsecured line of credit (the "Line of Credit") to provide equipment financing and to purchase and develop Properties and fund Mortgage Loans. The advances bear interest at a rate of LIBOR plus 1.65% or the bank's prime rate, whichever the Company selects at the time of borrowing. Interest only is repayable monthly until July 31, 1999, at which time all remaining interest and principal shall be due. The Line of Credit provides for two one-year renewal options.

         Advances used to fund Secured Equipment Leases will be repaid using payments received from Secured Equipment Leases and will be refinanced in regard to any Secured Equipment Lease not fully repaid at the end of the term of the Line of Credit. Advances used to purchase and develop Properties and to fund Mortgage Loans will be repaid using additional offering proceeds or refinanced on a long-term basis.

         The Company will not encumber Properties in connection with the Line of Credit. Management believes that during the offering period the Line of Credit will allow the Company to make investments that the Company otherwise would be forced to delay until it raised a sufficient amount of proceeds from the sale of shares to allow the Company to make the investments. By eliminating this delay the Company will also eliminate the risk that these investments will no longer be available, or the terms of the investment will be less favorable, when the Company has raised sufficient offering proceeds. Alternatively, affiliates of the Advisor could make such investments, pending receipt by the Company of sufficient offering proceeds, in order to preserve the investment opportunities for the Company. However, Properties acquired by the Company in this manner would be subject to closing costs both on the original purchase by the affiliate and on the subsequent purchase by the Company, which would increase the amount of expenses associated with the acquisition of Properties and reduce the amount of offering proceeds available for investment in income-producing assets. Management believes that the use of the Line of Credit by the Company will enable the Company to reduce or eliminate the instances in which the Company will be required to pay duplicate closing costs.

         During the nine months ended September 30, 1997, the Company received advances totalling $16,253,399 under the Line of Credit to provide equipment financing and the Company repaid $1,784,577 under the Line of Credit, a portion of which was received from the sales proceeds of two Secured Equipment Leases, as described above. The Company expects to obtain additional advances under the Line of Credit to fund future equipment financing requirements and to purchase Properties.

         As of September 30, 1997, the proceeds from amounts advanced under the Line of Credit of $11,404,999 plus net offering proceeds of $4,609,346, were being held in an interest-bearing, escrow account pending the release of the funds to provide equipment financing and to purchase seven Properties consisting of building only. These funds were released from escrow in October 1997.

         During the period October 1, 1997 through October 31, 1997, the Company received subscription proceeds for an additional 2,472,810 shares ($24,728,101) of common stock.

         In addition, during the period October 1, 1997 through October 31, 1997, the Company acquired 22 Properties (three on which restaurants are being constructed and two Properties which were acquired from an affiliate for approximately $2,340,000) for cash at a total cost of approximately $19,700,000 (including the seven Properties acquired with proceeds in escrow at September 30, 1997, as described above). The affiliate had purchased and temporarily held title to the two Properties in order to facilitate the acquisition of the Properties by the Company. The two Properties were acquired at a cost no greater than the lesser of the cost of each Property to the affiliate, including its carrying costs, or the Property's appraised value. In connection with the purchase of each of the 22 Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction are expected to be operational by April 1998. Additionally, during this period, the Company provided equipment financing with a total cost of approximately $14,200,000.

         Additionally,   the  Company   presently  is   negotiating  to  acquire
additional Properties, but as of October 31, 1997, had not acquired any such Properties.

         On October 10, 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 34,500,000 shares of common stock (the "Subsequent Offering"), which is expected to commence immediately following the termination of the Company's current offering. Of the 34,500,000 shares of common stock to be offered, 2,000,000 will be available only to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the Subsequent Offering, including the percentage of gross proceeds payable to the managing dealer for selling commissions and expenses in connection with the offering, payable to the Advisor for acquisition fees and acquisition expenses and reimbursable to the Advisor for offering expenses, will be the same as those for the Company's current offering. Net proceeds from the Subsequent Offering will be invested in additional Properties and Mortgage Loans.

         As of October 31, 1997, the Company had received aggregate subscription proceeds of $313,203,044 (31,320,304 shares) from its Initial Offering and the 1997 Offering, including $1,775,054 (177,506 shares) through its reinvestment plan. As of October 31, 1997, the Company had invested or committed for investment approximately $246,502,748 of aggregate net offering proceeds in 241 Properties, including five which were sold during 1997, in providing mortgage financing to the tenants of 44 Properties consisting of land only through Mortgage Loans and in paying acquisition fees and certain acquisition expenses, leaving approximately $33,935,000 in aggregate net offering proceeds available for investment in Properties and Mortgage Loans.

         The Company expects to use uninvested net offering proceeds, plus any net offering proceeds from the sale of additional shares, to purchase additional Properties, to fund construction costs relating to the Properties under construction and to make Mortgage Loans. The Company does not intend to use net offering proceeds to fund Secured Equipment Leases; however, from time to time the Company may use uninvested net offering proceeds to repay a portion of or all of the balance outstanding under the Line of Credit pending the investment of such offering proceeds in Properties or Mortgage Loans in order to reduce the Company's interest cost during such period. The Company expects to fund the Secured Equipment Leases with proceeds from the Line of Credit. The number of Properties to be acquired and Mortgage Loans to be entered into will depend upon the amount of net offering proceeds available to the Company, although the Company is expected to have a total portfolio of 400 to 450 Properties if the maximum number of shares are sold in the 1997 Offering. The Company intends to limit equipment financing to ten percent of the aggregate gross offering proceeds from its offerings.

         Properties are and will be leased on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by management.

         Until Properties are acquired or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties or to fund Mortgage Loans at such time as suitable Properties and investments in Mortgage Loans are identified.

         At September 30, 1997, the Company had $41,324,755 in cash and cash equivalents, as compared to $42,450,088 at December 31, 1996. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make Mortgage Loans, to pay offering and acquisition costs, to pay distributions to stockholders, to temporarily reduce amounts outstanding under the Company's Line of Credit pending the investment of net offering proceeds, to meet Company expenses, and, in management's discretion, to create cash reserves. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of additional Properties, as described above, during the nine months ended September 30, 1997.

         During the nine months ended September 30, 1997 and 1996, affiliates of the Company incurred on behalf of the Company $1,794,722 and $615,600, respectively, for certain offering expenses, $428,114 and $136,341, respectively, for certain acquisition expenses, and $291,633 and $208,156, respectively, for certain operating expenses. As of September 30, 1997, the Company owed the Advisor $689,214 for such amounts, unpaid fees of $530,243 and accounting and administrative expenses. As of October 31, 1997, the Company had reimbursed all such amounts. The Advisor has agreed to pay or reimburse to the Company all offering expenses in excess of three percent of the aggregate gross proceeds from the Company's Offerings. As of September 30, 1997, the offering expenses had not exceeded this amount.

         During the nine months ended September 30, 1997 and 1996, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $10,800,147 and $3,244,519, respectively. Based on current and anticipated future cash from operations the Company declared distributions to the stockholders of $10,879,969 and $3,403,427, respectively, during the nine months ended September 30, 1997 and 1996. In addition, on October 1, 1997, the Company declared distributions to its stockholders totalling $1,845,170, payable in December 1997. For the nine months ended September 30, 1997 and 1996, approximately 92 and 88 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 8 and 12 percent, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of October 31, 1997, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

         Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property. The Company's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Company's other operating expenses.

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

Results of Operations

         As of September 30, 1997, the Company and its consolidated joint venture, CNL/Corral South Joint Venture (hereinafter, collectively referred to as the "Company") had purchased and entered into long-term, triple-net leases for 219 Properties. (including five Properties which were sold in 1997).

         The Property leases provide for minimum base annual rental payments ranging from approximately $34,800 to $467,500, which are payable in monthly installments. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Company earned $9,636,626 and $2,667,866, respectively, in rental income from operating leases and earned income from direct financing leases from 219 Properties and 23 Secured Equipment Leases in 1997 (including five Properties and two Secured Equipment Leases which were sold during the nine months ended September 30,
1997) and from 72 Properties and five Secured Equipment Leases in 1996 ($4,671,329 and $963,681 of which was earned during the quarters ended September 30, 1997 and 1996, respectively). Because the Company has not yet acquired all of its Properties and certain Properties were under construction as of September 30, 1997, revenues for the nine months ended September 30, 1997, represent only a portion of revenues which the Company is expected to earn in future periods.

         As of September 30, 1997, the Company had also entered into Mortgage Loans in the principal sum of $17,047,000, collateralized by mortgages on the buildings relating to 44 Pizza Hut Properties and two additional Pizza Hut buildings. The Mortgage Loans bear interest at rates ranging from 10.5% to 10.75% per annum and are being collected in 240 equal monthly installments in the aggregate amount of $167,455. In connection therewith, the Company earned $1,252,326 and $796,378 in interest income relating to such Mortgage Loans during the nine months ended September 30, 1997 and 1996, respectively, $437,134 and $330,880 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

         During the nine months ended September 30, 1997, two affiliated groups of lessees and borrowers, Castle Hill and Foodmaker, Inc., each represented more than ten percent of the Company's total rental, earned and interest income from its Properties, Mortgage Loans and Secured Equipment Leases. Castle Hill is the lessee under leases relating to 44 restaurants and is the borrower on Mortgage Loans relating to the buildings on such Properties. Foodmaker, Inc. is the lessee under leases relating to 26 restaurants. In addition, during the nine months ended September 30, 1997, four restaurant chains, Golden Corral Family Steakhouse, Pizza Hut, Jack in the Box, and Boston Market, each accounted for more than ten percent of the Company's total rental, earned and interest income relating to its Properties, Mortgage Loans and Secured Equipment Leases. Because the Company has not completed its investment in Properties and Mortgage Loans, it is not possible to determine which lessees, borrowers or restaurant chains will contribute more than ten percent of the Company's rental, earned and interest income during the remainder of 1997 and subsequent years. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's rental and interest income in the current and future years, any failure of such lessees, borrowers or restaurants chains could materially affect the Company's income.

         During the nine months ended September 30, 1997 and 1996, the Company also earned $1,363,498 and $419,470, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments and other income, $428,753 and $207,681 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. As net offering proceeds are invested in Properties and used to make Mortgage Loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

         Operating expenses, including depreciation and amortization expense, were $2,491,055 and $1,104,368 for the nine months ended September 30, 1997 and 1996, respectively, of which $1,018,642 and $434,261 were incurred for the quarters ended September 30, 1997 and 1996, respectively. Total operating expenses increased primarily as a result of the Company having invested in additional Properties and Mortgage Loans during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties, invests in additional Mortgage Loans and the Properties under construction become operational. However, asset and mortgage management fees, and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." The Statement, which is effective for fiscal years ending after December 15, 1997, provides for a revised computation of earnings per share. The Company will adopt this Standard in 1997 and does not expect a material effect, if any, on the Company's earnings per share.

         This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward- looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local real estate conditions, continued availability of proceeds from the Company's offerings, the ability of the Company to locate suitable tenants for its Properties and borrowers for its Mortgage Loans, and the ability of tenants and borrowers to make payments under their respective leases or Mortgage Loans.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.   Inapplicable.

                  (b)      The Company filed two reports on Form 8-K on July 21,
                           1997  and  September  4,  1997,   reporting  property
                           acquisitions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 1997.


                             CNL AMERICAN PROPERTIES FUND, INC.


                             By:      /s/ James M. Seneff, Jr.
                                      ------------------------------
                                      JAMES M. SENEFF, JR.
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                             By:      /s/Steven D. Shackelford
                                      ------------------------------
                                      STEVEN D. SHACKELFORD
                                      Chief Financial Officer
                                      (Principal Financial Officer)