Form 10-K
period 1997-12-31
CNL AMERICAN PROPERTIES FUND INC
filed 1998-02-25
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered two offerings of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share.

         The number of shares of common stock outstanding as of February 18, 1998, was 39,326,342.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Registrant incorporates by reference portions of the CNL American Properties Fund, Inc. Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 1998.

                                     PART I


Item 1.  Business

         CNL American Properties Fund, Inc. (the "Registrant" or the "Company") is a Maryland corporation, which was organized on May 2, 1994, and which operates for federal income tax purposes as a real estate investment trust (a "REIT"). Beginning in April 1995, the Company offered for sale up to 16,500,000 shares of common stock (the "Shares") ($165,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. Of the 16,500,000 Shares, 1,500,000 were available only to stockholders who elected to participate in the Company's distribution reinvestment plan. Upon completion of the Initial Offering, the Company had received subscription proceeds of $150,591,765 (15,059,177 Shares), including $591,765 (59,177 Shares) issued pursuant to the Company's reinvestment plan.

         Immediately following the termination of the Initial Offering on February 6, 1997, the Company commenced an offering of up to 27,500,000 Shares ($275,000,000) (the "1997 Offering"). Of the 27,500,000 Shares offered in the 1997 Offering, 2,500,000 are available only to stockholders who elect to participate in the Company's reinvestment plan. As of December 31, 1997, the Company had received subscription proceeds totalling $361,729,707 (36,172,971 Shares) from the Initial Offering and 1997 Offering, including $2,464,413 (246,441 Shares) issued pursuant to the reinvestment plan.

          On October 10, 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 34,500,000 Shares ($345,000,000) (the "1998 Offering"),
which is expected to commence immediately following the completion of the Company's 1997 Offering. Of the 34,500,000 shares of common stock to be offered, 2,000,000 will be available only to stockholders purchasing shares through the Company's distribution reinvestment plan. The price per share and the other terms of the 1998 Offering, including the percentage of gross proceeds payable to the managing dealer for selling commissions and expenses in connection with the offering, payable to CNL Fund Advisors, Inc. (the "Advisor") for acquisition fees and acquisition expenses and reimbursable to the Advisor for offering expenses, will be the same as those for the Company's Initial Offering and 1997 Offering. Management believes that the increase in the amount of assets of the Company that will result from the 1998 Offering will increase the diversification of the Company's assets and the likelihood of listing the Company's shares of common stock on a national securities exchange or over-the-counter market ("Listing"), although there is no assurance that Listing will occur. If the shares are not listed on a national securities exchange or over-the-counter market by December 31, 2005, as to which there can be no assurance, the Company will commence orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

         The Company was formed primarily to acquire restaurant properties (the "Properties") located across the United States, directly or indirectly through joint venture or co-tenancy arrangements, to be leased on a long-term (generally, 15 to 20 years, plus renewal options for an additional 10 to 20 years), "triple-net" basis, which means that the tenant will be responsible for repairs, maintenance, property taxes, utilities, and insurance. As of January 22, 1998, the Company owned a portfolio of 246 Properties located across the United States which are leased to operators of certain national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company is expected to have a total portfolio of approximately 670 to 730 Properties, if the maximum number of Shares of the Company is sold in the 1997 Offering and the 1998 Offering. The Company structures the leases of its Properties to provide for payment of base annual rent with (i) automatic increases in base rent and/or (ii) percentage rent based on gross sales above a certain level. The Company also offers financing for the purchase of buildings, generally by tenants that lease the underlying land from the Company (the "Mortgage Loans"). Mortgage Loans are expected to constitute from 5% to 10% of the Company's total investments if the maximum number of Shares is sold in the 1997 Offering and the 1998 Offering. Management believes that the economic effects of the Mortgage Loans for the purchase of buildings are similar to those of its leases (generally with full repayment in 15 to 20 years). In addition, the Company offers furniture, fixtures and equipment (the "Equipment") financing to operators of Restaurant Chains pursuant to which the Company provides, through direct financing leases and loans, the Equipment (collectively, the "Secured Equipment Leases"). The Company has represented that at the end of each quarter, the value of the Equipment together with any personal property owned by the Company, in the aggregate, will represent less than 25% of the Company's total assets. In 1996, the Company obtained a $15,000,000 line of credit and subsequently amended such line of credit to $35,000,000, which is or will be used by the Company to fund Secured Equipment Leases, to purchase Properties and to provide Mortgage Loans.

         As of December 31, 1997, net proceeds to the Company from its Initial Offering, 1997 Offering and capital contributions from the Advisor, after deduction of organizational and offering expenses, totalled $323,867,890. The Company acquired its first Property on June 30, 1995, and as of December 31, 1997, approximately $272,140,000 of such amount had been used to invest, or committed for investment, in 244 Properties (including ten of which were under construction as of December 31, 1997), which includes mortgage financing of $17,047,000, acquisition fees to the Advisor totalling $16,277,837 and certain acquisition expenses. In addition, as of December 31, 1997, the Company had entered into 27 Secured Equipment Leases and entered into two promissory notes totalling $13,225,000 with a borrower for equipment financing. The Company will use the remaining net offering proceeds, together with proceeds from the issuance of Shares subsequent to December 31, 1997, to acquire additional Properties, to pay construction costs relating to the Properties under construction at December 31, 1997, to provide Mortgage Loans, to pay acquisition fees and certain acquisition expenses and to pay expenses relating to the issuance of the Shares. As of January 22, 1998, the Company had acquired two additional Properties (both of which were under construction), as described below in Item 2. Properties. The number of Properties to be acquired and Mortgage Loans to be entered into will depend upon the amount of net offering proceeds available to the Company. The Company presently is negotiating to acquire additional Properties, but as of January 22, 1998, had not acquired any such Properties.

          The Company's primary investment objectives are (i) to preserve, protect, and enhance the Company's assets; (ii) making quarterly distributions;
(iii) obtaining fixed income through the receipt of base rent, as well as increase the Company's income (and distributions) and provide protection against inflation through automatic increases in base rent and receipt of percentage rent, and to obtain fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iv) continuing to qualify as a REIT for federal income tax purposes; and (v) providing stockholders of the Company with liquidity of their investment within two to seven years after commencement of the 1998 Offering, either in whole or in part, through (a) Listing, or (b) the commencement of orderly sales of the Company's assets and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objective of qualifying as a REIT).

         For the next two to seven years, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or a Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness on the line of credit. Within two to seven years, the Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company (although liquidity cannot be assured thereby). If Listing occurs, the Company intends to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT. If Listing does not occur by December 31, 2005, the Company will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

         In deciding the precise timing and terms of Property sales, the Advisor, subject to the approval of the Board of Directors, will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations. The terms of certain leases, however, may require the Company to sell a Property at an earlier time if the tenant exercises its option to purchase a Property after a specified portion of the lease term has elapsed. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain tenants. In connection with sales of Properties by the Company, purchase money obligations may be taken by the Company as part payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

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

Leases

         As of December 31, 1997, the Company had acquired, either directly or through a joint venture arrangement, 244 Properties, which are subject to long-term, triple-net leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. The leases of the Properties owned by the Company and the joint venture in which the Company is a co-venturer, generally provide for initial terms ranging from 15 to 20 years and expire between 2006 and 2017. The leases are on a triple- net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $61,900 to $467,500. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         In connection with the acquisition of 15 of the 20 Properties that are building only, the Company has also entered into tri-party agreements with the tenants and the owners of the land. The tri-party agreements provide that the tenant is responsible for all obligations under the ground lease and provides certain rights to the Company to help protect its interest in the buildings in the event of a default by the tenant under the terms of the ground lease. In connection with the purchase of one of the Properties that is building only, the Company has entered into an assignment of an interest in the ground lease with the landlord of the land. The assignment provides that the ground lessee is responsible for all obligations under the ground lease and provides certain rights to the Company relating to the maintenance of its interest in the building in the event of a default by the lessee under the terms of the ground lease.

         In connection with the acquisition of 44 Properties consisting of land only, the Company acquired the land and is leasing these 44 parcels to the lessee pursuant to four master lease agreements (the "Master Lease Agreements"). The ground lessee has subleased the 44 Properties to three of its affiliates, which are the operators of the restaurants. The general terms of the Master Lease Agreements are similar to those described above in the first three paragraphs. Upon termination of the Master Lease Agreements, the sublessees and lessee will surrender possession of the Properties to the Company, together with any improvements on such Properties. The lessee owns the buildings located on the 44 Properties. In connection with the acquisition of the 44 Properties, the Company provided mortgage financing of $17,047,000 to the lessee pursuant to four Mortgage Loans evidenced by four mortgage notes which are collateralized by the building improvements on these 44 Properties plus two additional properties. The Mortgage Notes bear interest ranging from 10.5% to 10.75% per annum, with all four having principal and interest due in equal monthly installments over 20 years. At the time entered into, the Mortgage Notes equaled approximately 76 to 88 percent of the appraised value of the related buildings. Management believes that, due to the fact that the Company owns the underlying land relating to the 44 Properties and due to other underwriting criteria, the Company has sufficient collateral for the Master Mortgage Notes.

         During the period January 1, 1998 through January 22, 1998, the Company acquired two additional Properties (both of which are under construction). The leases for the two Properties are substantially the same as those described above.

Major Tenants

         During 1997, three of the Company's lessees and borrowers, or affiliated groups of lessees and borrowers, (i) Castle Hill Holdings V, L.L.C., Castle Hill Holdings VI, L.L.C. and Castle Hill Holdings VII, L.L.C.
(hereinafter referred to as "Castle Hill"), (ii) Foodmaker, Inc. and (iii) Houlihan's Restaurants, Inc., each contributed more than ten percent of the Company's total rental, earned income, and interest income relating to its Properties, Mortgage Loans and Secured Equipment Leases. Castle Hill is the lessee under leases relating to the land portion of 44 restaurants and is the borrower on Mortgage Loans relating to the buildings on such Properties. Foodmaker, Inc. is the lessee under leases relating to 29 restaurants and Houlihan's Restaurants Inc. is the lessee under leases relating to 20 restaurants. In addition, four Restaurant Chains, Pizza Hut, Golden Corral Family Steakhouse, Jack in the Box and Boston Market, each accounted for more than ten percent of the Company's total rental, earned income, and interest income relating to Properties, Mortgage Loans and Secured Equipment Leases during 1997. Because the Company has not completed its investment in Properties, Mortgage Loans and Secured Equipment Leases as yet, it is not possible to determine which lessees, borrowers or Restaurant Chains will contribute more than ten percent of the Company's rental, earned income, and interest income during 1998 and subsequent years. In the event that certain lessees, borrowers or Restaurant Chains contribute more than ten percent of the Company's rental, earned income, and interest income in future years, any failure of such lessees, borrowers or Restaurant Chains could materially affect the Company's income. As of December 31, 1997, no single lessee or borrower, or group of affiliated lessees or borrowers lease Properties or are the borrower under Mortgage Loans with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the anticipated total assets of the Company upon completion of the 1997 Offering.

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

         As of December 31, 1997, the Company owned an 85.47% interest in the joint venture. Net cash flow from operations of CNL/Corral South Joint Venture are distributed to the Company and its joint venture partner in accordance with each partners' respective interest. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the Company until it has received a return of its capital contribution, plus a 20 percent return on its capital contributions, then to the other joint venture partner to the extent of its positive capital account balance plus 20 percent thereof; and thereafter, in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

         The Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program pursuant to an advisory agreement (the "Advisory Agreement") between it and the Company. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, Secured Equipment Leases and the line of credit, collecting rental, Mortgage Loan and Secured Equipment Lease payments, inspecting the Properties and the tenants' books and records, and responding to tenant inquiries and notices. The Advisor also provides information to the Company about the status of the leases, the Properties, the Mortgage Loans, the Secured Equipment Leases and the line of credit. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and Mortgage Loans, the Advisor receives a monthly asset and mortgage management fee, of one-twelfth of .60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the proceeding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. For negotiating equipment financing and loans and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time secured equipment lease servicing fee of two percent of the purchase price of the equipment that is the subject of a lease or loan (the "Secured Equipment Lease Servicing Fee").

         The Advisory Agreement continues until April 18, 1998, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior notice by each party.

Borrowing

          In March 1996, the Company entered into a $15,000,000 line of credit and security agreement with a bank, the proceeds of which were to be used by the Company to fund Secured Equipment Leases. The line of credit provided that the Company would be able to receive advances of up to $15,000,000 until March 4, 1998. Generally, all advances under the line of credit bore interest at either
(i) a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (as defined in the line of credit) or (ii) a rate per annum equal to the bank's prime rate, whichever the Company selected at the time advances were made. As a condition of obtaining the line of credit, the Company agreed to grant to the bank a first security interest in the Secured Equipment Leases.

          In August 1997, the Company's $15,000,000 line of credit was amended and restated to enable the Company to receive advances on a revolving $35,000,000 uncollateralized line of credit (the "Line of Credit") to provide equipment financing, to purchase and develop Properties and to fund Mortgage Loans. The advances bear interest at a rate of LIBOR plus 1.65% or the bank's prime rate, whichever the Company selects at the time of borrowing. Interest only is repayable monthly until July 31, 1999, at which time all remaining interest and principal shall be due. The Line of Credit provides for two one-year renewal options.

         During the year ended December 31, 1997, the Company obtained advances totalling $19,721,804 under the Line of Credit, the proceeds of which were used to fund 27 Secured Equipment Leases (including two partially funded Secured Equipment Leases as of December 31, 1997), to provide equipment financing in the form of two promissory notes and to pay loan costs on the original line of credit. The Company expects to obtain additional advances under the Line of Credit to fund the remaining amounts due for two of the Secured Equipment Leases and any Secured Equipment Leases entered into in the future. The Company intends to limit the amount of Secured Equipment Leases it enters into to 10% of gross proceeds of its offerings.

         During 1996, the Company entered into interest rate swap agreements with a commercial bank to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements effectively change the Company's interest rate exposure on notional amounts totalling approximately $2,110,000 of the outstanding floating rate notes to fixed rates ranging from 8.75% to nine percent per annum. The notional amounts of the interest rate swap agreements amortize over the period of the agreements which approximate the term of the related notes. As of December 31, 1997, the notional balance was approximately $1,750,000. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparty.

         The Company expects to use uninvested net offering proceeds, plus any net offering proceeds from the sale of additional shares, to purchase additional Properties, to fund construction costs relating to the Properties under construction and to make Mortgage Loans. The Company does not intend to use net offering proceeds to fund Secured Equipment Leases; however, from time to time the Company may use uninvested net offering proceeds to repay a portion of or all of the balance outstanding under the Line of Credit pending the investment of such offering proceeds in Properties or Mortgage Loans in order to reduce the Company's interest cost during such period. No Properties will be encumbered in connection with the Line of Credit.

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


Item 2.  Properties

         As of December 31, 1997, the Company owned, either directly or through a joint venture arrangement, 244 Properties, located in 35 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

         During the period January 1, 1998 through January 22, 1998, the Company acquired two additional Properties (both of which were under construction), for cash at a total cost of approximately $1,067,000, excluding development costs, acquisition fees and certain acquisition expenses. The leases of these two Properties are substantially the same as the leases described in Item 1. Business - Leases.

         The Company presently is negotiating to acquire additional properties, but as of January 22, 1998, had not acquired any such properties.

Description of Properties

         Land. The Company's Property lot sizes range from approximately 11,300 to 190,100 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,000 to 12,700 square feet. All buildings on Properties owned by the Company are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         As of December 31, 1997, the Company owned 20 Properties that consist of only building. The Company does not own the underlying land. In connection with the acquisition of these Properties, the Company entered into a tri-party agreement with the tenant and the owner of the land or assignment of interest in the ground lease with the landlord, as described in Item 1. Business - Leases.

         Leases with Major Tenants. The terms of the leases with the Company's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business Leases.

         Castle Hill leases 44 Pizza Hut restaurants under four Master Leases. The initial term of each Master Lease is 20 years (expiring between 2016 and 2017) and the aggregate minimum base annual rent is $857,580. In addition, Castle Hill is the borrower on Mortgage Loans relating to the buildings on such Properties.

          Foodmaker, Inc. leases 29 Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2011 and 2015) and the aggregate minimum base annual rent is approximately $3,218,000.

          Houlihan's Restaurants, Inc. leases 20 Houlihan's, Charley's and Darryl's restaurants. The initial term of each lease is 20 years (expiring in 2017) and the aggregate minimum base annual rent is approximately $2,936,000.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          As of January 22, 1998, there were 17,753 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on a national securities exchange or over-the-counter market within two to seven years of commencement of the 1998 Offering, there is no assurance that listing will occur and if listing occurs there is no assurance that a public market for the Shares will develop. After the termination of the offering and prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25% of such stockholder's Shares to the Company for redemption at any time. At such time, the Company may, at its option, subject to certain conditions, redeem such Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of Shares under the Company's distribution reinvestment plan. Stockholders who wish to have their distributions used to acquire additional Shares (to the extent Shares are available for purchase), may do so pursuant to the Company's distribution reinvestment plan. There is no assurance that there will be Reinvestment Proceeds available for redemption and, accordingly, a stockholder's Shares may not be redeemed. Any Shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Company. The Board of Directors of the Company, in their discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company. The price to be paid for any Share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder. For the year ended December 31, 1997, no Shares were transferred, or retired pursuant to the redemption plan.

         As of December 31, 1997, the offering price per share was $10.

         The Company expects to distribute at least 95% of its real estate investment trust taxable income to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 1997 and 1996, the Company declared cash distributions of $16,854,297 and $5,436,072, respectively, to stockholders. For federal income tax purposes, 93.33% and 90.25% of distributions paid in 1997 and 1996, respectively, were considered to be ordinary income and 6.67% and 9.75%, respectively, were considered to be a return of capital. No amounts distributed to stockholders for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per share:


                                              First        Second         Third       Fourth         Year
         1997 Quarter

         Total distributions declared      $2,693,357    $3,589,113    $4,597,499   $5,974,328   $16,854,297
         Distributions per share               0.1792        0.1865        0.1885       0.1906        0.7448


         1996 Quarter

         Total distributions declared      $  768,808    $1,099,679    $1,536,145   $2,031,440   $ 5,436,072
         Distributions per share               0.1749        0.1749        0.1781       0.1781        0.7060

         In January 1998, the Company declared distributions to stockholders totalling $2,299,701, ($0.06354 per Share) payable in March 1998.

         The Company intends to continue to declare distributions of cash to the stockholders on a monthly basis during the offering period, and quarterly thereafter.

Item 6.  Selected Financial Data

                                                               1997          1996         1995           1994 (1)
                                                         -------------- ------------- -------------   -----------
Year Ended December 31:
    Revenues                                              $  19,457,933  $  6,206,684  $    659,131    $     -
    Net earnings                                             15,564,456     4,745,962       368,779          -
    Cash distributions declared                              16,854,297     5,436,072       638,618          -
    Funds from operations (2)                                17,348,723     5,257,040       469,097          -
    Earnings per Share                                             0.66          0.59          0.19          -
    Cash distributions declared per Share                          0.74          0.71          0.31          -
    Weighted average number of Shares
          outstanding (3)                                    23,423,868     8,071,670     1,898,350          -

At December 31:
    Total assets                                           $339,077,762  $134,825,048   $33,603,084    $  929,585
    Total stockholders' equity                              321,638,101   122,867,427    31,980,648       200,000

(1) Selected financial data for 1994 represents the period May 2, 1994 (date of inception) through December 31, 1994.

(2) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of NAREIT and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP include the noncash effect of straight-lining rent increases throughout the lease term and/or rental payments during the construction of a property prior to the date it is placed in service. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the years ended December 31, 1997, 1996 and 1995, net earnings included $1,941,054, $517,067 and $39,142, respectively, of these amounts.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings),
         (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

(3) The weighted average number of Shares outstanding is based upon the period the Company was operational.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         CNL American Properties Fund, Inc. is a Maryland corporation that was organized on May 2, 1994, to acquire restaurant Properties located across the United States, directly or indirectly through joint venture or co-tenancy arrangements, to be leased on a long-term, "triple-net" basis to operators of certain national and regional fast-food, family-style and casual dining Restaurant Chains. In addition, the Company provides Mortgage Loans for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through Secured Equipment Leases to operators of Restaurant Chains.

Liquidity and Capital Resources

         The Company was formed in May 1994, at which time the Company received initial capital contributions of $200,000 for 20,000 shares of common stock from the Advisors. In April 1995, the Company commenced a public offering for the sale of up to 16,500,000 Shares ($165,000,000) of common stock, the net proceeds of which were used to invest in Properties and Mortgage Loans. Of the 16,500,000 Shares of common stock offered, 1,500,000 Shares ($15,000,000) were available only to stockholders who elected to participate in the Company's distribution reinvestment plan. Upon completion of its Initial Offering on February 6, 1997, the Company had received subscription proceeds of $150,591,765 (15,059,177 shares), including $591,765 (59,177 shares) issued pursuant to the Company's reinvestment plan.

         Following the completion of its Initial Offering, on February 6, 1997, the Company commenced the 1997 Offering of up to 27,500,000 Shares of common stock. Of the 27,500,000 Shares of common stock being offered, 2,500,000 are available only to stockholders who elect to participate in the Company's reinvestment plan. As of December 31, 1997, the Company had received subscription proceeds of $361,729,707 (36,172,971 shares) from the Initial Offering and 1997 Offering, including $2,464,413 (246,441 shares) issued pursuant to the reinvestment plan.

         As of December 31, 1997, net proceeds to the Company from its Initial Offering, 1997 Offering and capital contributions from the Advisor, after deduction of organizational and offering expenses, totalled $323,867,890. Approximately $272,140,000 of such amount had been used to invest, or committed for investment, in 244 Properties (including ten Properties on which a restaurant was being constructed as of December 31, 1997), which includes mortgage financing of $17,047,000, acquisition fees to the Advisor totalling $16,277,837 and certain acquisition expenses as of December 31, 1997. The Company acquired 18 of the 244 Properties from affiliates for purchase prices totalling approximately $14,681,000. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property acquired from an affiliate was purchased at a cost no greater than the lesser of the cost of the Property to the affiliate (including carrying costs) or the Property's appraised value.

         In connection with the ten Properties under construction at December 31, 1997, the Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $14,495,000, of which approximately $10,202,000 had been incurred as of December 31, 1997. The buildings currently under construction are expected to be operational by June 1998. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

         On October 10, 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 34,500,000 Shares of common stock in its 1998 Offering, which is expected to commence immediately following the completion of the Company's 1997 Offering. Of the 34,500,000 Shares of common stock to be offered, 2,000,000 will be available only to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 1998 Offering, including the percentage of gross proceeds payable to the managing dealer for selling commissions and expenses in connection with the offering, payable to the Advisor for acquisition fees and acquisition expenses and reimbursable to the Advisor for offering expenses, will be the same as those for the Company's Initial Offering and 1997 Offering.

Management believes that the increase in the amount of assets of the Company that will result from the 1998 Offering will increase the diversification of the Company's assets and the likelihood of listing the Company's Shares of common stock on a national securities exchange or over-the-counter market ("Listing"), although there is no assurance that Listing will occur. If the Shares are not listed on a national securities exchange or over-the-counter market by December 31, 2005, as to which there can be no assurance, the Company will commence orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

         As of January 22, 1998, the Company had received subscription proceeds of $374,047,498 (37,404,750 Shares) from its Initial Offering and 1997 Offering, including $2,464,413 (246,441 Shares) issued pursuant to the Company's reinvestment plan. As of January 22, 1998, the Company had invested, or committed for investment, a total of approximately $275,403,000 of such proceeds in 246 Properties, in providing mortgage financing for Mortgage Loans relating to 44 Properties consisting of land only and the buildings on two additional Properties through Mortgage Loans and to pay acquisition fees and expenses totalling $16,832,137 to the Advisor, leaving approximately $59,242,000 in aggregate net offering proceeds available for investment in Properties and Mortgage Loans.

         The Company expects to use uninvested net offering proceeds, plus any net offering proceeds from the sale of additional Shares in the 1997 Offering and the 1998 Offering, to purchase additional Properties, to fund construction costs relating to the Properties under construction and to make Mortgage Loans. The Company does not intend to use net offering proceeds to fund Secured Equipment Leases; however, from time to time the Company may use uninvested net offering proceeds to repay a portion of or all of the balance outstanding under the Line of Credit pending the investment of such offering proceeds in Properties or Mortgage Loans in order to reduce the Company's interest cost during such period. The Company expects to fund the Secured Equipment Leases with proceeds from the Line of Credit. The number of Properties to be acquired and Mortgage Loans to be entered into will depend upon the amount of net offering proceeds available to the Company, although the Company is expected to have a total portfolio of 670 to 730 Properties if the maximum number of shares is sold in the 1997 Offering and 1998 Offering. The Company intends to limit equipment financing to ten percent of the aggregate gross offering proceeds from its offerings.

         The Company currently is negotiating to acquire additional Properties, but as of January 22, 1998, had not acquired any such Properties.

         During 1996, the Company entered into three Mortgage Loans in the aggregate principal sum of $12,847,000, collateralized by mortgages on the buildings relating to 35 Pizza Hut Properties. The Mortgage Loans bear interest at a rate of 10.75% per annum and are being collected in 240 equal installments totalling $130,426. In February 1997, the Company entered into an additional Mortgage Loan in the principal sum of $4,200,000, collateralized by mortgages on the buildings on nine Pizza Hut Properties and two additional Pizza Hut buildings. The Mortgage Loan bears interest at a rate of 10.5% per annum and is being collected in 240 monthly installments of $41,943. Mortgage notes receivable at December 31, 1997 and 1996 of $17,622,010 and $13,389,607,
respectively, include accrued interest of $118,887 and $35,285, respectively.

         During 1997, the Company sold five of its Properties and the Equipment relating to two Secured Equipment Leases to tenants. The Company received net proceeds of approximately $7,252,000, which were equal to the carrying value of the Properties and the Equipment at the time of the sales. As a result, no gain or loss was recognized for financial reporting purposes. The Company used the net sales proceeds relating to the sale of the Equipment to repay amounts previously advanced under its line of credit. The Company reinvested the proceeds from the sale of Properties in additional Properties.

         In October 1997, the Company entered into two promissory notes with a borrower for equipment financing, totalling $13,225,000 which are collateralized by restaurant equipment. The promissory notes bear interest at a rate of ten percent per annum and will be collected in 84 equal monthly installments totalling $219,550 beginning January 1, 1998. As of December 31, 1997, the Company had advanced $12,521,400 to the borrower and had a remaining balance to fund of $703,600. Notes receivable at December 31, 1997, of $13,548,044 include accrued interest of $323,044. In January 1998, at the borrower's request, the Company applied the majority of the $703,600 balance remaining to be funded, towards the January payments of principal and interest, the interest accrued since October 1997.

         In March 1996, the Company entered into a line of credit and security agreement with a bank, the proceeds of which were to be used by the Company to fund Secured Equipment Leases. The line of credit provided that the Company would be able to receive advances of up to $15,000,000 until March 4, 1998. Generally, all advances under the line of credit bore interest at either (i) a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (as defined in the line of credit) or (ii) a rate per annum equal to the bank's prime rate, whichever the Company selected at the time advances were made. As a condition of obtaining the line of credit, the Company agreed to grant to the bank a first security interest in the Secured Equipment Leases.

         In August 1997, the Company's $15,000,000 line of credit was amended and restated to enable the Company to receive advances on a revolving $35,000,000 uncollateralized Line of Credit to provide equipment financing, to purchase and develop Properties and to fund Mortgage Loans. The advances bear interest at a rate of LIBOR plus 1.65% or the bank's prime rate, whichever the Company selects at the time of borrowing. Interest only is repayable monthly until July 31, 1999, at which time all remaining interest and principal shall be due. The Line of Credit provides for two one-year renewal options.

         During 1996, the Company entered into interest rate swap agreements with a commercial bank to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements effectively change the Company's interest rate exposure on notional amounts totalling approximately $2,110,000 of the outstanding floating rate notes to fixed rates ranging from 8.75% to nine percent per annum. The notional amounts of the interest rate swap agreements amortize over the period of the agreements which approximate the term of the related notes. As of December 31, 1997, the notional balance was approximately $1,750,000. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparty.

         Advances used to fund Secured Equipment Leases will be repaid using payments received from Secured Equipment Leases and will be refinanced in regard to any Secured Equipment Lease not fully repaid at the end of the term of the Line of Credit. The Company, from time to time, may use uninvested net offering proceeds to repay a portion of or all of the balance outstanding under the Line of Credit pending the investment of such offering proceeds in Properties or Mortgage Loans in order to reduce the Company's interest cost during such period. Advances used to purchase and develop Properties and to fund Mortgage Loans will be repaid using additional offering proceeds or refinanced on a long-term basis.

         The Company will not encumber Properties in connection with the Line of Credit. Management believes that during the offering period the Line of Credit will allow the Company to make investments in Properties and Mortgage Loans that the Company otherwise would be forced to delay until it raised a sufficient amount of proceeds from the sale of shares to allow the Company to make the investments. By eliminating this delay the Company will also eliminate the risk that these investments will no longer be available, or the terms of the investments will be less favorable, when the Company has raised sufficient offering proceeds. Alternatively, affiliates of the Advisor could make such investments, pending receipt by the Company of sufficient offering proceeds, in order to preserve the investment opportunities for the Company. However, Properties acquired by the Company in this manner would be subject to closing costs both on the original purchase by the affiliate and on the subsequent purchase by the Company, which would increase the amount of expenses associated with the acquisition of Properties and reduce the amount of offering proceeds available for investment in income-producing assets. Management believes that the use of the Line of Credit by the Company will enable the Company to reduce or eliminate the instances in which the Company will be required to pay duplicate closing costs.

         During the years ended December 31, 1997 and 1996, the Company obtained advances totalling $19,721,804 and $3,666,896, respectively, under the Line of Credit, the proceeds of which were used to fund Secured Equipment Leases and to pay loan costs. During the year ended December 31, 1997, the Company used proceeds relating to the sale of the equipment during 1997, as described above, and uninvested net offering proceeds, to repay $20,784,577 of amounts advanced under the Line of Credit. During the year ended December 31, 1996, the Company used amounts collected under the terms of the Secured Equipment Leases to repay $145,080 of amounts advanced under the Line of Credit. The Company expects to obtain additional advances under the Line of Credit to fund future equipment financing requirements and to purchase Properties and to invest in Mortgage Loans.

         Properties are and will be leased on a long-term, triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by management.

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 1997, the Company had $49,595,001 invested in such short-term investments (including a certificate of deposit in the amount of $2,000,000) as compared to $42,450,088 at December 31, 1996. The increase in the amount invested in short-term investments reflects subscription proceeds derived from the sale of shares during the year ended December 31, 1997, net of the repayment of amounts advanced under the Line of Credit, as described above. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make Mortgage Loans, to pay offering and acquisition costs, to pay distributions to stockholders, to temporarily reduce amounts outstanding under the Company's Line of Credit pending the investment of net offering proceeds, to meet Company expenses and, in management's discretion, to create cash reserves.

         During the years ended December 31, 1997, 1996 and 1995, affiliates of the Company incurred on behalf of the Company $2,351,244, $804,617 and $2,084,145, respectively, for certain organizational and offering expenses. In addition, during the years ended December 31, 1997, 1996 and 1995, affiliates of the Company incurred on behalf of the Company $514,908, $206,103 and $131,629, respectively, for certain acquisition expenses and $368,516, $243,402 and $54,234, respectively, for certain operating expenses. As of December 31, 1997, the Company owed the Advisor and its affiliates $1,524,294 for such amounts, unpaid fees and accounting and administrative expenses. The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds from each of the Initial Offering, 1997 Offering and 1998 Offering.

         During the years ended December 31, 1997, 1996 and 1995, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $17,076,214, $5,482,540 and $498,459, respectively. Based on current and anticipated future cash from operations, the Company declared distributions to the stockholders of $16,854,297, $5,436,072 and $638,618 during 1997, 1996 and
1995, respectively. In addition, in January 1998, the Company declared distributions to its stockholders totalling $2,299,701, payable in March 1998. For the years ended December 31, 1997, 1996 and 1995, 93.33%, 90.25% and 59.82%,
respectively, of the distributions received by stockholders were considered to be ordinary income and 6.67%, 9.75% and 40.18%, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of January 22, 1998, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

         As of December 31, 1997, the Company and its consolidated joint venture, CNL/Corral South Joint Venture, had purchased and entered into long-term, triple-net leases for 244 Properties. The leases provide for minimum annual base rental payments (payable in monthly installments) ranging from approximately $61,900 to $467,500. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase. In connection therewith, during the years ended December 31, 1997, 1996, and 1995, the Company earned a total of $15,490,615, $4,357,298 and $539,776, respectively, in rental income from operating leases, earned income from the direct financing leases and contingent rental income from 244 Properties and 27 Secured Equipment Leases in 1997, from 85 Properties and six Secured Equipment Leases in 1996 and from 16 Properties in 1995, respectively. Because the Company did not commence significant operations until it received the minimum offering proceeds on June 1, 1995, and intends to make additional investments in Properties, Mortgage Loans and Secured Equipment Leases, revenues for the years ended December 31, 1997, 1996 and 1995, represent only a portion of revenues which the Company is expected to earn during future years in which the Company has completed additional investments and the Company's Properties are operational (and other investments in place) for the full period.

         During the years ended December 31, 1997 and 1996, the Company earned $1,687,456 and $1,069,349, respectively, in mortgage interest income relating to the Mortgage Loans collateralized by Pizza Hut Properties, as described above in "Liquidity and Capital Resources". The increase during the year ended December 31, 1997, is attributable to investing in an additional Mortgage Loan during 1997.

         During 1997, three of the Company's lessees and borrowers, or affiliated groups of lessees and borrowers, Castle Hill, Foodmaker, Inc. and Houlihan's Restaurants Inc., each contributed more than ten percent of the Company's total rental, earned income and interest income relating to its Properties, Mortgage Loans and Secured Equipment Leases. Castle Hill is the lessee under leases relating to the land portion of 44 restaurants and is the borrower on Mortgage Loans relating to the buildings on such Properties, as well as two additional properties. Foodmaker, Inc. is the lessee under leases relating to 29 restaurants and Houlihan's Restaurants, Inc. is the lessee under leases relating to 20 restaurants. In addition, four Restaurant Chains, Pizza Hut, Golden Corral Family Steakhouse, Jack in the Box and Boston Market, each accounted for more than ten percent of the Company's total rental, earned income and interest income relating to Properties, Mortgage Loans and Secured Equipment Leases during 1997. Because the Company has not completed its investment in Properties, Mortgage Loans and Secured Equipment Leases as yet, it is not possible to determine which lessees, borrowers or Restaurant Chains will contribute more than ten percent of the Company's rental, earned income and interest income during 1998 and subsequent years. In the event that certain lessees, borrowers or Restaurant Chains contribute more than ten percent of the Company's rental, earned income and interest income in future years, any failure of such lessees, borrowers or Restaurant Chains could materially affect the Company's income.

         During the years ended December 31, 1997, 1996 and 1995, the Company earned $2,254,375, $773,404 and $118,859, respectively, in interest income earned on the promissory notes with a borrower for equipment financing, as described above in "Liquidity and Capital Resources", and from investments in money market accounts or other short-term, highly liquid investments and other income. Interest income is expected to increase as the Company invests subscription proceeds received in the future relating to both the 1997 Offering and the 1998 Offering in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

         Operating expenses, including depreciation and amortization expense, were $3,862,024, $1,430,795 and $290,276 for the years ended December 31, 1997,
1996 and 1995, respectively. Total operating expenses increased during each of the years ended December 31, 1997 and 1996, as compared to the prior year, primarily as a result of the Company having invested in additional Properties and Mortgage Loans during each year. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional

Properties, invests in additional Mortgage Loans and the Properties under construction become operational. However, asset and mortgage management fees and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

          The Company has made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1995. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company's net income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 1997, 1996 and 1995. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

         All of the Company's leases as of December 31, 1997, are triple-net leases and contain provisions that management believes will mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Company's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The statement, which is effective for fiscal years ending after December 15, 1997, provides for a revised computation of earnings per share. The Company adopted this standard during the year ended December 31, 1997. Adoption of this standard had no material effect on the Company's financial position or results of operations.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure". The statement, which is effective for fiscal years ending after December 15, 1997, provides for disclosure of the Company's capital structure. At this time, the Company's Board of Directors has not determined the relative rights, preferences, and privileges of each class or series of preferred stock authorized. Since the Company has not issued preferred shares, the disclosures to this standard are not applicable.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income". The statement, which is effective for fiscal years beginning after December 15, 1997, requires the reporting of net earnings and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net earnings. Currently, the Company's only component of comprehensive income is its net earnings. The Company does not believe that adoption of this standard will have a material effect on the Company's financial position or results of operations.


         The Advisor of the Company is in the process of assessing and addressing the impact of the year 2000 on its computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the Company does not expect this matter to materially impact how it conducts business nor its future results of operations or financial position.

         This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, continued availability of proceeds from the Company's 1997 Offering and the availability of proceeds from the Company's 1998 Offering, the ability of the Company to locate suitable tenants for its Properties and borrowers for its Mortgage Loans, and the ability of such tenants and borrowers to make payments under their respective leases, Secured Equipment Leases or Mortgage Loans.


Item 8.   Financial Statements and Supplementary Data

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY


                                    CONTENTS






                                                             Page

Report of Independent Accountants                            18

Financial Statements:

  Consolidated Balance Sheets                                19

  Consolidated Statements of Earnings                        20

  Consolidated Statements of Stockholders' Equity            21

  Consolidated Statements of Cash Flows                      22

  Notes to Consolidated Financial Statements                 24

                        Report of Independent Accountants



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNL American Properties Fund, Inc. and its subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included herein.



/s/Coopers & Lybrand L.L.P.


Orlando, Florida
January 22, 1998

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                          December 31,
               ASSETS                               1997               1996
                                                ------------       ------------

Land and buildings on operating leases,
  less accumulated depreciation                 $205,338,186       $ 60,243,146
Net investment in direct financing leases         47,613,595         15,204,972
Cash and cash equivalents                         47,586,777         42,450,088
Certificates of deposit                            2,008,224                 -
Receivables, less allowance for doubtful
  accounts of $99,964 and $2,857                     635,796            142,389
Notes receivable                                  13,548,044                 -
Mortgage notes receivable                         17,622,010         13,389,607
Accrued rental income                              1,772,261            422,076
Intangibles and other assets                       2,952,869          2,972,770
                                                ------------       ------------

                                                $339,077,762       $134,825,048
                                                ============       ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                  $  2,459,043       $  3,521,816
Accrued construction costs payable                10,978,211          6,587,573
Accounts payable and other accrued expenses        1,060,497             79,817
Due to related parties                             1,524,294            997,084
Rents paid in advance                                517,428            118,900
Deferred rental income                               557,576            335,849
Other payables                                        56,878             28,281
                                                ------------       ------------
      Total liabilities                           17,153,927         11,669,320
                                                ------------       ------------

Minority interest                                    285,734            288,301
                                                ------------       ------------

Commitments (Note 13)

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares                                                -                  -
  Excess shares, $0.01 par value per share.
    Authorized and unissued 78,000,000
    and 23,000,000 shares, respectively                   -                  -
  Common stock, $0.01 par value per share.
    Authorized 75,000,000 and 20,000,000
    shares, respectively, issued and
    outstanding 36,192,971 and 13,944,715,
    respectively                                     361,930            139,447
  Capital in excess of par value                 323,525,961        123,687,929
  Accumulated distributions in excess of
    net earnings                                  (2,249,790)          (959,949)
                                                ------------       ------------
      Total stockholders' equity                 321,638,101        122,867,427
                                                ------------       ------------

                                                $339,077,762       $134,825,048
                                                ============       ============





          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS





                                                                             Year Ended December 31,
                                                               1997                 1996                 1995
                                                            -----------          -----------          -----------
Revenues:
  Rental income from operating
    leases                                                  $12,457,200          $ 3,731,806          $   510,841
  Earned income from direct
    financing leases                                          3,033,415              625,492               28,935
  Interest income from
    mortgage notes receivable                                 1,687,456            1,069,349                   -
  Other interest income                                       2,254,375              773,404              118,859
  Other income                                                   25,487                6,633                  496
                                                            -----------          -----------          -----------
                                                             19,457,933            6,206,684              659,131
                                                            -----------          -----------          -----------

Expenses:
  General operating and
    administrative                                              944,763              542,564              134,759
  Professional services                                          65,962               58,976                8,119
  Asset and mortgage manage-
    ment fees to related party                                  804,879              251,200               23,078
  State taxes                                                   251,358               56,184               20,189
  Depreciation and amorti-
    zation                                                    1,795,062              521,871              104,131
                                                            -----------          -----------          -----------
                                                              3,862,024            1,430,795              290,276
                                                            -----------          -----------          -----------

Earnings Before Minority
  Interest in Income of
  Consolidated Joint Venture                                 15,595,909            4,775,889              368,855

Minority Interest in Income of
  Consolidated Joint Venture                                    (31,453)             (29,927)                 (76)
                                                            -----------          -----------          -----------

Net Earnings                                                $15,564,456          $ 4,745,962          $   368,779
                                                            ===========          ===========          ===========

Earnings Per Share of Common
  Stock (Basic and Diluted)                                 $      0.66          $      0.59          $      0.19
                                                            ===========          ===========          ===========

Weighted Average Number of
  Shares of Common Stock
  Outstanding                                                23,423,868            8,071,670            1,898,350
                                                            ===========          ===========          ===========


          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1997, 1996 and 1995


                                                                                                   Accumulated
                                                     Common stock             Capital in           distributions
                                                 Number          Par           excess of           in excess of
                                               of shares        value          par value           net earnings          Total
Balance at December 31,
  1994                                             20,000      $    200       $    199,800        $        -          $    200,000

Subscriptions received
  for common stock
  through public offering
  and distribution
  reinvestment plan                             3,845,416        38,454         38,415,704                 -            38,454,158

Stock issuance costs                                   -             -          (6,403,671)                -            (6,403,671)

Net earnings                                           -             -                  -             368,779              368,779

Distributions declared
  ($0.31 per share)                                    -             -                  -            (638,618)            (638,618)
                                               ----------      --------       ------------        -----------         ------------

Balance at December 31,
  1995                                          3,865,416        38,654         32,211,833           (269,839)          31,980,648

Subscriptions received
  for common stock
  through public offering
  and distribution
  reinvestment plan                            10,079,299       100,793        100,692,198                 -           100,792,991

Stock issuance costs                                   -             -          (9,216,102)                -            (9,216,102)

Net earnings                                           -             -                  -           4,745,962            4,745,962

Distributions declared
  ($0.71 per share)                                    -             -                  -          (5,436,072)          (5,436,072)
                                               ----------      --------       ------------        -----------         ------------

Balance at December 31,
  1996                                         13,944,715       139,447        123,687,929           (959,949)         122,867,427

Subscriptions received
  for common stock
  through public offering
  and distribution
  reinvestment plan                            22,248,256       222,483        222,260,077                 -           222,482,560

Stock issuance costs                                   -             -         (22,422,045)                -           (22,422,045)

Net earnings                                           -             -                  -          15,564,456           15,564,456

Distributions declared
  ($0.74 per share)                                    -             -                  -         (16,854,297)         (16,854,297)
                                               ----------      --------       ------------        -----------         ------------

Balance at December 31,
  1997                                         36,192,971      $361,930       $323,525,961        $(2,249,790)        $321,638,101
                                               ==========      ========       ============        ===========         ============



          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year Ended December 31,
                                                        1997                 1996                 1995
                                                    ------------         ------------         --------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Cash Flows From Operating Activities:
      Cash received from tenants                    $ 15,440,803         $  4,543,506         $    492,488
      Cash paid for expenses                          (1,903,876)            (928,001)            (113,384)
      Interest received                                3,539,287            1,867,035              119,355
                                                    ------------         ------------         ------------
          Net cash provided by operating
            activities                                17,076,214            5,482,540              498,459
                                                    ------------         ------------         ------------

    Cash Flows From Investing Activities:
      Additions to land and buildings on
        operating leases                            (143,542,667)         (36,104,148)         (18,835,969)
      Increase in net investment in direct
        financing leases                             (39,155,974)         (13,372,621)          (1,364,960)
      Proceeds from sale of buildings and
        equipment under direct financing
        leases                                         7,251,510                   -                    -
      Investment in certificates of deposit           (2,000,000)                  -                    -
      Investment in notes receivable                 (12,521,401)                  -                    -
      Investment in mortgage notes
        receivable                                    (4,401,982)         (13,547,264)                  -
      Collections on mortgage notes
        receivable                                       250,732              133,850                   -
      Increase in intangibles and other
        assets                                                -            (1,103,896)            (628,142)
                                                    ------------         ------------         ------------
          Net cash used in investing
            activities                              (194,119,782)         (63,994,079)         (20,829,071)
                                                    ------------         ------------         ------------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition,
        organization, deferred offering and
        stock issuance costs paid by related
        parties on behalf of the Company              (2,857,352)            (939,798)          (2,500,056)
      Proceeds from borrowing on line of
        credit                                        19,721,804            3,666,896                   -
      Payment on line of credit                      (20,784,577)            (145,080)                  -
      Contribution from minority interest
        of consolidated joint venture                           -              97,419              200,000
      Subscriptions received from
        stockholders                                 222,482,560          100,792,991           38,454,158
      Distributions to minority interest                 (34,020)             (39,121)                  -
      Distributions to stockholders                  (16,854,297)          (5,439,404)            (635,286)
      Payment of stock issuance costs                (19,542,862)          (8,486,188)          (3,680,704)
      Other                                               49,001              (54,533)                  -
                                                    ------------         ------------         -----------
          Net cash provided by financing
            activities                               182,180,257           89,453,182           31,838,112
                                                    ------------         ------------         ------------

Net Increase in Cash and Cash Equivalents              5,136,689           30,941,643           11,507,500

Cash and Cash Equivalents at Beginning of
  Year                                                42,450,088           11,508,445                  945
                                                    ------------         ------------         ------------

Cash and Cash Equivalents at End of Year            $ 47,586,777         $ 42,450,088         $ 11,508,445
                                                    ============         ============         ============



          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                       Year Ended December 31,
                                                         1997                 1996                 1995
                                                     ------------         ------------         --------
Reconciliation of Net Earnings to Net Cash
  Provided by Operating Activities:

    Net earnings                                     $ 15,564,456         $  4,745,962         $    368,779
                                                     ------------         ------------         ------------
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
        Depreciation                                    1,784,268              511,078              100,318
        Amortization                                       10,794               69,886                3,813
        Increase in receivables                          (905,339)            (160,984)             (44,749)
        Decrease in net investment in direct
          financing leases                              1,130,095              259,740                1,078
        Increase in accrued rental income              (1,350,185)            (382,934)             (39,142)
        Increase in intangibles and other
          assets                                           (6,869)              (4,293)              (8,090)
        Increase (decrease) in accounts
          payable and other accrued expenses              153,223               (2,896)              38,461
        Increase (decrease) in due to related
          parties, excluding reimbursement of
          acquisition, organization, deferred
          offering and stock issuance costs
          paid on behalf of the Company                    15,466              (30,929)              42,868
        Increase in rents paid in advance                 398,528               93,549               25,351
        Increase in deferred rental income                221,727              335,849                   -
        Increase in other payables                         28,597               18,585                9,696
        Increase in minority interest                      31,453               29,927                   76
                                                     ------------         ------------         ------------
            Total adjustments                           1,511,758              736,578              129,680
                                                     ------------         ------------         ------------

Net Cash Provided by Operating Activities            $ 17,076,214         $  5,482,540         $    498,459
                                                     ============         ============         ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    Related parties paid certain  acquisition,
      organization,  deferred offering and
      stock issuance costs on behalf of the
      Company as follows:
        Acquisition costs                            $    514,908         $    206,103         $    131,629
        Organization costs                                     -                    -                20,000
        Deferred offering costs                                -               466,405                   -
        Stock issuance costs                            2,351,244              338,212            2,084,145
                                                     ------------         ------------         ------------

                                                     $  2,866,152         $  1,010,720         $  2,235,774
                                                     ============         ============         ============



          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies:

         Organization  and Nature of Business - CNL  American  Properties  Fund,
         Inc. (the "Company") was organized in Maryland on May 2, 1994, primarily for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. The Company also provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans ("Secured Equipment Leases") to operators of restaurant chains.

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

         Real Estate and Lease Accounting - The Company records the acquisition of land, buildings and equipment at cost, including acquisition and closing costs. In addition, interest costs incurred during construction are capitalized in accordance with accounting standards. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs. In addition, the Company offers equipment financing through leases or loans. The Property leases are accounted for using either the direct financing or the operating method. The Secured Equipment Leases are accounted for using the direct financing method. Such methods are described below:

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Direct  financing  method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the leases.

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

         When the Properties or equipment are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income or deferred rental income, will be removed from the accounts and any gains or losses from sales will be reflected in income. Management reviews its Properties for

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

         impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

         Mortgage Loans - The Company accounts for loan origination fees and costs incurred in connection with Mortgage Loans in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". This statement requires the deferral of loan origination fees and the capitalization of direct loan costs. The costs capitalized, net of the fees deferred, are amortized to interest income as an adjustment of yield over the life of the loans. The unpaid principal and accrued interest on the Mortgage Loans, plus the unamortized balance of such fees and costs are included in mortgage notes receivable (see Note 7).

         Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds (some of which are backed by government securities) and certificates of deposit (with maturities of three months or less when purchased). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

         Organization Costs - Organization costs are amortized over five years using the straight-line method and are included in intangibles and other assets. For the years ended December 31, 1997 and 1996, accumulated amortization of $10,318 and $6,318, respectively, was recorded.

         Loan Costs - Loan costs incurred in connection with the Company's $35,000,000 line of credit have been capitalized and are being amortized over the term of the loan commitment using the effective interest method. Income or expense associated with interest rate swap agreements related to the line of credit is recognized on the accrual basis as earned or incurred through an adjustment to interest expense. Loan costs are included in intangibles and other assets. As of December 31, 1997 and 1996, the Company had aggregate gross loan costs of $100,634 and $54,533, respectively. For the years ended December 31, 1997 and 1996, accumulated amortization of $61,783 and $22,034, respectively, was recorded.

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

         Earnings Per Share - Basic earnings per share are calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the reporting period. The Company does not have any dilutive potential common shares.

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

1.       Significant Accounting Policies - Continued:

         Reclassification   -  Certain  items  in  the  prior  years'  financial
         statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

         New Accounting Standards - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The statement, which is effective for fiscal years ending after December 15, 1997, provides for a revised computation of earnings per share (see Earnings Per Share). Adoption of this standard had no material effect on the Company's financial position or results of operations.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure". The statement, which is effective for fiscal years ending after December 15, 1997, provides for disclosure of the Company's capital structure. At this time, the Company's Board of Directors has not determined the relative rights, preferences, and privileges of each class or series of preferred stock authorized. Since the Company has not issued preferred shares, the disclosures to this standard are not applicable.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". The statement, which is effective for fiscal years beginning after December 15, 1997, requires the reporting of net earnings and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net earnings. Currently, the Company's only component of comprehensive income is its net earnings. The Company does not believe that adoption of this standard will have a material effect on the Company's financial position or results of operations.

2.       Public Offering:

         The Company has a currently effective registration statement on Form S-11 with the Securities and Exchange Commission for the sale of 27,500,000 shares ($275,000,000) of common stock (the "1997 Offering").
         Of the 27,500,000 shares of common

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


2.       Public Offering - Continued:

         stock, the Company has registered, 2,500,000 shares ($25,000,000) are available only to stockholders who elect to participate in the Company's reinvestment plan. The Company has adopted a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company. Prior to the 1997 Offering, the Company received proceeds from its initial offering (the "Initial Offering"), of $150,591,765 (15,059,177 shares), including $591,765
         (59,177 shares) issued pursuant to the Company's reinvestment plan. As of December 31, 1997, the Company had received aggregate subscription proceeds from its Initial Offering and 1997 Offering of $361,729,709 (36,172,971 shares), including $2,464,413 (246,441 shares) issued through the reinvestment plan.

         On October 10, 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 34,500,000 shares of common stock (the "1998 Offering") in an offering expected to commence immediately following the completion of the Company's 1997 Offering. Of the 34,500,000 shares of common stock to be offered, 2,000,000 will be available only to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 1998 Offering, including the percentage of gross proceeds payable to the managing dealer for selling commissions and expenses in connection with the offering, payable to the advisor for acquisition fees and acquisition expenses and reimbursable to the advisor for offering expenses, will be the same as those for the Company's 1997 Offering. Net proceeds from the 1998 Offering will be invested in additional Properties and Mortgage Loans.

3.       Leases:

         The Company leases its land, buildings and equipment to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". For Property leases classified as direct financing leases, the building portions of the majority of the leases are accounted for as direct financing leases while the land portions of these leases are

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Leases - Continued:

         accounted for as operating leases. Substantially all Property leases have initial terms of 15 to 20 years (expiring between 2006 and 2017) and provide for minimum rentals. In addition, the majority of the Property leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Each tenant also pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options for the Property leases generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the Property at the greater of the Company's purchase price plus a specified percentage of such purchase price or fair market value after a specified portion of the lease has elapsed.

         The Secured Equipment Leases recorded as direct financing leases as of December 31, 1997 provide for minimum rentals payable monthly and have lease terms ranging from four to seven years. The Secured Equipment Leases generally include an option for the lessee to acquire the equipment at the end of the lease term for a nominal fee.

4.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:
                                               1997                   1996
                                           ------------           ------------

                  Land                     $106,616,360           $ 33,850,436
                  Buildings                  95,518,149             24,152,610
                                           ------------           ------------
                                            202,134,509             58,003,046
                  Less accumulated
                    depreciation             (2,395,665)              (611,396)
                                           ------------           ------------
                                            199,738,844             57,391,650
                  Construction in
                    progress                  5,599,342              2,851,496
                                           ------------           ------------

                                           $205,338,186           $ 60,243,146
                                           ============           ============

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Land and Buildings on Operating Leases - Continued:

         Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the years ended December 31, 1997, 1996 and 1995, the Company recognized $1,941,054, $517,067 and
         $39,142, respectively, of such rental income.

         During 1997, the Company sold five of its Properties and the equipment relating to two Secured Equipment Leases to tenants. The Company received net proceeds of approximately $7,252,000, which were equal to the carrying value of the Properties and the net investment in the direct financing leases for the equipment at the time of the sales. As a result, no gain or loss was recognized for financial reporting purposes. The Company used the net sales proceeds relating to the sale of the equipment to repay amounts previously advanced under its line of credit (see Note 8). The Company reinvested the proceeds from the sale of Properties in additional Properties.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 1997:

                  1998                       $ 18,891,310
                  1999                         18,931,518
                  2000                         18,960,643
                  2001                         19,187,537
                  2002                         19,982,822
                  Thereafter                  265,518,312
                                             ------------

                                             $361,472,142

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Net Investment in Direct Financing Leases:

         The following lists the components of net investment in direct financing leases at December 31:

                                                    1997             1996
                                                ------------     ------------

                  Minimum lease payments
                    receivable                  $ 98,121,853     $ 30,162,465
                  Estimated residual values        6,889,570        1,346,332
                  Secured equipment lease
                    interest receivable               67,614           18,286
                  Less unearned income           (57,465,442)     (16,322,111)
                                                ------------     ------------

                  Net investment in direct
                    financing leases            $ 47,613,595     $ 15,204,972
                                                ============     ============

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                             6,820,081
                  1999                             6,820,081
                  2000                             6,872,134
                  2001                             6,644,067
                  2002                             6,546,936
                  Thereafter                      64,418,554
                                                 -----------

                                                 $98,121,853

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 4).

6.       Notes Receivable:

         In October 1997, the Company entered into two promissory notes with a borrower for equipment financing, totalling $13,225,000 which are collateralized by restaurant equipment. The promissory notes bear interest at a rate of ten percent per annum and will be collected in 84 equal monthly installments totalling $219,550 beginning January 1, 1998. At December 31, 1997, the Company had advanced $12,521,400 to the borrower and had a remaining balance to fund of $703,600 (included in accounts payable and other accrued expenses at December 31, 1997). Notes receivable at December 31, 1997, include accrued interest of $323,044.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


6.       Notes Receivable - Continued:

         Management believes that the estimated fair value of notes receivable at December 31, 1997 approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Mortgage Notes Receivable:

         During 1996, in connection with the acquisition of land for 35 Pizza Hut restaurants, the Company accepted three promissory notes in the aggregate principal sum of $12,847,000, collateralized by mortgages on the buildings on the 35 Pizza Hut Properties. The promissory notes bear interest at a rate of 10.75% per annum and are being collected in 240 equal monthly installments totalling $130,426.

         During 1997, in connection with the acquisition of land for nine Pizza Hut restaurants, the Company accepted a promissory note in the principal sum of $4,200,000, collateralized by a mortgage on the buildings on the nine Pizza Hut Properties and two additional Pizza Hut buildings. The promissory note bears interest at a rate of 10.5% per annum and is being collected in 240 equal monthly installments of $41,943.

         Mortgage notes receivable consisted of the following at December 31:

                                                      1997              1996
                                                   -----------      -----------

                  Outstanding principal            $16,662,418      $12,713,151
                  Accrued interest income              118,887           35,285
                  Deferred financing income            (85,448)         (46,268)
                  Unamortized loan costs               926,153          687,439
                                                   -----------      -----------

                                                   $17,622,010      $13,389,607
                                                   ===========      ===========

         Management believes that the estimated fair value of mortgage notes receivable at December 31, 1997 and 1996 approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

8.       Line of Credit:

         In March 1996, the Company entered into a line of credit and security agreement with a bank, the proceeds of which were to be used by the Company to offer Secured Equipment Leases. The line of credit provided that the Company would be able to receive advances of up to $15,000,000 until March 4, 1998. Generally, all advances under the line of credit bore interest at either (i) a rate per annum equal to 215 basis points above the Reserve Adjusted LIBOR Rate (as defined in the line of credit) or (ii) a rate per annum equal to the bank's prime rate, whichever the Company selected at the time advances were made. As a condition of obtaining the line of credit, the Company agreed to grant to the bank a first security interest in the Secured Equipment Leases.

         In August 1997, the Company's $15,000,000 line of credit was amended and restated to enable the Company to receive advances on a revolving $35,000,000 uncollateralized line of credit (the "Line of Credit") to provide equipment financing, to purchase and develop Properties and to fund Mortgage Loans. The advances bear interest at a rate of LIBOR plus 1.65% or the bank's prime rate, whichever the Company selects at the time of borrowing. Interest only is repayable monthly until July 31, 1999, at which time all remaining interest and principal shall be due. The Line of Credit provides for two one-year renewal options.

         During the years ended December 31, 1997 and 1996, the Company obtained advances totalling $19,721,804 and $3,666,896, respectively, under the Line of Credit and made principal payments totalling $20,784,577 and $145,080, respectively. As of December 31, 1997 and 1996, $2,459,043 and $3,521,816, respectively, of principal was outstanding relating to the Line of Credit, plus $14,430 and $13,164, respectively, of accrued interest. As of December 31, 1997, the interest rate on amounts outstanding under the Line of Credit was 7.373% (LIBOR plus 1.65%). As of December 31, 1996, the interest rate on amounts outstanding under the Line of Credit ranged from 7.71% to 7.82% (215 basis points above the Reserve Adjusted LIBOR Rate). The Company believes, based on current terms, that the carrying value of its note payable at December 31, 1997 and 1996 approximated fair value. The terms of the Line of Credit include financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with such covenants as of December 31, 1997.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Line of Credit - Continued:

         During 1996, the Company entered into interest rate swap agreements with a commercial bank to reduce the impact of changes in interest rates on its floating rate long-term debt. The agreements effectively change the Company's interest rate exposure on notional amounts totalling approximately $2,110,000 of the outstanding floating rate notes to fixed rates ranging from 8.75% to nine percent per annum. The notional amounts of the interest rate swap agreements amortize over the period of the agreements which approximate the term of the related notes. As of December 31, 1997, the notional balance was approximately $1,750,000. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparty. Management does not believe the impact of any payments of a termination penalty, in the event the Company determines to terminate the swap agreements prior to the end of their respective terms, would be material to the Company's financial position or results of operations.

         Interest costs (including amortization of loan costs) incurred for the years ended December 31, 1997 and 1996, were $544,788 and $127,012, respectively, all of which were capitalized as part of the cost of buildings under construction. For the years ended December 31, 1997, and 1996, the Company paid interest of $502,680 and $91,757, respectively. No interest was paid during the year ended December 31, 1995.

9.       Stock Issuance Costs:

         The Company has incurred certain expenses in connection with the public offerings of its shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. CNL Fund Advisors, Inc. (the "Advisor") has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company.

         During the years ended December 31, 1997, 1996 and 1995, the Company incurred $22,422,045, $9,216,102 and $6,423,671, respectively, in organizational and offering costs, including

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

9.       Stock Issuance Costs - Continued:

         $17,798,605,  $8,063,439 and $3,076,333,  respectively,  in commissions and marketing support and due diligence expense reimbursement fees (see
         Note 11). Of these amounts, as of December 31, 1997, 1996 and 1995, $38,041,818, $15,619,773 and $6,403,671, respectively, have been treated as stock issuance costs and $20,000 has been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

10.      Distributions:

         For the years ended December 31, 1997,  1996 and 1995,  93.33%,  90.25%
         and 59.82%, respectively, of the distributions received by stockholders were considered to be ordinary income and 6.67%, 9.75% and 40.18%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 1997, 1996 and 1995 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

11.      Related Party Transactions:

         Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer of the Company's common stock offerings, CNL Securities Corp.

         CNL Securities Corp. is entitled to receive selling commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the offering of shares, a substantial portion of which has been or will be paid as commissions to other broker dealers. During the years ended December 31, 1997, 1996 and 1995, the Company incurred $16,686,192, $7,559,474 and $2,884,062,
         respectively,   of  such  fees,  of  which  approximately  $15,563,500,
         $7,059,000 and $2,682,000, respectively, were or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 1997, 1996 and 1995, the Company incurred $1,112,413, $503,965 and
         $192,271, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

11.      Related Party Transactions - Continued:

         CNL Securities Corp. will also receive, in connection with each common stock offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the offering terminates in the amount of 0.20% of the stockholders' investment in the Company. CNL Securities Corp. in turn may reallow all or a portion of such fee to soliciting dealers whose clients purchased shares in such offering held shares on such date. As of December 31, 1997, no such fees had been incurred.

         The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans equal to 4.5% of the total amount raised from the sale of shares. During the years ended December 31, 1997, 1996 and 1995, the Company incurred $10,011,715, $4,535,685 and $1,730,437, respectively, of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable and other assets.

         In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development/construction management fees, payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the years ended December 31, 1997 and 1996, the Company incurred $369,570 and $159,350, respectively, of such amounts relating to six and three Properties, respectively. No such amounts were incurred for the year ended December 31, 1995.

         For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time secured equipment lease servicing fee of two percent of the purchase price of the equipment that is the subject of a Secured Equipment Lease. During the years ended December 31, 1997 and 1996, the Company incurred $366,865 and $70,070, respectively, in Secured Equipment Lease servicing fees. No such amounts were incurred for the year ended December 31, 1995.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

11.      Related Party Transactions - Continued:

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset and mortgage management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the proceeding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the years ended December 31, 1997, 1996 and 1995, the Company incurred $881,668, $278,902 and $27,950 respectively, of such fees, $76,789, $27,702 and $4,872, respectively, of which has been capitalized as part of the cost of buildings for Properties that have been or are being constructed.

         Prior to such time, if any, as shares of the Company's common stock are listed on a national securities exchange or over-the-counter market, the Advisor is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more Properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The real estate disposition fee is payable only after the stockholders receive distributions equal to the sum of an annual, aggregate, cumulative, noncompounded eight percent return on their invested capital ("Stockholders' 8% Return") plus their aggregate invested capital. No deferred, subordinated real estate disposition fees have been incurred to date.

         A subordinated share of net sales proceeds will be paid to the Advisor upon the sale of Company assets in an amount equal to ten percent of net sales proceeds. However, if net sales proceeds are reinvested in replacement properties or replacement Secured Equipment Leases, no such share of net sales proceeds will be paid to the Advisor until such replacement property or Secured Equipment Lease is sold. This amount will be paid only after the stockholders receive distributions equal to the sum of the stockholders' aggregate

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


11.      Related Party Transactions - Continued:

         invested capital and the Stockholders' 8% Return. As of December 31, 1997, no such payments have been made to the Advisor.

         The Advisor and its affiliates provide accounting and administrative services to the Company on a day-to-day basis as well as services in connection with the offering of shares. For the years ended December 31, 1997, 1996 and 1995, expenses incurred for these services were classified as follows:


                                                                   1997              1996             1995
                                                                ----------        ----------       ----------
                  Stock issuance costs                          $1,676,226        $  769,225       $  714,674
                  General operating and
                    administrative expenses                        556,240           334,603           68,016
                                                                ----------        ----------       ----------

                                                                $2,232,466        $1,103,828       $  782,690
                                                                ==========        ==========       ==========

         During the years ended December 31, 1997, 1996 and 1995, the Company acquired five, four and nine Properties, respectively, for approximately $5,450,000, $2,610,000 and $6,621,000, respectively, from affiliates of the Company. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate, including carrying costs, or the Property's appraised value.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


11.      Related Party Transactions - Continued:

         The due to related parties consisted of the following at December 31:

                                                      1997          1996
                                                   ----------    ----------

                  Due to the Advisor:
                    Expenditures incurred on
                      behalf of the Company
                      and accounting and
                      administrative services      $  126,205    $  199,068
                    Acquisition fees                  386,972       383,210
                                                   ----------    ----------
                                                      513,177       582,278
                                                   ----------    ----------

                  Due to CNL Securities Corp.:
                    Commissions                       940,520       372,227
                    Marketing support and
                      due diligence expense
                      reimbursement fees               63,097        42,579
                                                   ----------    ----------
                                                    1,003,617       414,806
                                                   ----------    ----------

                  Due to other affiliates               7,500            -
                                                   ----------    ---------

                                                   $1,524,294    $  997,084
                                                   ==========    ==========

12.      Concentration of Credit Risk:

         The following schedule presents rental, earned and interest income from individual lessees or borrowers, or affiliated groups of lessees or borrowers, each representing more than ten percent of the Company's total rental, earned income and interest income from its Properties, Mortgage Loans and Secured Equipment Leases for at least one of the years ended December 31:

                                                                   1997              1996             1995
                                                                ----------        ----------       ----------
                  Castle Hill  Holdings  V,
                    L.L.C.,  Castle Hill
                    Holdings  VI, L.L.C.
                    and Castle Hill
                    Holdings VII, L.L.C.                        $2,636,004        $1,699,986       $       -
                  Foodmaker, Inc.                                1,980,338           346,179           66,813
                  Houlihan's Restaurants,
                    Inc.                                         1,847,574                -                -
                  DenAmerica Corp.                               1,120,534           420,810           66,595
                  Golden Corral Corporation                      1,064,801           577,003          212,406
                  Northstar Restaurants,
                    Inc.                                           328,914           329,117           73,219
                  Roasters Corp.                                    47,264           187,609           82,136

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


12.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental, earned, and interest income from individual restaurant chains, each representing more than ten percent of the Company's total rental, earned income and interest income from its Properties, Mortgage Loans and Secured Equipment Leases and financing for at least one of the years ended December 31:

                                                                   1997              1996             1995
                                                                ----------        ----------       ----------
                  Pizza Hut                                     $2,636,004        $1,699,986       $       -
                  Golden Corral Family
                    Steakhouse Restaurants                       2,531,941         1,459,349          212,406
                  Boston Market                                  2,338,949           547,590           73,219
                  Jack in the Box                                1,980,338           346,179           66,813
                  Denny's                                          931,752           420,810           66,595
                  Kenny Rogers' Roasters                            47,264           187,609           82,136

         Although the Company's Properties are geographically diverse throughout the United States and the Company's lessees and borrowers operate a variety of restaurant concepts, failure of any one of these restaurant chains or any one of these lessees or borrowers that contributes more than ten percent of the Company's rental, earned income and interest income could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the on-going operations of the lessees and borrowers.

13.      Commitments:

         The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $14,495,000, of which approximately $10,202,000 in land and other costs had been incurred as of December 31, 1997. The buildings currently under construction are expected to be operational by June 1998. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement. The general terms of the lease agreements are substantially the same as those described in Note 3.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


14.      Subsequent Events:

         During the period January 1, 1998 through January 22, 1998, the Company received subscription proceeds for an additional 1,231,779 shares ($12,317,791) of common stock.

         On January 1, 1998, the Company declared distributions of $2,299,701 or $.06354 per share of common stock, payable on March 23, 1998, to stockholders of record on January 1, 1998.

         During the period January 1, 1998 through January 22, 1998, the Company acquired two Properties (both on which restaurants are being constructed) for cash at a total cost of approximately $1,067,000. The buildings under construction are expected to be operational by July 1998. In connection with the purchase of each Property, the Company as lessor, has entered into a long-term, triple-net lease agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on May 4, 1998.

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on May 4, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on May 4, 1998.

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on May 4, 1998.


                                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Consolidated Financial Statements

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1997 and 1996

                  Consolidated  Statements  of  Earnings  for  the  years  ended
                    December 31, 1997, 1996 and 1995.

                  Consolidated  Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated  Statements  of Cash  Flows for the  years  ended
                    December 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

                  Schedule IV - Mortgage  Loans on Real  Estate at December  31,
                  1997

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

                  3.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation (Included as
                           Exhibit 3.4 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

                  3.2 CNL American Properties Fund, Inc. Amended and Restated Bylaws (Included as Exhibit 3.2 to Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference.)

                  3.3      CNL  American   Properties  Fund,  Inc.  Articles  of
                           Amendment  to  Amended  and   Restated   Articles  of
                           Incorporation (Included as Exhibit 3.3 to Registration Statement No. 333- 15411 on Form S-11 and incorporated herein by reference.)

                  4.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation (Included as
                           Exhibit 3.4 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

                  4.2 CNL American Properties Fund, Inc. Amended and Restated Bylaws (Included as Exhibit 3.2 to Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference.)

                  4.3      CNL  American   Properties  Fund,  Inc.  Articles  of
                           Amendment  to  Amended  and   Restated   Articles  of
                           Incorporation (Included as Exhibit 3.3 to Registration Statement No. 333- 15411 on Form S-11 and incorporated herein by reference.)

                  4.4      Amended Reinvestment Plan (Included as Exhibit 4.4 to
                           Registration    Statement    No.   333-   37657   and
                           incorporated herein by reference.)

                  4.5 Form of Stock Certificate (Included as Exhibit 4.5 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of April 18, 1997, between CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Included as Exhibit 10.10 to Registration Statement No. 333-15411 on Form S-11 and incorporated herein by reference.)

                  10.2     Amended Reinvestment Plan (Included as Exhibit 4.4 to
                           Registration    Statement    No.   333-   37657   and
                           incorporated herein by reference.)

                  10.3 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne,
                           G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall and dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven D. Shackelford (Included as Exhibit 10.9 to Registration Statement No. 333-15411 and incorporated herein by reference.)

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed a report on Form 8-K on October 21, 1997 reporting the acquisition of Properties.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 1998.

                                    CNL AMERICAN PROPERTIES FUND, INC.

                                    By:      ROBERT A. BOURNE
                                             President

                                             /s/ Robert A. Bourne
                                             --------------------------
                                             ROBERT A. BOURNE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                   Title                              Date

/s/ James M. Seneff, Jr.                Chairman of the Board and Chief           February 25, 1998
----------------------------            Executive Officer (Principal Executive
James M. Seneff, Jr.                    Officer)



/s/ Robert A. Bourne                    Director and President                    February 25, 1998
---------------------------
Robert A. Bourne



/s/ Steven D. Shackelford               Chief Financial Officer (Principal        February 25, 1998
---------------------------             Financial and Accounting Officer)
Steven D. Shackelford



/s/ G. Richard Hostetter                Independent Director                      February 25, 1998
---------------------------
G. Richard Hostetter



/s/ J. Joseph Kruse                     Independent Director                      February 25, 1998
---------------------------
J. Joseph Kruse



/s/ Richard C. Huseman                  Independent Director                      February 25, 1998
---------------------------
Richard C. Huseman

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                                   Costs Capitalized
                                                                                                      Subsequent
                                                                   Initial Cost                     To Acquisition
                                                                            Buildings
                                           Encum-                              and             Improve-      Carrying
                                          brances           Land           Improvements         ments         Costs
Properties the Company
  has Invested in Under
  Operating Leases:

    Applebee's Restaurants:
      Montclair, California                    -         $   874,094        $        -       $        -      $     -
      Salinas, California                      -             786,475                 -                -            -

    Arby's Restaurants:
      Avon, Indiana                            -             338,486            497,282               -            -
      Greensboro, North Carolina               -             363,478            404,650               -            -
      Greenville, North Carolina               -             277,986            490,143               -            -
      Jonesville, North Carolina               -             228,364            539,764               -            -
      Kendallville, Indiana                    -             276,567            505,359               -            -
      Kernersville, North Carolina             -             273,325            413,077               -            -
      Kinston, North Carolina                  -             268,545            485,160               -            -
      Lexington, North Carolina                -             320,924            463,347               -            -

    Barb Wires Steakhouse and Saloon
      Restaurants:
        Cookeville, Tennessee                  -             511,084                 -                -            -
        Lawrence, Kansas                       -             493,489                 -                -            -
        Murfreesboro, Tennessee                -             514,900                 -                -            -
        Nashville, Tennessee                   -             420,176                 -                -            -

    Bennigan's Restaurant:
      Arvada, Colorado                         -             714,194          1,302,733               -            -

    Black-eyed Pea Restaurants:
      Hillsboro, Texas                         -             403,885                 -                -            -
      Mesa, Arizona                            -             784,939                 -                -            -

    Boston Market Restaurants:
      Arvada, Colorado                         -             569,452                 -           641,644           -
      Atlanta, Georgia                         -             775,523                 -           456,458           -
      Baltimore, Maryland                      -             585,818                 -           866,641           -
      Cedar Park, Texas                        -             569,769                 -           296,976           -
      Chanhassen, Minnesota                    -             376,929            639,875               -            -
      Collinsville, Illinois                   -             507,544                 -           328,353           -
      Corvallis, Oregon                        -             365,784                 -           605,763           -
      Dubuque, Iowa                            -             353,608            663,969               -            -
      Edgewater, Colorado                      -             320,463            627,371               -            -
      Ellisville, Missouri                     -             397,036                 -           639,422           -
      Florissant, Missouri                     -             705,522                 -           626,845           -
      Franklin, Tennessee (k)                  -             566,562            442,992               -            -
      Gambrills, Maryland                      -             667,992                 -           661,776           -
      Golden Valley, Minnesota                 -             665,422                 -           481,311           -
      Grand Island, Nebraska                   -             234,685            644,615               -            -
      Hoover, Alabama                          -             493,536            619,786               -            -
      Indianapolis, Indiana                    -             885,234                 -           867,523           -
      Jessup, Maryland                         -             630,950                 -           720,642           -
      Lansing, Michigan                        -             515,827                 -           572,706           -




                                                                                                                         Life
                                                                                                                       on Which
                  Gross Amount at Which Carried                                                                      Depreciation
                       at Close of Period (b)                                                                         in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------





       $   874,094                     (g)     $   874,094                (h)           1997           08/96              (h)
           786,475                     (g)         786,475                (h)           1997           09/96              (h)


           338,486              497,282            835,768        $ 21,345              1996           09/96              (e)
           363,478              404,650            768,128           5,515              1990           08/97              (e)
           277,986              490,143            768,129           6,681              1995           08/97              (e)
           228,364              539,764            768,128           7,357              1995           08/97              (e)
           276,567              505,359            781,926          24,922              1995           07/96              (e)
           273,325              413,077            686,402           5,630              1994           08/97              (e)
           268,545              485,160            753,705           6,613              1995           08/97              (e)
           320,924              463,347            784,271           7,162              1992           07/97              (e)



           511,084                  (g)            511,084                (h)           1994           08/97              (h)
           493,489                  (g)            493,489                (h)           1994           08/97              (h)
           514,900                  (g)            514,900                (h)           1995           08/97              (h)
           420,176                  (g)            420,176                (h)           1978           08/97              (h)


           714,194            1,302,733          2,016,927          32,539              1997           04/97              (e)


           403,885                     (g)         403,885                (h)           1996           06/96              (h)
           784,939                     (g)         784,939                (h)           1994           09/97              (h)


           569,452              641,644          1,211,096          10,566              1997           04/97              (e)
           775,523              456,458          1,231,981          11,776              1997           12/96              (e)
           585,818              866,641          1,452,459          11,625              1997           05/97              (e)
           569,769              296,976            866,745           4,238              1997           04/97              (e)
           376,929              639,875          1,016,804          45,872              1995           11/95              (e)
           507,544              328,353            835,897           5,135              1997           04/97              (e)
           365,784              605,763            971,547          26,005              1996           07/96              (e)
           353,608              663,969          1,017,577          49,661              1995           10/95              (e)
           320,463              627,371            947,834           7,692              1997           08/97              (e)
           397,036              639,422          1,036,458          29,321              1996           06/96              (e)
           705,522              626,845          1,332,367          22,067              1996           09/96              (e)
           566,562              442,992          1,009,554          35,004              1995           08/95              (e)
           667,992              661,776          1,329,768           7,691              1997           05/97              (e)
           665,422              481,311          1,146,733          21,132              1996           06/96              (e)
           234,685              644,615            879,300          49,053              1995           09/95              (e)
           493,536              619,786          1,113,322           6,637              1997           09/97              (e)
           885,234              867,523          1,752,757           9,527              1997           04/97              (e)
           630,950              720,642          1,351,592          12,270              1997           05/97              (e)
           515,827              572,706          1,088,533           4,759              1997           05/97              (e)

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                                December 31, 1997



                                                                                                  Costs Capitalized
                                                                                                      Subsequent
                                                                Initial Cost                        To Acquisition
                                                                            Buildings
                                           Encum-                              and             Improve-      Carrying
                                          brances           Land           Improvements         ments         Costs
      La Quinta, California                    -             688,147                 -           351,810           -
      Liberty, Missouri                        -             469,049                 -           334,826           -
      Merced, California                       -             573,163                 -           402,636           -
      Newport News, Virginia                   -             473,596            586,377               -            -
      Riverdale, Maryland                      -             525,389                 -           574,019           -
      Rockwall, Texas                          -             528,118                 -           340,297           -
      San Antonio, Texas                       -             481,952                 -           315,486           -
      Saint Joseph, Missouri                   -             378,786                 -           388,489           -
      Stafford, Texas                          -             448,185            681,598               -            -
      Taylorsville, Utah                       -             901,777                 -           475,260           -
      Upland, California                       -             788,248                 -           209,449           -
      Vacaville, California                    -             751,576                 -           757,026           -
      Waldorf, Maryland                        -             651,867                 -           775,634           -

    Burger King Restaurants:
      Burbank, Illinois                        -             543,095                 -           620,617           -
      Chattanooga, Tennessee                   -             680,192                 -           575,426           -
      Chattanooga, Tennessee                   -             769,842                 -           411,012           -
      Chicago, Illinois                        -             917,717                 -           784,590           -
      Highland, Indiana                        -             672,815                 -           621,133           -
      Indian Head Park, Illinois               -             618,715                 -           134,394           -
      Kent, Ohio                               -             233,468            689,696               -            -
      Oak Lawn, Illinois                       -           1,211,346                 -           829,339           -
      Ooltewah, Tennessee                      -             546,261                 -           714,114           -

    Charley's Restaurants:
      King of Prussia, Pennsylvania            -             965,223            549,565               -            -
      McLean, Virginia                         -             944,585            689,363               -            -

    Chevy's Fresh Mex Restaurants:
      Arapahoe, Colorado                       -             986,426          1,680,312               -            -
      Beaverton, Oregon                        -             938,162          1,681,670               -            -
      Greenbelt, Maryland                      -             945,234          1,475,339               -            -
      Lake Oswego, Oregon                      -             963,047          1,505,671               -            -

    Darryl's Restaurants:
      Evansville, Indiana                      -             563,479                 -                -            -
      Hampton, Virginia                        -             698,367            570,468               -            -
      Huntsville, Alabama                      -             777,842            663,941               -            -
      Knoxville, Tennessee                     -             589,574                 -                -            -
      Louisville, Kentucky                     -             647,375                 -                -            -
      Mobile, Alabama                          -             495,195                 -                -            -
      Montgomery, Alabama                      -             346,380                 -                -            -
      Nashville, Tennessee                     -             513,218                 -                -            -
      Orlando, Florida                         -           1,485,631            772,853               -            -
      Pensacola, Florida                       -             389,394                 -                -            -
      Raleigh, North Carolina                  -             840,525            505,176               -            -
      Raleigh, North Carolina                  -           1,131,164            719,865               -            -
      Richmond, Virginia                       -             618,125                 -                -            -
      Richmond, Virginia                       -             311,196                 -                -            -
      Winston-Salem, North Carolina            -             436,867                 -                -            -


                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                       at Close of Period (b)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------
           688,147              351,810          1,039,957          12,379              1996           09/96              (e)
           469,049              334,826            803,875           4,136              1997           04/97              (e)
           573,163              402,636            975,799          16,620              1996           09/96              (e)
           473,596              586,377          1,059,973           9,010              1997           07/97              (e)
           525,389              574,019          1,099,408           4,508              1997           05/97              (e)
           528,118              340,297            868,415          13,394              1996           07/96              (e)
           481,952              315,486            797,438           2,802              1997           04/97              (e)
           378,786              388,489            767,275          13,482              1996           12/96              (e)
           448,185              681,598          1,129,783          11,344              1997           07/97              (e)
           901,777              475,260          1,377,037           8,908              1997           04/97              (e)
           788,248              209,449            997,697           9,637              1996           07/96              (e)
           751,576              757,026          1,508,602          11,839              1997           05/97              (e)
           651,867              775,634          1,427,501          12,130              1997           05/97              (e)


           543,095              620,617          1,163,712          28,962              1996           03/96              (e)
           680,192              575,426          1,255,618          13,403              1997           12/96              (e)
           769,842              411,012          1,180,854           8,111              1997           02/97              (e)
           917,717              784,590          1,702,307          21,908              1996           10/96              (e)
           672,815              621,133          1,293,948          29,476              1996           04/96              (e)
           618,715              134,394            753,109                (c)             (d)          04/96              (c)
           233,468              689,696            923,164          20,833              1970           02/97              (e)
         1,211,346              829,339          2,040,685          35,597              1996           03/96              (e)
           546,261              714,114          1,260,375          11,104              1997           04/97              (e)


           965,223              549,565          1,514,788          10,163              1977           06/97              (e)
           944,585              689,363          1,633,948          12,748              1971           06/97              (e)


           986,426            1,680,312          2,666,738             153              1994           12/97              (e)
           938,162            1,681,670          2,619,832             154              1995           12/97              (e)
           945,234            1,475,339          2,420,573             135              1994           12/97              (e)
           963,047            1,505,671          2,468,718             138              1995           12/97              (e)


           563,479                     (g)         563,479                (h)           1983           06/97              (h)
           698,367              570,468          1,268,835          10,550              1983           06/97              (e)
           777,842              663,941          1,441,783          12,278              1981           06/97              (e)
           589,574                   (g)           589,574              (h)             1983           06/97            (h)
           647,375                   (g)           647,375              (h)             1983           06/97            (h)
           495,195                   (g)           495,195              (h)             1983           06/97            (h)
           346,380                   (g)           346,380              (h)             1984           06/97            (h)
           513,218                   (g)           513,218              (h)             1981           06/97            (h)
         1,485,631              772,853          2,258,484          14,292              1983           06/97            (e)
           389,394                   (g)           389,394              (h)             1983           06/97            (h)
           840,525              505,176          1,345,701           9,342              1980           06/97            (e)
         1,131,164              719,865          1,851,029          13,313              1972           06/97            (e)
           618,125                   (g)           618,125              (h)             1982           06/97            (h)
           311,196                   (g)           311,196              (h)             1982           06/97            (h)
           436,867                   (g)           436,867              (h)             1978           06/97            (h)

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                                December 31, 1997



                                                                                                     Costs Capitalized
                                                                                                         Subsequent
                                                                    Initial Cost                       To Acquisition
                                                                                Buildings
                                               Encum-                              and             Improve-      Carrying
                                              brances           Land           Improvements         ments         Costs

    Denny's Restaurants:
      McKinney, Texas                              -             439,961                 -                -            -
      Pasadena, Texas                              -             466,555            506,094               -            -
      Shawnee, Oklahoma                            -             528,090            625,653               -            -
      Tampa, Florida                               -             397,302                 -                -            -

    Einstein Brothers' Bagels
      Restaurants:
        Dearborn, Michigan                         -             464,102                 -           236,674           -
        Springfield, Virginia                      -             628,804                 -            36,311           -

    Golden Corral Family
      Steakhouse Restaurants:
        Carlsbad, New Mexico                       -             384,221                 -           643,854           -
        Cleburne, Texas                            -             359,455                 -           653,853           -
        Columbia, Tennessee                        -             442,218                 -                -            -
        Columbus, Ohio                             -           1,031,098                 -         1,092,939           -
        Corpus Christi, Texas                      -             576,319                 -           967,482           -
        Corsicana, Texas                           -             349,227            699,756               -            -
        Council Bluffs, Iowa                       -             482,178                 -            11,844           -
        Dover, Delaware                            -           1,043,108                 -           977,508           -
        Duncan, Oklahoma                           -             161,573                 -           955,184           -
        Enid, Oklahoma                             -             364,860                 -           790,942           -
        Fort Walton Beach, Florida                 -             591,440                 -         1,034,541           -
        Fort Worth, Texas                          -             640,320            898,171               -            -
        Hopkinsville, Kentucky                     -             455,534                 -                -            -
        Jacksonville, Florida                      -             616,450                 -         1,010,728           -
        Jacksonville, Florida                      -             541,510                 -         1,132,450           -
        Liberty, Missouri                          -             409,209                 -           930,147           -
        Lufkin, Texas                              -             463,303                 -           994,467           -
        Moberly, Missouri                          -             581,989                 -           664,344           -
        Mobile, Alabama                            -             429,268                 -         1,032,335           -
        Muskogee, Oklahoma                         -             393,435                 -            15,109           -
        Olathe, Kansas                             -             547,126                 -           916,145           -
        Palatka, Florida                           -             322,919                 -           950,722           -
        Port Richey, Florida                       -             626,999                 -         1,130,692           -
        Tampa, Florida                             -             825,065                 -         1,222,843           -
        Universal City, Texas                      -             357,429                 -           650,249           -
        Winchester, Kentucky                       -             303,823                 -           923,607           -


    Ground Round Restaurants:
      Allentown, Pennsylvania                      -             405,631            884,954               -            -
      Cincinnati, Ohio                             -             282,099            534,632               -            -
      Crystal, Minnesota                           -             370,667            431,642               -            -
      Dubuque, Iowa                                -             693,733            810,458               -            -
      Ewing, New Jersey                            -             371,254            685,847               -            -
      Gloucester, New Jersey                       -             422,489            528,849               -            -
      Janesville, Wisconsin                        -             451,235            548,178               -            -
      Kalamazoo, Michigan                          -             287,331            712,081               -            -


                                                                                                                        Life
                                                                                                                      on Which
                   Gross Amount at Which Carried                                                                    Depreciation
                       at Close of Period (b)                                                                        in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------


           439,961                   (g)           439,961              (h)             1996           06/96            (h)
           466,555              506,094            972,649          39,131              1981           09/95            (e)
           528,090              625,653          1,153,743          48,370              1987           09/95            (e)
           397,302                   (g)           397,302              (h)             1997           02/97            (h)



           464,102              236,674            700,776           3,723              1997           04/97            (e)
           628,804               36,311            665,115             588              1997           05/97            (e)



           384,221              643,854          1,028,075          50,415              1995           08/95            (e)
           359,455              653,853          1,013,308          48,395              1995           08/95            (e)
           442,218                   (g)           442,218              (h)             1996           12/96            (h)
         1,031,098            1,092,939          2,124,037          77,421              1995           11/95            (e)
           576,319              967,482          1,543,801           8,681              1997           05/97            (e)
           349,227              699,756          1,048,983          55,883              1995           08/95            (e)
           482,178               11,844            494,022              (c)               (d)          12/97            (c)
         1,043,108              977,508          2,020,616          75,038              1995           08/95            (e)
           161,573              955,184          1,116,757           2,704              1997           08/97            (e)
           364,860              790,942          1,155,802           2,745              1997           06/97            (e)
           591,440            1,034,541          1,625,981              (c)               (d)          08/97            (c)
           640,320              898,171          1,538,491          70,972              1995           08/95            (e)
           455,534                   (g)           455,534              (h)             1996           02/97            (h)
           616,450            1,010,728          1,627,178           9,069              1997           05/97            (e)
           541,510            1,132,450          1,673,960          12,333              1997           06/97            (e)
           409,209              930,147          1,339,356           5,946              1997           06/97            (e)
           463,303              994,467          1,457,770          34,603              1997           11/96            (e)
           581,989              664,344          1,246,333          14,349              1997           12/96            (e)
           429,268            1,032,335          1,461,603             189              1997           09/97            (e)
           393,435               15,109            408,544              (c)               (d)          12/97            (c)
           547,126              916,145          1,463,271              (c)               (d)          10/97            (c)
           322,919              950,722          1,273,641             434              1997           09/97            (e)
           626,999            1,130,692          1,757,691          48,325              1996           05/96            (e)
           825,065            1,222,843          2,047,908          77,496              1995           08/95            (e)
           357,429              650,249          1,007,678          51,253              1995           08/95            (e)
           303,823              923,607          1,227,430          17,586              1997           02/97            (e)



           405,631              884,954          1,290,585           5,900              1983           10/97            (e)
           282,099              534,632            816,731           3,564              1981           10/97            (e)
           370,667              431,642            802,309           2,878              1981           10/97            (e)
           693,733              810,458          1,504,191           5,403              1982           10/97            (e)
           371,254              685,847          1,057,101           2,756              1979           11/97            (e)
           422,489              528,849            951,338           3,526              1981           10/97            (e)
           451,235              548,178            999,413           3,655              1982           10/97            (e)
           287,331              712,081            999,412           4,747              1980           10/97            (e)

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                                December 31, 1997



                                                                                                      Costs Capitalized
                                                                                                          Subsequent
                                                                   Initial Cost                        To Acquisition
                                                                                Buildings
                                               Encum-                              and             Improve-      Carrying
                                              brances           Land           Improvements         ments         Costs
      Nanuet, New Jersey                           -             375,116            605,067               -            -
      Parma, Ohio                                  -             388,699            793,475               -            -
      Reading, Pennsylvania                        -             728,574            793,410               -            -
      Waterloo, Iowa                               -             436,471            659,089               -            -
      Wauwatosa, Wisconsin                         -             627,680            804,399               -            -

    Houlihan's Restaurants:
      Bethel Park, Pennsylvania                    -             846,183            595,600               -            -
      Langhorne, Pennsylvania                      -             817,039            648,765               -            -
      Plymouth Meeting, Pennsylvania               -           1,181,460            908,880               -            -

    International House of Pancakes
      Restaurants:
        Elk Grove, California                      -             584,766                 -                -            -
        Fairfax, Virginia                          -           1,096,763            705,345               -            -
        Houston, Texas                             -             645,365            856,532               -            -
        Lake Jackson, Texas                        -             460,167            802,640               -            -
        Leesburg, Virginia                         -             665,015            580,798               -            -
        Loveland, Colorado                         -             488,259                 -                -            -
        Stockbridge, Georgia                       -             765,743            707,406               -            -
        Victoria, Texas                            -             319,237                 -                -            -

    Jack in the Box Restaurants:
      Bacliff, Texas                               -             419,488                 -           697,861           -
      Channelview, Texas                           -             361,238                 -           711,595           -
      Corinth, Texas                               -             396,864                 -           620,042           -
      Dallas, Texas                                -             369,886                 -           513,533           -
      Enumclaw, Washington                         -             124,468                 -           773,506           -
      Florissant, Missouri                         -             388,820                 -           773,834           -
      Folsom, California                           -             635,343            703,067               -            -
      Fresno, California                           -             286,850                 -           606,547           -
      Garland, Texas                               -             382,042                 -           613,690           -
      Hollister, California                        -             537,223                 -           592,536           -
      Houston, Texas                               -             545,485                 -           527,020           -
      Houston, Texas                               -             403,002                 -           610,815           -
      Houston, Texas                               -             375,776                 -           643,445           -
      Houston, Texas                               -             370,342                 -           548,107           -
      Houston, Texas                               -             420,521                 -           543,338           -
      Humble, Texas                                -             437,667                 -           591,877           -
      Humble, Texas                                -             390,509                 -           596,872           -
      Kent, Washington                             -             737,038                 -           604,806           -
      Kingsburg, California                        -             415,880                 -           649,681           -
      Las Vegas, Nevada                            -             730,674                 -           600,180           -
      Los Angeles, California                      -             603,354            602,630               -            -
      Los Angeles, California                      -             911,754                 -           581,552           -
      Los Angeles, California                      -             740,616            678,189               -            -
      Moscow, Idaho                                -             217,851                 -           751,664           -
      Murrieta, California                         -             387,455                 -           625,933           -
      Oxnard, California                           -             681,663                 -           642,924           -
      Palmdale, California                         -             631,275                 -           567,912           -
      West Sacramento, California                  -             523,089                 -           617,131           -
      Woodland, California                         -             358,130                 -           668,383           -


                                                                                                                        Life
                                                                                                                      on Which
                   Gross Amount at Which Carried                                                                    Depreciation
                        at Close of Period (b)                                                                        in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ------------
           375,116              605,067            980,183               1,658            1982          12/97                  (e)
           388,699              793,475          1,182,174               5,290            1977          10/97                  (e)
           728,574              793,410          1,521,984               5,289            1982          10/97                  (e)
           436,471              659,089          1,095,560               4,394            1982          10/97                  (e)
           627,680              804,399          1,432,079               5,363            1977          10/97                  (e)


           846,183              595,600          1,441,783              11,015            1972          06/97                  (e)
           817,039              648,765          1,465,804              11,998            1976          06/97                  (e)
         1,181,460              908,880          2,090,340              16,808            1974          06/97                  (e)



           584,766                   (g)           584,766                  (h)           1997          08/97                  (h)
         1,096,763              705,345          1,802,108              12,593            1995          06/97                  (e)
           645,365              856,532          1,501,897              14,256            1996          07/97                  (e)
           460,167              802,640          1,262,807               9,767            1997          08/97                  (e)
           665,015              580,798          1,245,813              11,855            1994          05/97                  (e)
           488,259                   (g)           488,259                  (h)           1997          08/97                  (h)
           765,743              707,406          1,473,149              11,774            1997          07/97                  (e)
           319,237                   (g)           319,237                  (h)           1997          08/97                  (h)


           419,488              697,861          1,117,349               9,576            1997          04/97                  (e)
           361,238              711,595          1,072,833               6,580            1997          07/97                  (e)
           396,864              620,042          1,016,906               6,016            1997          06/97                  (e)
           369,886              513,533            883,419              15,527            1997          12/96                  (e)
           124,468              773,506            897,974              10,826            1997          04/97                  (e)
           388,820              773,834          1,162,654                  (c)             (d)         10/97                  (c)
           635,343              703,067          1,338,410               4,880            1997          10/97                  (e)
           286,850              606,547            893,397               6,772            1997          05/97                  (e)
           382,042              613,690            995,732               5,338            1997          07/97                  (e)
           537,223              592,536          1,129,759              14,421            1997          01/97                  (e)
           545,485              527,020          1,072,505              32,199            1996          11/95                  (e)
           403,002              610,815          1,013,817              26,930            1996          07/96                  (e)
           375,776              643,445          1,019,221              27,207            1996          07/96                  (e)
           370,342              548,107            918,449              13,540            1997          02/97                  (e)
           420,521              543,338            963,859               9,949            1997          03/97                  (e)
           437,667              591,877          1,029,544              26,729            1996          06/96                  (e)
           390,509              596,872            987,381              18,025            1997          02/97                  (e)
           737,038              604,806          1,341,844              14,388            1997          01/97                  (e)
           415,880              649,681          1,065,561              15,693            1997          01/97                  (e)
           730,674              600,180          1,330,854              16,285            1997          01/97                  (e)
           603,354              602,630          1,205,984              50,272            1986          06/95                  (e)
           911,754              581,552          1,493,306              12,720            1997          01/97                  (e)
           740,616              678,189          1,418,805                 124            1997          12/97                  (e)
           217,851              751,664            969,515              19,157            1992          01/97                  (e)
           387,455              625,933          1,013,388              14,948            1997          01/97                  (e)
           681,663              642,924          1,324,587              10,642            1997          04/97                  (e)
           631,275              567,912          1,199,187              11,695            1997          02/97                  (e)
           523,089              617,131          1,140,220               5,312            1997          07/97                  (e)
           358,130              668,383          1,026,513               5,127            1997          07/97                  (e)

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                                December 31, 1997



                                                                                                    Costs Capitalized
                                                                                                      Subsequent
                                                                 Initial Cost                       To Acquisition
                                                                              Buildings
                                             Encum-                              and             Improve-      Carrying
                                            brances           Land           Improvements         ments         Costs
    Kenny Rogers' Roasters
      Restaurant:
        Grand Rapids, Michigan                   -             282,806            599,309               -            -

    Kentucky Fried Chicken
      Restaurant:
        Putnam, Connecticut                      -             301,723                 -                -            -

    Mr. Fables's Restaurant:
      Grand Rapids, Michigan                     -             320,594            559,433               -            -

    On The Border Restaurant:
      San Antonio, TX                            -                  -                  -         1,305,075           -

    Pizza Hut Restaurants:
      Adrian, Michigan                           -             242,239                 -                -            -
      Beaver, West Virginia                      -             212,053                 -                -            -
      Beckley, West Virginia                     -             209,432                 -                -            -
      Bedford, Ohio                              -             174,721                 -                -            -
      Belle, West Virginia                       -              46,737                 -                -            -
      Bluefield, West Virginia                   -             120,449                 -                -            -
      Bolivar, Ohio                              -             190,009                 -                -            -
      Bowling Green, Ohio                        -             200,442                 -                -            -
      Bowling Green, Ohio                        -             135,831                 -                -            -
      Carrollton, Ohio                           -             187,082                 -                -            -
      Cleveland, Ohio                            -             116,849                 -                -            -
      Cleveland, Ohio                            -             126,494                 -                -            -
      Cleveland, Ohio                            -             226,163                 -                -            -
      Cross Lanes, West Virginia                 -             215,881                 -                -            -
      Defiance, Ohio                             -             242,239                 -                -            -
      Dover, Ohio                                -             245,145                 -                -            -
      East Cleveland, Ohio                       -             194,012                 -                -            -
      Euclid, Ohio                               -             202,050                 -                -            -
      Fairview Park, Ohio                        -             142,570                 -                -            -
      Huntington, West Virginia                  -             212,093                 -                -            -
      Hurricane, West Virginia                   -             180,803                 -                -            -
      Lambertville, Michigan                     -              99,166                 -                -            -
      Marietta, Ohio                             -             169,454                 -                -            -
      Mayfield Heights, Ohio                     -             202,552                 -                -            -
      Middleburg Heights, Ohio                   -             216,518                 -                -            -
      Millersburg, Ohio                          -             213,090                 -                -            -
      Milton, West Virginia                      -              99,815                 -                -            -
      Monroe, Michigan                           -             152,215                 -                -            -
      New Philadelphia, Ohio                     -             149,206                 -                -            -
      New Philadelphia, Ohio                     -             223,981                 -                -            -
      North Olmsted, Ohio                        -             259,922                 -                -            -
      Norwalk, Ohio                              -             261,529                 -                -            -
      Ronceverte, West Virginia                  -              99,733                 -                -            -
      Sandusky, Ohio                             -             259,922                 -                -            -
      Seven Hills, Ohio                          -             239,023                 -                -            -
      Steubenville, Ohio                         -             228,199                 -                -            -
      Strongsville, Ohio                         -             186,476                 -                -            -


                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                       at Close of Period (b)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------


           282,806              599,309            882,115          48,123              1995           08/95            (e)



           301,723                   (g)           301,723              (h)             1997           07/97            (h)


           320,594              559,433            880,027          33,362              1967           03/96            (e)


                -             1,305,075          1,305,075              (c)               (d)          10/97            (c)


           242,239                   -             242,239              (f)             1989           01/96            (f)
           212,053                   -             212,053              (f)             1986           05/96            (f)
           209,432                   -             209,432              (f)             1978           05/96            (f)
           174,721                   -             174,721              (f)             1975           01/96            (f)
            46,737                   -              46,737              (f)             1980           05/96            (f)
           120,449                   -             120,449              (f)             1986           05/96            (f)
           190,009                   -             190,009              (f)             1996           03/97            (f)
           200,442                   -             200,442              (f)             1985           01/96            (f)
           135,831                   -             135,831              (f)             1992           12/96            (f)
           187,082                   -             187,082              (f)             1990           03/97            (f)
           116,849                   -             116,849              (f)             1978           01/96            (f)
           126,494                   -             126,494              (f)             1986           01/96            (f)
           226,163                   -             226,163              (f)             1987           01/96            (f)
           215,881                   -             215,881              (f)             1990           05/96            (f)
           242,239                   -             242,239              (f)             1977           01/96            (f)
           245,145                   -             245,145              (f)             1975           05/97            (f)
           194,012                   -             194,012              (f)             1986           01/96            (f)
           202,050                   -             202,050              (f)             1983           01/96            (f)
           142,570                   -             142,570              (f)             1996           01/96            (f)
           212,093                   -             212,093              (f)             1978           05/96            (f)
           180,803                   -             180,803              (f)             1978           05/96            (f)
            99,166                   -              99,166              (f)             1994           01/96            (f)
           169,454                   -             169,454              (f)             1986           05/96            (f)
           202,552                   -             202,552              (f)             1980           04/96            (f)
           216,518                   -             216,518              (f)             1975           01/96            (f)
           213,090                   -             213,090              (f)             1989           03/97            (f)
            99,815                   -              99,815              (f)             1986           05/96            (f)
           152,215                   -             152,215              (f)             1994           01/96            (f)
           149,206                   -             149,206              (f)             1975           03/97            (f)
           223,981                   -             223,981              (f)             1983           03/97            (f)
           259,922                   -             259,922              (f)             1976           01/96            (f)
           261,529                   -             261,529              (f)             1993           01/96            (f)
            99,733                   -              99,733              (f)             1991           05/96            (f)
           259,922                   -             259,922              (f)             1978           01/96            (f)
           239,023                   -             239,023              (f)             1983           01/96            (f)
           228,199                   -             228,199              (f)             1983           03/97            (f)
           186,476                   -             186,476              (f)             1976           04/96            (f)

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                                December 31, 1997



                                                                                                                 Costs Capitalized
                                                                                                       Subsequent
                                                                 Initial Cost                        To Acquisition
                                                                               Buildings
                                              Encum-                              and             Improve-      Carrying
                                             brances           Land           Improvements         ments         Costs
      Toledo, Ohio                                -             128,604                 -                -            -
      Toledo, Ohio                                -             194,097                 -                -            -
      Toledo, Ohio                                -             208,480                 -                -            -
      Toledo, Ohio                                -             176,170                 -                -            -
      Toledo, Ohio                                -             197,227                 -                -            -
      Uhrichsville, Ohio                          -             279,779                 -                -            -
      Wellsburg, West Virginia                    -             167,170                 -                -            -

    Ruby Tuesday's Restaurant:
      London, Kentucky                            -             354,415                 -                -            -

    Ruth's Chris Steak House
      Restaurant:
        Tampa, Florida                            -           1,076,442          1,062,751               -            -

    Ryan's Family Steak House
      Restaurant:
        Spring Hill, Florida                      -             591,371                 -         1,175,273           -

    Shoney's Restaurants:
      Indian Harbor Beach, Florida                -             309,101                 -           420,249           -
      Las Vegas, Nevada                           -             656,316                 -           970,452           -
      Guadalupe, Arizona                          -             623,725                 -                -            -

    TGI Friday's Restaurant:
      Mesa, Arizona                               -             903,876                 -           284,913           -

    Wendy's Old Fashioned
      Hamburgers Restaurants:
        Camarillo, California                     -             640,061                 -           687,385           -
        Knoxville, Tennessee                      -             358,027                 -           444,622           -
        Westlake Village, California              -             763,232                 -           153,034           -
                                                           ------------        -----------      -----------     -------

                                                           $106,616,360        $43,045,117      $58,072,374     $     -
                                                           ============        ===========      ===========     =======


                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                       at Close of Period (b)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------
           128,604                   -             128,604                  (f)           1988          04/96                  (f)
           194,097                   -             194,097                  (f)           1993          12/96                  (f)
           208,480                   -             208,480                  (f)           1975          01/96                  (f)
           176,170                   -             176,170                  (f)           1985          01/96                  (f)
           197,227                   -             197,227                  (f)           1978          01/96                  (f)
           279,779                   -             279,779                  (f)           1983          03/97                  (f)
           167,170                   -             167,170                  (f)           1980          03/97                  (f)


           354,415                   (g)           354,415                  (h)           1997          08/97                  (h)



         1,076,442            1,062,751          2,139,193              20,236            1996          06/97                  (e)



           591,371            1,175,273          1,766,644              38,505            1996          09/96                  (e)


           309,101              420,249            729,350              11,312            1997          01/97                  (e)
           656,316              970,452          1,626,768                  (c)             (d)         08/97                  (c)
           623,725                   (g)           623,725                  (h)           1997          04/97                  (h)


           903,876              284,913          1,188,789                  (c)             (d)         09/97                  (c)



           640,061              687,385          1,327,446              33,167            1996          06/96                  (e)
           358,027              444,622            802,649              19,300            1996          05/96                  (e)
           763,232              153,034            916,266                  (c)             (d)         11/97                  (c)
      ------------         ------------       ------------          ----------

      $106,616,360         $101,117,491       $207,733,851          $2,395,665
      ============         ============       ============          ==========

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                                December 31, 1997



                                                                                                                 Costs Capitalized
                                                                                                     Subsequent
                                                                 Initial Cost                      To Acquisition
                                                                            Buildings
                                           Encum-                              and             Improve-      Carrying
                                          brances           Land           Improvements         ments         Costs
Properties the Company
  has Invested in Under
  Direct Financing Leases:

    Applebee's Restaurants:
      Montclair, California                    -         $        -         $        -       $   890,100     $     -
      Salinas, California                      -                  -                  -           794,058           -

    Barb Wires Steakhouse and
      Saloon Restaurants:
        Cookeville, Tennessee                  -                  -           1,029,717               -            -
        Hendersonville, Tennessee              -                  -             782,282               -            -
        Lawrence, Kansas                       -                  -           1,022,607               -            -
        Murfreesboro, Tennessee                -                  -             976,699               -            -
        Nashville, Tennessee                   -                  -             949,367               -            -

    Black-Eyed Pea Restaurants:
      Albuquerque, New Mexico                  -                  -             705,746               -            -
      Albuquerque, New Mexico                  -                  -             704,757               -            -
      Bedford, Texas                           -                  -             655,028               -            -
      Dallas, Texas                            -                  -             655,011               -            -
      Dallas, Texas                            -                  -             698,827               -            -
      Forestville, Maryland                    -                  -             681,034               -            -
      Fort Worth, Texas                        -                  -             655,014               -            -
      Hillsboro, Texas                         -                  -                  -           849,816           -
      Houston, Texas                           -                  -             685,977               -            -
      Mesa, Arizona                            -                  -             906,740               -            -
      Oklahoma City, Oklahoma                  -                  -             651,523               -            -
      Phoenix, Arizona                         -                  -             677,681               -            -
      Phoenix, Arizona                         -                  -             677,805               -            -
      Phoenix, Arizona                         -                  -             682,141               -            -
      Scottsdale, Arizona                      -                  -                  -           823,188           -
      Tucson, Arizona                          -                  -             678,333               -            -
      Waco, Texas                              -                  -             699,815               -            -
      Wichita, Kansas                          -                  -             698,827               -            -

    Darryl's Restaurants:
      Evansville, Indiana                      -                  -             974,401               -            -
      Knoxville, Tennessee                     -                  -             709,047               -            -
      Louisville, Kentucky                     -                  -             915,201               -            -
      Mobile, Alabama                          -                  -           1,009,042               -            -
      Montgomery, Alabama                      -                  -             952,382               -            -
      Nashville, Tennessee                     -                  -             736,400               -            -
      Pensacola, Florida                       -                  -             725,709               -            -
      Richmond, Virginia                       -                  -             775,617               -            -
      Richmond, Virginia                       -                  -             650,175               -            -
      Winston-Salem, North Carolina            -                  -             812,752               -            -

    Denny's Restaurants:
      McKinney, Texas                          -                  -                  -           655,052           -
      Tampa, Florida                           -                  -                  -           715,957           -


                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                        at Close of Period (b)                                                                         in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------





                  (g)                  (g)                (g)           (h)             1997           08/96            (h)
                (g)                  (g)                (g)             (h)             1997           09/96            (h)



                  (g)                  (g)                (g)             (h)           1994           08/97              (h)
                  (j)                  (g)                (g)             (h)           1974           08/97              (h)
                  (g)                  (g)                (g)             (h)           1994           08/97              (h)
                  (g)                  (g)                (g)             (h)           1995           08/97              (h)
                (g)                  (g)                (g)             (h)             1978           08/97            (h)


                  (j)                  (g)                (g)             (h)           1993           10/97              (h)
                  (j)                  (g)                (g)             (h)           1993           10/97              (h)
                  (j)                  (g)                (g)             (h)           1993           03/97              (h)
                  (j)                  (g)                (g)             (h)           1996           03/97              (h)
                  (j)                  (g)                (g)             (h)           1991           10/97              (h)
                  (j)                  (g)                (g)             (h)           1989           10/97              (h)
                  (j)                  (g)                (g)             (h)           1991           03/97              (h)
                (g)                  (g)                (g)             (h)             1996           06/96            (h)
                (j)                  (g)                (g)             (h)             1990           10/97            (h)
                (g)                  (g)                (g)             (h)             1994           09/97            (h)
                (j)                  (g)                (g)             (h)             1992           03/97            (h)
                (j)                  (g)                (g)             (h)             1991           09/97            (h)
                (j)                  (g)                (g)             (h)             1993           09/97            (h)
                (j)                  (g)                (g)             (h)             1994           09/97            (h)
                (j)                  (g)                (g)             (h)             1997           04/97            (h)
                (j)                  (g)                (g)             (h)             1995           09/97            (h)
                (j)                  (g)                (g)             (h)             1991           10/97            (h)
                (j)                  (g)                (g)             (h)             1992           10/97            (h)


                (g)                  (g)                (g)             (h)             1983           06/97            (h)
                (g)                  (g)                (g)             (h)             1983           06/97            (h)
                (g)                  (g)                (g)             (h)             1983           06/97            (h)
                (g)                  (g)                (g)             (h)             1983           06/97            (h)
                (g)                  (g)                (g)             (h)             1984           06/97            (h)
                (g)                  (g)                (g)             (h)             1981           06/97            (h)
                (g)                  (g)                (g)             (h)             1983           06/97            (h)
                (g)                  (g)                (g)             (h)             1982           06/97            (h)
                (g)                  (g)                (g)             (h)             1982           06/97            (h)
                (g)                  (g)                (g)             (h)             1978           06/97            (h)


                (g)                  (g)                (g)             (h)             1996           06/96            (h)
                (g)                  (g)                (g)             (h)             1997           02/97            (h)


                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                                December 31, 1997



                                                                                                   Costs Capitalized
                                                                                                      Subsequent
                                                                 Initial Cost                      To Acquisition
                                                                             Buildings
                                            Encum-                              and             Improve-      Carrying
                                           brances           Land           Improvements         ments         Costs
    Golden Corral Family
      Steakhouse Restaurants:
        Brooklyn, Ohio                          -                  -           1,044,311               -            -
        Columbia, Tennessee                     -                  -                  -           939,712           -
        Eastlake, Ohio                          -             256,332          1,473,307               -            -
        Hopkinsville, Kentucky                  -                  -                  -           869,221           -

    International House of
      Pancakes Restaurants:
        Elk Grove, California                   -                  -           1,039,584               -            -
        Loveland, Colorado                      -                  -             963,597               -            -
        Victoria, Texas                         -                  -             814,015               -            -

    Kentucky Fried Chicken
      Restaurant:
        Putnam, Connecticut                     -                  -             530,846               -            -

    Popeye's Chicken Restaurant:
      Starke, Florida                           -             208,910                 -           427,067           -

    Ruby Tuesday's Restaurant:
      London, Kentucky                          -                  -                  -           845,249           -

    Shoney's Restaurant:
      Guadalupe, Arizona                        -                  -                  -           919,322           -

    Wendy's Old Fashioned
      Hamburgers Restaurants:
        San Diego, California                   -                  -                  -           590,058           -
        Sevierville, Tennessee                  -                  -                  -           531,726           -
                                                          -----------        -----------      -----------     -------

                                                          $   465,242       $ 30,001,317      $ 9,850,526     $     -
                                                          ===========       ============      ===========     =======


                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                       at Close of Period (b)                                                                         in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------


                (j)                  (g)                (g)             (h)             1995           08/96            (h)
                (g)                  (g)                (g)             (h)             1996           12/96            (h)
                (g)                  (g)                (g)             (i)             1996           12/96            (i)
                (g)                  (g)                (g)             (h)             1996           02/97            (h)



                (g)                  (g)                (g)             (h)             1997           08/97            (h)
                (g)                  (g)                (g)             (h)             1997           08/97            (h)
                (g)                  (g)                (g)             (h)             1997           08/97            (h)



                (g)                  (g)                (g)             (h)             1997           07/97            (h)


                (g)                  (g)                (g)             (i)             1997           05/97            (i)


                (g)                  (g)                (g)             (h)             1997           08/97            (h)


                (g)                  (g)                (g)             (h)             1997           04/97            (h)



                (j)                  (g)                (g)             (h)             1996           10/96            (h)
                (j)                  (g)                (g)             (h)             1996           06/96            (h)

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995 are summarized as follows:

                                                                                    Accumulated
                                                                    Cost (b)       Depreciation
                    Properties the Company
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1994             $         -         $         -
                        Acquisitions (l)                         19,824,044                  -
                        Depreciation expense (e)                         -              100,318
                                                               ------------        ------------

                        Balance, December 31, 1995               19,824,044             100,318
                        Acquisitions (l)                         41,030,498                  -
                        Depreciation expense (e)                         -              511,078
                                                               ------------        ------------

                        Balance, December 31, 1996               60,854,542             611,396
                        Acquisitions (1)                        146,879,309                  -
                        Depreciation expense (e)                         -            1,784,269
                                                               ------------        ------------

                        Balance, December 31, 1997             $207,733,851        $  2,395,665
                                                               ============        ============

(b) As of December 31, 1997, 1996 and 1995, the aggregate cost of the Properties owned by the Company and its subsidiary for federal income tax purposes was $248,050,936, $73,144,286 and $21,199,004, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(c)        Property  was  not  placed  in  service  as  of  December  31,  1997;
           therefore, no depreciation was taken.

(d)        Scheduled for completion in 1998.

(e) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(f)        The  building  portion  of this  Property  is  owned  by the  tenant;
           therefore, depreciation is not applicable.

(g) For financial reporting purposes, certain components of the lease relating to land and/or building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

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

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997


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

(l)        During the years ended December 31, 1997,  1996 and 1995, the Company
           (i) incurred acquisition fees totalling $10,011,715, $4,535,685 and $1,730,437, respectively, paid to the Advisor, (ii) purchased land and buildings from affiliates of the Company for an aggregate cost of approximately $5,450,000, $2,610,000 and $6,621,000, respectively, and (iii) paid development/construc- tion management fees to affiliates of the Company totalling $369,570 and $159,350 during the years ended December 31, 1997 and 1996, respectively. No development/construction management fees were paid to affiliates during the year ended December 31, 1995. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases and other assets at December 31, 1997, 1996 and 1995.

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1997


                                                                                                                        Principal
                                                                                                                         Amount
                                                                                                                        of Loans
                                                                                                                       Subject to
                                                         Final       Periodic              Face        Carrying        Delinquent
                                         Interest      Maturity      Payment    Prior    Amount of     Amount of        Principal
         Description                       Rate          Date         Terms     Liens    Mortgages     Mortgages       or Interest
------------------------------           --------   -------------    --------   -----   -----------   -----------      -----------
Castle Hill Holdings V, L.L.C.
First Mortgages                           10.75%    January, 2016       (1)     $  -    $ 8,475,000   $ 8,700,023      $        -
  Pizza Hut Restaurants:
    Adrian, MI
    Bedford, OH
    Bowling Green, OH
    Cleveland, OH
    Cleveland, OH
    Cleveland, OH
    Defiance, OH
    East Cleveland, OH
    Euclid, OH
    Fairview Park, OH
    Lambertville, MI
    Mayfield Heights, OH
    Middleburg Heights, OH
    Monroe, MI
    North Olmstead, OH
    Norwalk, OH
    Sandusky, OH
    Seven Hills, OH
    Strongsville, OH
    Toledo, OH
    Toledo, OH
    Toledo, OH
    Toledo, OH

Castle Hill Holdings VI, L.L.C.
First Mortgages                           10.75%       June, 2016          (1)     -     3,888,000     4,030,612               -
  Pizza Hut Restaurants:
    Beaver, WV
    Beckley, WV
    Belle, WV
    Bluefield, WV
    Cross Lanes, WV
    Huntington, WV
    Hurricane, WV
    Marietta, OH
    Milton, WV
    Ronceverte, WV

Castle Hill Holdings VII, L.L.C.
First Mortgages                           10.75%    January, 2017          (1)     -       484,000      503,900                -
  Pizza Hut Restaurants:
    Bowling Green, OH
    Toledo, OH

Castle Hill Holdings VII (Phase II),
  L.L.C.
First Mortgages                           10.50%      April, 2017          (2)     -     4,200,000    4,387,475                -
  Pizza Hut Restaurants:
    Bolivar, OH
    Carrollton, OH
    Dover, OH
    Millersburg, OH
    New Philadelphia, OH
    New Philadelphia, OH
    Steubenville, OH
    Uhrichsville, OH
    Weirton, WV
    Wellsburg, WV
    Wintersville, OH

    Total                                                                       $  -  $17,047,000   $17,622,010 (4)      $     -
                                                                                ===== ===========   ===========          =========

                CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARY

              SCHEDULE IV - NOTES TO MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1997






(1) Equal monthly payments of principal and interest at an annual rate of 10.75%.

(2) Equal monthly payments of principal and interest at an annual rate of 10.50%.

(3)     The tax carrying value of the notes is $17,622,010.

(4)     The changes in the carrying amounts are summarized as follows:


                                                  1997            1996            1995
                                              ------------     -----------     ---------
         Balance at beginning of period        $13,389,607     $        -      $        -

         New mortgage loans                      4,200,000      12,847,000              -

         Accrued interest                           83,601          35,286              -

         Collection of principal                  (250,732)       (133,850)             -

         Deferred financing income                 (39,180)        (46,268)             -

         Unamortized loan costs                    238,714         687,439              -
                                               -----------     -----------     ----------

         Balance at end of period              $17,622,010     $13,389,607     $        -
                                               ===========     ===========     ==========

                                    EXHIBITS

                                  EXHIBIT INDEX


   Exhibit Number

        3.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.4 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

        3.2       CNL American Properties Fund, Inc. Amended and Restated Bylaws
                  (Included  as  Exhibit  3.2  to  Registration   Statement  No.
                  333-37657 on Form S-11 and incorporated herein by reference.)

        3.3 CNL American Properties Fund, Inc. Articles of Amendment to Amended and Restated Articles of Incorporation (Included as
                  Exhibit 3.3 to Registration Statement No. 333-15411 on Form S-11 and incorporated herein by reference.)

        4.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.4 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

        4.2       CNL American Properties Fund, Inc. Amended and Restated Bylaws
                  (Included  as  Exhibit  3.2  to  Registration   Statement  No.
                  333-37657 on Form S-11 and incorporated herein by reference.)

        4.3 CNL American Properties Fund, Inc. Articles of Amendment to Amended and Restated Articles of Incorporation (Included as
                  Exhibit 3.3 to Registration Statement No. 333-15411 on Form S-11 and incorporated herein by reference.)

        4.4       Amended   Reinvestment   Plan  (Included  as  Exhibit  4.4  to
                  Registration Statement No. 333-37657 and incorporated herein by reference.)

        4.5       Form  of  Stock  Certificate   (Included  as  Exhibit  4.5  to
                  Registration   Statement   No.   33-78790  on  Form  S-11  and
                  incorporated herein by reference.)

        10.1      Advisory  Agreement,  dated as of April 18, 1997,  between CNL
                  American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Included as Exhibit 10.10 to Registration Statement No. 333-15411 on Form S-11 and incorporated herein by reference.)

        10.2      Amended   Reinvestment   Plan  (Included  as  Exhibit  4.4  to
                  Registration Statement No. 333-37657 and incorporated herein by reference.)

        10.3 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James
                  M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall and dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven D. Shackelford (Included as Exhibit 10.9 to Registration Statement No. 333-15411 and incorporated herein by reference.)

        27        Financial Data Schedule (Filed herewith.)