Form 10-Q
period 1998-03-31
CNL AMERICAN PROPERTIES FUND INC
filed 1998-05-14
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                           --------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-28380


                       CNL American Properties Fund, Inc.
             (Exact name of registrant as specified in its charter)


          Maryland                       59-3239115
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)

400 E. South Street
Orlando, Florida                             32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                    (407) 422-1574


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

45,682,283 shares of common stock, $.01 par value, outstanding as of May 1, 1998.

                                    CONTENTS






Part I                                                         Page

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets             1

             Condensed Consolidated Statements of
               Earnings                                        2

             Condensed Consolidated Statements of
               Stockholders' Equity                            3

             Condensed Consolidated Statements of
               Cash Flows                                      4-5

             Notes to Condensed Consolidated
               Financial Statements                            6-14

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                             15-21


Part II

  Other Information                                            22

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  March 31,     December 31,
               ASSETS                               1998            1997
                                                ------------    ------------

Land and buildings on operating leases,
  less accumulated depreciation                 $214,371,528    $205,338,186
Net investment in direct financing leases         50,282,444      47,613,595
Cash and cash equivalents                         89,666,093      47,586,777
Certificates of deposit                            2,008,304       2,008,224
Receivables, less allowance for doubtful
  accounts, of $51,835 and $99,964,
  respectively                                       499,194         635,796
Mortgage notes receivable                         17,537,978      17,622,010
Equipment notes receivable                        13,005,058      13,548,044
Accrued rental income                              2,410,494       1,772,261
Other assets                                       4,976,883       2,952,869
                                                ------------    ------------

                                                $394,757,976    $339,077,762
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                  $  2,699,029    $  2,459,043
Accrued construction costs payable                 7,759,202      10,978,211
Accounts payable and accrued expenses                319,573       1,060,497
Due to related parties                             2,047,740       1,524,294
Rents paid in advance                                871,957         517,428
Deferred rental income                               776,016         557,576
Other payables                                        42,359          56,878
                                                ------------    ------------
      Total liabilities                           14,515,876      17,153,927
                                                ------------    ------------

Minority interest                                    284,092         285,734
                                                ------------    ------------

Commitments (Note 10)

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares                                                -               -
  Excess shares, $0.01 par value per share.
    Authorized and unissued 78,000,000
    shares                                                -               -
  Common stock, $0.01 par value per share.
    Authorized 75,000,000 shares, issued
    and outstanding 42,770,446 and
    36,192,971, respectively                         427,704         361,930
  Capital in excess of par value                 382,541,408     323,525,961
  Accumulated distributions in excess of
    net earnings                                  (3,011,104)     (2,249,790)
                                                ------------    ------------
      Total stockholders' equity                 379,958,008     321,638,101
                                                ------------    ------------

                                                $394,757,976    $339,077,762
                                                ============    ============








                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                    Quarter Ended
                                                      March 31,
                                             1998                 1997
                                          ----------           -----------

Revenues:
  Rental income from operating
    leases                                $5,316,026           $1,643,074
  Earned income from direct
    financing leases                       1,362,672              446,711
  Interest income from mortgage
    notes receivable                         433,077              375,357
  Other interest                           1,205,687              465,494
  Other income                                10,342                8,922
                                          ----------           ----------
                                           8,327,804            2,939,558
                                          ----------           ----------

Expenses:
  General operating and administrative       499,388              255,456
  Professional services                       52,939               38,463
  Asset management fees to related
    party                                    362,659              110,516
  State taxes                                105,523               35,350
  Depreciation and amortization              779,498              240,038
                                          ----------           ----------
                                           1,800,007              679,823
                                          ----------           ----------

Earnings Before Minority Interest in
  Income of Consolidated Joint Venture     6,527,797            2,259,735

Minority Interest in Income of
  Consolidated Joint Venture                  (7,768)              (7,893)
                                          ----------           ----------

Net Earnings                              $6,520,029           $2,251,842
                                          ==========           ==========

Earnings Per Share of Common Stock
  (Basic and Diluted)                     $     0.17           $     0.14
                                          ==========           ==========

Weighted Average Number of Shares of
  Common Stock Outstanding                39,240,871           15,630,532
                                          ==========           ==========




                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Quarter Ended March 31, 1998 and
                          Year Ended December 31, 1997


                                                                                   Accumulated
                                                                                  distributions
                                       Common stock             Capital in           in excess
                                    Number         Par          excess of             of net
                                  of shares       value         par value            earnings            Total

Balance at
  December 31, 1996               13,944,715     $139,447     $123,687,929        $   (959,949)      $122,867,427

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                            22,248,256      222,483      222,260,077                  -         222,482,560

Stock issuance
  costs                                   -            -       (22,422,045)                 -         (22,422,045)

Net earnings                              -            -                -           15,564,456         15,564,456

Distributions
  declared and
  paid ($0.74
  per share)                              -            -                -          (16,854,297)       (16,854,297)
                                  ----------     --------     ------------        ------------       ------------

Balance at
  December 31, 1997               36,192,971      361,930      323,525,961          (2,249,790)       321,638,101

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                             6,577,475       65,774       65,708,978                  -          65,774,752

Stock issuance
  costs                                   -            -        (6,693,531)                 -          (6,693,531)

Net earnings                              -            -                -            6,520,029          6,520,029

Distributions
  declared and
  paid ($0.19
  per share)                              -            -                -           (7,281,343)        (7,281,343)
                                  ----------     --------     ------------        ------------       ------------

Balance at
  March 31, 1998                  42,770,446     $427,704     $382,541,408        $ (3,011,104)      $379,958,008
                                  ==========     ========     ============        ============       ============





                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Quarter Ended
                                                        March 31,
                                                 1998             1997
                                             ------------     ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                             $  8,259,316     $  2,717,456
                                             ------------     ------------

    Cash Flows From Investing Activities:
      Additions to land and buildings
        on operating leases                   (14,814,884)     (23,400,414)
      Investment in direct financing
        leases                                   (959,100)      (5,206,508)
      Increase in restricted cash                      -          (231,787)
      Investment in mortgage notes
        receivable                                     -        (4,443,982)
      Collection on mortgage notes
        receivable                                 72,547           49,471
      Investment in equipment notes
        receivable                               (703,600)              -
      Collection on equipment notes
        receivable                                327,329               -
      Increase in other assets                 (1,937,674)         (95,969)
                                             ------------     ------------
          Net cash used in investing
            activities                        (18,015,382)     (33,329,189)
                                             ------------     ------------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition and
        stock issuance costs paid by
        related parties on behalf of the
        Company                                  (651,133)        (768,733)
      Proceeds from borrowing on line
        of credit                                 239,986        2,207,299
      Payment on line of credit                        -          (259,466)
      Subscriptions received from
        stockholders                           65,774,752       37,768,445
      Distribution to minority interest            (8,481)          (8,547)
      Distributions to stockholders            (7,281,343)      (2,693,357)
      Payment of stock issuance costs          (6,142,369)      (4,003,576)
      Other                                       (96,030)          52,500
                                             ------------     ------------
          Net cash provided by
            financing activities               51,835,382       32,294,565
                                             ------------     ------------

Net Increase in Cash and Cash Equivalents      42,079,316        1,682,832

Cash and Cash Equivalents at Beginning
  of Quarter                                   47,586,777       42,450,088
                                             ------------     ------------

Cash and Cash Equivalents at End
  of Quarter                                 $ 89,666,093     $ 44,132,920
                                             ============     ============






                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                          Quarter Ended
                                                            March 31,
                                                      1998             1997
                                                  ------------     ------------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition and stock issuance
      costs on behalf of the Company
      as follows:
        Acquisition costs                         $    207,564     $    220,259
        Stock issuance costs                           773,668          593,489
                                                  ------------     ------------

                                                  $    981,232     $    813,748
                                                  ============     ============



                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


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

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

         The Company accounts for its 85.47% interest in CNL/Corral South Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Company's consolidated joint venture. All significant intercompany balances and transactions have been eliminated.

         Certain items in the prior year's financial statements have been reclassified to conform with the 1998 presentation. These
         reclassifications   had  no  effect  on  stockholders'  equity  or  net
         earnings.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


2.       Basis of Presentation - Continued:

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires the reporting of net earnings and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net earnings. Currently, the Company's only component of comprehensive income is net earnings.

3.       Public Offerings:

         The Company completed its offering of up to 27,500,000 shares of common stock ($275,000,000) (the "1997 Offering"), which included 2,000,000 shares ($20,000,000) available only to stockholders who elected to participate in the Company's reinvestment plan, on March 2, 1998. Following the completion of the 1997 Offering, the Company commenced an offering of up to 34,500,000 shares of common stock ($345,000,000) (the "1998 Offering"). Of the 34,500,000 shares of common stock being offered, 2,000,000 ($20,000,000) are available only to stockholders who elect to participate in the Company's reinvestment plan. Net proceeds from the 1998 Offering will be invested in additional Properties and Mortgage Loans.

4.       Leases:

         The Company leases its land, buildings and equipment to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." For Property leases classified as direct financing leases, the building portions of the majority of the leases are accounted for as direct financing leases while the land portions of these leases are accounted for as operating leases. The Company's Secured Equipment
         Leases that are financed through leases are recorded as direct financing leases.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


5.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                        March 31,         December 31,
                                          1998                1997

                  Land                $112,747,202        $106,616,360
                  Buildings             96,874,529          95,518,149
                                      ------------        ------------
                                       209,621,731         202,134,509
                  Less accumulated
                    depreciation        (3,168,431)         (2,395,665)
                                      ------------        ------------
                                       206,453,300         199,738,844
                  Construction in
                    progress             7,918,228           5,599,342
                                      ------------        ------------

                                      $214,371,528        $205,338,186
                                      ============        ============

         Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the quarters ended March 31, 1998 and 1997, the Company recognized $756,198 and $275,492, respectively, of such rental income.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at March 31, 1998:

                  1998               $ 14,679,890
                  1999                 19,468,074
                  2000                 19,497,885
                  2001                 19,724,779
                  2002                 20,522,634
                  Thereafter          271,873,412
                                     ------------

                                     $365,766,674

         Since leases are renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents which may be received on the leases based on the percentage of the tenant's gross sales. These amounts do not include minimum lease payments that will become due when Properties under development are completed (See Note 10).

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


6.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at:

                                               March 31,        December 31,
                                                 1998               1997

                  Minimum lease payments
                    receivable               $102,219,286       $ 98,121,853
                  Estimated residual
                    values                      7,169,937          6,889,570
                  Interest receivable on
                    Secured Equipment
                    Leases                         68,946             67,614
                  Less unearned income        (59,175,725)       (57,465,442)
                                             ------------       ------------

                  Net investment in
                    direct financing
                    leases                   $ 50,282,444       $ 47,613,595
                                             ============       ============

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at March 31, 1998:

                  1998                                 $  5,433,997
                  1999                                    7,245,320
                  2000                                    7,297,374
                  2001                                    7,069,306
                  2002                                    6,972,175
                  Thereafter                             68,201,114
                                                       ------------

                                                       $102,219,286

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 5).

7.       Stock Issuance Costs:

         The Company has incurred certain expenses in connection with the public offerings of its shares of common stock, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. CNL Fund Advisors, Inc. (the "Advisor") has agreed to pay all organizational and offering

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


7.       Stock Issuance Costs - Continued:

         expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the current offering of shares of common stock of the Company.

         During the quarter ended March 31, 1998 and the year ended December 31, 1997, the Company incurred $6,693,531 and $22,422,045, respectively, in stock issuance costs, including $5,261,980 and $17,798,605, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 9). The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

8.       Distributions:

         For the quarters ended March 31, 1998 and 1997, approximately 87 and 75 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 13 and 25 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 1998 and 1997 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

9.       Related Party Transactions:

         During the quarters ended March 31, 1998 and March 31, 1997, the Company incurred $4,933,106 and $2,832,633, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. Substantial portions of these amounts, $4,616,072 and $2,576,708 were paid by CNL Securities Corp. as commissions to other broker-dealers, during the quarters ended March 31, 1998 and 1997, respectively.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be re-allowed to other broker-dealers. During the quarters ended March 31, 1998 and March

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


9.       Related Party Transactions - Continued:

         31, 1997, the Company incurred $328,874 and $188,842, respectively, of such fees, the majority of which was reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of these Properties and structuring the terms of the Mortgage Loans equal to 4.5% of the total amount raised from the sale of shares. During the quarters ended March 31, 1998 and March 31, 1997, the Company incurred $2,959,864 and $1,699,580, respectively, of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable and other assets.

         In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development or construction management fees payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the quarters ended March 31, 1998 and 1997, the Company incurred $60,869 of such fees relating to three Properties and $129,379 of such fees relating to two Properties, respectively.

         For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time Secured Equipment Lease servicing fee of two percent of the purchase price of the equipment that is the subject of a Secured Equipment Lease. During the quarters ended March 31, 1998 and 1997, the Company incurred $4,471 and $41,281, respectively, in Secured Equipment Lease servicing fees.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


9.       Related Party Transactions - Continued:

         deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the quarters ended March 31, 1998 and 1997, the Company incurred $365,675 and $127,458, respectively, of such fees, of which $3,015 and $16,942, respectively, was capitalized as part of the cost of the buildings for Properties under construction.

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering of shares), on a day-to-day basis. The expenses incurred for these services were classified as follows for the quarters ended March 31:

                                                     1998              1997
                                                  ---------         -------

                  Stock issuance costs            $ 718,948         $ 288,747
                  General operating and
                    administrative expenses         262,894           108,003
                                                  ---------         ---------

                                                  $ 981,842         $ 396,750
                                                  =========         =========

         For the quarter ended March 31, 1997, the Company acquired two Properties for approximately $1,773,300 from affiliates of the Company. The affiliates had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Company. The Properties were acquired at a cost no greater than the lesser of the cost of each Property to the affiliate, including its carrying costs, or the Property's appraised value. No Properties were acquired from affiliates during the quarter ended March 31, 1998.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


9.       Related Party Transactions - Continued:

         The due to related parties consisted of the following at:

                                                     March 31,      December 31,
                                                       1998             1997
                  Due to the Advisor:
                    Expenditures incurred
                      on behalf of the
                      Company and accounting
                      and administrative
                      services                      $  822,234     $  126,205
                    Acquisition fees                   589,452        386,972
                                                    ----------     ----------
                                                     1,411,686        513,177
                                                    ----------     ----------

                  Due to CNL Securities Corp:
                    Commissions                        595,809        940,520
                    Marketing support and due
                      diligence expense reim-
                      bursement fees                    40,245         63,097
                                                    ----------     ----------
                                                       636,054      1,003,617
                                                    ----------     ----------

                  Due to other affiliates                   -           7,500
                                                    ----------     ----------

                                                    $2,047,740     $1,524,294
                                                    ==========     ==========

10.      Commitments:

         The Company has entered into various development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $21,894,000, of which approximately $16,659,000 in land and other costs had been incurred as of March 31, 1998. The buildings currently under construction or renovation are expected to be operational by September 1998. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

         The Company entered into an agreement with an affiliate of the tenant to sell a property to be developed in Indian Head Park, Illinois. The anticipated sales price is approximately equal to the Company's cost attributable to the property.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                 AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


11.      Subsequent Events:

         During the period April 1, 1998 through May 1, 1998, the Company received subscription proceeds for an additional 2,911,837 shares ($29,118,371) of common stock.

         On April 1, 1998 and May 1, 1998, the Company declared distributions of $2,728,560 and $2,902,652, respectively, or $0.06354 per share of common stock, payable in June 1998 to stockholders of record on April 1, 1998 and May 1, 1998, respectively.

         During the period April 1, 1998 through May 1, 1998, the Company acquired six Properties (all of which are under construction) for cash at a total cost of approximately $5,192,000. In connection with the purchase of each of the six Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction are expected to be operational by October 1998.

         In April 1998, a tenant exercised its option under the terms of its lease agreements, to substitute two existing Properties with two replacement Properties which were approved by the Company. In conjunction therewith, the Company simultaneously exchanged the two Boston Market Properties in Grand Island, Nebraska and Franklin, Tennessee with two replacement Boston Market Properties in Warwick, Rhode Island and Glendale, Arizona, respectively. Under the simultaneous exchange agreement, each replacement Property in Warwick, Rhode Island and Glendale, Arizona will continue under the terms of the leases of the original properties. All closing costs were paid by the tenant. The Company accounted for these as non-monetary exchanges of similar productive assets and recorded the acquisitions of the replacement Properties in Warwick, Rhode Island and Glendale, Arizona at the net book value of the original Properties in Grand Island, Nebraska and Franklin, Tennessee, respectively. No gain or loss was recognized due to these being accounted for as non-monetary exchanges of similar assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, continued availability of proceeds from the Company's offerings of common stock, the ability of the Company to invest the proceeds of its offerings of common stock, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans, and the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans.

Introduction

         CNL American Properties Fund, Inc. (the "Company") is a Maryland corporation that was organized on May 2, 1994 to acquire properties, directly or indirectly through joint venture or co-tenancy arrangements (the "Properties"), to be leased on a long-term, "triple-net" basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. In addition, the Company provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

         As of March 31, 1998, the Company owned 255 Properties, including one Property through a joint venture arrangement and 17 Properties which were under construction or renovation.

Liquidity and Capital Resources

         In April 1995, the Company commenced a public offering for the sale of up to 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering"), the net proceeds of which were used to invest in Properties and Mortgage Loans. Of the 16,500,000 shares of common stock offered, 1,500,000 shares ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of its Initial Offering on February 6, 1997, the Company had received subscription proceeds of $150,591,765 (15,059,177 shares), including 59,177 shares ($591,765) issued pursuant to the Company's reinvestment plan.

         Following the completion of its Initial Offering, the Company commenced an offering of up to 27,500,000 shares of common stock ($275,000,000) (the "1997 Offering"), the net proceeds of which were used or will be used to invest in Properties and Mortgage Loans. Of the 27,500,000 shares of common stock offered, 2,500,000 ($25,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of its 1997 Offering on March 2, 1998, the Company had received subscription proceeds of $251,872,648 (25,187,265 shares), including 187,265 shares ($1,872,648) issued pursuant to the Company's reinvestment plan under the 1997 Offering.

         Following the completion of its 1997 Offering, the Company commenced an offering of up to 34,500,000 shares of common stock ($345,000,000) (the "1998 Offering"). Of the 34,500,000 shares of common stock being offered, 2,000,000 ($20,000,000) are available only to stockholders who elect to participate in the Company's reinvestment plan. As of March 31, 1998, the Company had received subscription proceeds of $22,575,634 (2,257,563 shares) from its 1998 Offering, including 81,266 shares ($812,663) issued pursuant to the reinvestment plan.

         As of March 31, 1998, the Company had received aggregate subscription proceeds of $427,504,460 (42,750,446 shares) from its Initial Offering, 1997 Offering and 1998 Offering, including 327,708 shares ($3,277,076) issued pursuant to the reinvestment plan. Net proceeds to the Company from its Initial Offering, 1997 Offering, and 1998 Offering, after deduction of selling commissions, marketing support, and due diligence expense reimbursement fees, and organizational and offering expenses, totalled $382,949,112 as of March 31, 1998.

         During the quarter ended March 31, 1998, approximately $19,900,000 of net offering proceeds were used to invest, or committed for investment, in 11 Properties (all of which were under construction or renovation as of March 31, 1998) and to pay acquisition fees to the Advisor totalling $2,959,864, as well as certain acquisition expenses.

         In connection with the 17 Properties under construction or renovation at March 31, 1998 (six of which were under construction at December 31, 1997), the Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $21,894,000, of which approximately $16,659,000 had been incurred as of March 31, 1998. The buildings under construction or renovation as of March 31, 1998, are expected to be operational by September 1998. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

         During the quarter ended March 31, 1998, the Company received advances totalling $239,986 under the line of credit to provide equipment financing. The balance of the line of credit was $2,699,029 as of March 31, 1998. The Company expects to obtain additional advances under the line of credit to fund future equipment financing requirements and from time to time may purchase Properties and fund Mortgage Loans.

         During the period April 1, 1998 through May 1, 1998, the Company received subscription proceeds for an additional 2,911,837 shares ($29,118,371) of common stock.

         In addition, during the period April 1, 1998 through May 1, 1998, the Company acquired six Properties (all of which are under construction) for cash at a total cost of approximately $5,192,000. In connection with the purchase of each of the six Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction are expected to be operational by October 1998.

         In April 1998, a tenant exercised its option under the terms of its lease agreements to substitute two existing Properties with two replacement Properties which were approved by the Company. In conjunction therewith, the Company simultaneously exchanged two Boston Market Properties in Grand Island, Nebraska and Franklin, Tennessee with two replacement Boston Market Properties in Warwick, Rhode Island and Glendale, Arizona, respectively. Under the simultaneous exchange agreement, each replacement Property in Warwick, Rhode Island and Glendale, Arizona will continue under the terms of the leases of the original properties. All closing costs were paid by the tenant. The Company accounted for these as non-monetary exchanges of similar productive assets and recorded the acquisitions of the replacement Properties in Warwick, Rhode Island and Glendale, Arizona at the net book value of the original Properties in Grand Island, Nebraska and Franklin, Tennessee, respectively. No gain or loss was recognized due to these being accounted for as non-monetary exchanges of similar assets.

         As of May 1, 1998, the Company had received aggregate subscription proceeds of $456,622,831 (45,662,283 shares) from the Initial Offering, the 1997 Offering and the 1998 Offering, including $3,277,076 (327,708 shares) through its reinvestment plan. As of May 1, 1998, the Company had invested or committed for investment approximately $295,438,000 of aggregate net offering proceeds in 261 Properties in providing mortgage financing through Mortgage Loans and in paying acquisition fees and certain acquisition expenses, leaving approximately $114,300,000 in aggregate net offering proceeds available for investment in Properties and Mortgage Loans.

         Additionally,   the  Company   currently  is   negotiating  to  acquire
additional Properties, but as of May 1, 1998 had not acquired any such Properties.

         The Company expects to use uninvested net offering proceeds, plus any net offering proceeds from the sale of additional shares, to purchase additional Properties, to fund construction and renovation costs relating to the Properties under construction and to make Mortgage Loans. The Company does not intend to use net offering proceeds to fund Secured Equipment Leases; however, from time to time the Company may use uninvested net offering proceeds to repay a portion of or all of the balance outstanding under the line of credit pending the investment of such offering proceeds in Properties or Mortgage Loans, in order to reduce the Company's interest cost during such period. The Company expects to fund the Secured Equipment Leases with proceeds from the line of credit. The number of Properties to be acquired and Mortgage Loans to be entered into will depend upon the amount of net offering proceeds available to the Company, although the Company is expected to have a total portfolio of 670 to 730 Properties if the maximum number of shares are sold in the 1998 Offering. The Company intends to limit equipment financing to ten percent of the aggregate gross offering proceeds from its offerings.

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

         At March 31, 1998, the Company had $91,674,397 invested in such short-term investments (including a certificate of deposit in the amount of $2,000,000) as compared to $49,595,001 (including a certificate of deposit in the amount of $2,000,000) at December 31, 1997. The increase in the amount invested in short-term investments is primarily attributable to the receipt of subscription proceeds during the quarter ended March 31, 1998. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make Mortgage Loans, to pay offering and acquisition costs, to pay distributions to stockholders, to temporarily reduce amounts outstanding under the line of credit pending the investment of net offering proceeds, to pay Company expenses, and, in management's discretion, to create cash reserves.

         During the quarters ended March 31, 1998 and 1997, affiliates of the Company incurred on behalf of the Company $773,668 and $593,489, respectively, for certain offering expenses, $207,564 and $220,259, respectively, for certain acquisition expenses, and $159,137 and $170,039, respectively, for certain operating expenses. As of March 31, 1998, the Company owed the Advisor and its affiliates $2,047,740 for such amounts, unpaid fees and administrative expenses (including accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations). As of May 1, 1998, the Company had reimbursed all such amounts. The Advisor has agreed to pay or reimburse to the Company all offering expenses in excess of three percent of the gross proceeds from the Company's 1998 Offering. As of March 31, 1998, the offering expenses had not exceeded this amount.

         During the quarters ended March 31, 1998 and 1997, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $8,259,316 and $2,717,456, respectively. Based on current and anticipated future cash from operations, the Company declared and paid distributions to its stockholders of $7,280,777 and $2,693,357 during the quarters ended March 31, 1998 and 1997, respectively. In addition, on April 1, 1998 and May 1, 1998, the Company declared distributions to its stockholders totalling $2,728,560 and $2,902,652, respectively, payable in June 1998. For the quarters ended March 31, 1998 and 1997, approximately 87 and 75 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 13 and 25 percent, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of May 1, 1998, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

Results of Operations

         As of March 31, 1998, the Company and its consolidated joint venture, CNL/Corral South Joint Venture (hereinafter, collectively referred to as the "Company"), had purchased and entered into long-term, triple-net leases for 255 Properties.

         The Property leases provide for minimum base annual rental payments ranging from approximately $58,900 to $467,500, which are payable in monthly installments. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase. In connection therewith, the Company earned $6,678,698 in rental income from operating leases and earned income from direct financing leases from 255 Properties and 27 Secured Equipment Leases during the quarter ended March 31, 1998 and $2,089,785 from 105 Properties and 11 Secured Equipment Leases during the quarter ended March 31, 1997. Because the Company has not yet acquired all of its Properties and certain Properties were under construction as of March 31, 1998, revenues for the quarter ended March 31, 1998, represent only a portion of revenues which the Company is expected to earn in future periods.

         During the quarters ended March 31, 1998 and 1997, the Company also earned $1,216,029 and $474,416, respectively, in interest income from promissory notes relating to Secured Equipment Leases entered into in October 1997, from investments in money market accounts or other short-term, highly liquid investments and other income. Interest income is expected to increase as the Company invests subscription proceeds received in the future relating to the 1998 Offering in short-term highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

         Operating expenses, including depreciation and amortization expense, were $1,800,007 and $679,823 for the quarters ended March 31, 1998 and 1997, respectively. Total operating expenses increased primarily as a result of the Company owning additional Properties during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties, invests in additional Mortgage Loans and the Properties under construction and renovation become operational. However, asset management fees, and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires the reporting of net earnings and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net earnings. Currently, the Company's only component of comprehensive income is net earnings.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) The Company filed one report on Form 8-K, reporting the acquisition of Properties, on January 16, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1998.


                     CNL AMERICAN PROPERTIES FUND, INC.


                     By:      /s/ James M. Seneff, Jr.
                              -------------------------------
                              JAMES M. SENEFF, JR.
                              Chairman of the Board and

                              Chief Executive Officer
                              (Principal Executive Officer)


                     By:      /s/Steven D. Shackelford
                              ------------------------------
                              STEVEN D. SHACKELFORD
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)