Form 10-Q
period 1998-06-30
CNL AMERICAN PROPERTIES FUND INC
filed 1998-08-13
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            -------------------------

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

55,349,017 shares of common stock, $.01 par value, outstanding as of August 10, 1998.

                                    CONTENTS






Part I                                                             Page

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets                 1

             Condensed Consolidated Statements of
               Earnings                                            2

             Condensed Consolidated Statements of
               Stockholders' Equity                                3

             Condensed Consolidated Statements of
               Cash Flows                                          4-5

             Notes to Condensed Consolidated
               Financial Statements                                6-18

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                 19-27


Part II

  Other Information                                                28-29

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                June 30,       December 31,
               ASSETS                             1998             1997
                                              ------------     --------

Land and buildings on operating leases,
  less accumulated depreciation               $236,704,020     $205,338,186
Net investment in direct financing leases      114,426,551       47,613,595
Investment in joint venture                        112,847               -
Cash and cash equivalents                       76,369,080       47,586,777
Certificates of deposit                          2,008,304        2,008,224
Receivables, less allowance for doubtful
  accounts of $200,361 and $99,964,
  respectively                                     390,005          635,796
Mortgage notes receivable                       17,451,841       17,622,010
Equipment notes receivable                      14,863,570       13,548,044
Accrued rental income                            2,835,802        1,772,261
Other assets                                     4,957,390        2,952,869
                                              ------------     ------------

                                              $470,119,410     $339,077,762
                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                $  5,438,446     $  2,459,043
Accrued construction costs payable               4,471,616       10,978,211
Accounts payable and accrued expenses              158,872        1,060,497
Due to related parties                           1,395,080        1,524,294
Rents paid in advance                              822,999          517,428
Deferred rental income                             980,974          557,576
Other payables                                      49,848           56,878
                                              ------------     ------------
      Total liabilities                         13,317,835       17,153,927
                                              ------------     ------------

Minority interest                                  283,229          285,734
                                              ------------     ------------

Commitments (Note 12)

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares                                              -                -
  Excess shares, $0.01 par value per share.
    Authorized and unissued 78,000,000
    shares                                              -                -
  Common stock, $0.01 par value per share.
    Authorized 125,000,000 shares, issued
    and outstanding 51,450,010 and
    36,192,971, respectively                       514,500          361,930
  Capital in excess of par value               460,230,969      323,525,961
  Accumulated distributions in excess of
    net earnings                                (4,227,123)      (2,249,790)
                                              ------------     ------------
      Total stockholders' equity               456,518,346      321,638,101
                                              ------------     ------------

                                              $470,119,410     $339,077,762
                                              ============     ============







                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                          Quarter Ended                         Six Months Ended
                                                           June 30,                                June 30,
                                                 1998              1997                1998                1997
                                              ----------        ----------         -----------         --------
Revenues:
  Rental income from
    operating leases                          $5,696,205        $2,363,731         $11,012,231         $ 4,006,805
  Earned income from
    direct financing
    leases                                     1,432,718           511,781           2,795,390             958,492
  Interest income from
    mortgage notes
    receivable                                   430,972           439,835             864,049             815,192
  Other interest and
    income                                     1,741,379           460,329           2,957,408             934,745
                                              ----------        ----------         -----------         -----------
                                               9,301,274         3,775,676          17,629,078           6,715,234
                                              ----------        ----------         -----------         -----------

Expenses:
  General operating and
    administrative                               472,339           225,755             971,727             481,211
  Professional services                           12,169             6,216              65,108              44,679
  Asset and mortgage
    management fees to
    related party                                367,201           148,740             729,860             259,256
  State and other taxes                           77,180            72,513             182,703             107,863
  Depreciation and
    amortization                                 869,329           339,366           1,648,827             579,404
                                              ----------        ----------         -----------         -----------
                                               1,798,218           792,590           3,598,225           1,472,413
                                              ----------        ----------         -----------         -----------

Earnings Before Minority
  Interest in Income of
  Consolidated Joint
  Venture                                      7,503,056         2,983,086          14,030,853           5,242,821

Minority Interest in
  Income of Consolidated
  Joint Venture                                   (7,612)           (7,833)            (15,380)            (15,726)
                                              ----------        ----------         -----------         -----------

Net Earnings                                  $7,495,444        $2,975,253         $14,015,473         $ 5,227,095
                                              ==========        ==========         ===========         ===========

Earnings Per Share of
  Common Stock (Basic
  and Diluted)                                $     0.16        $     0.15         $      0.32         $      0.29
                                              ==========        ==========         ===========         ===========

Weighted Average Number
  of Shares of Common
  Stock Outstanding                           47,048,769        19,997,391          43,166,433          17,826,025
                                              ==========        ==========         ===========         ===========




                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Six Months Ended June 30, 1998 and
                          Year Ended December 31, 1997


                                                                                   Accumulated
                                                                                  distributions
                                        Common stock           Capital in           in excess
                                    Number         Par          excess of             of net
                                  of shares       value         par value            earnings            Total
Balance at
  December 31, 1996               13,944,715     $139,447     $123,687,929        $   (959,949)      $122,867,427

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                            22,248,256      222,483      222,260,077                  -         222,482,560

Stock issuance
  costs                                   -            -       (22,422,045)                 -         (22,422,045)

Net earnings                              -            -                -           15,564,456         15,564,456

Distributions
  declared and
  paid ($0.74
  per share)                              -            -                -          (16,854,297)       (16,854,297)
                                  ----------     --------     ------------        ------------       ------------

Balance at
  December 31, 1997               36,192,971      361,930      323,525,961          (2,249,790)       321,638,101

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                            15,257,039      152,570      152,417,821                  -         152,570,391

Stock issuance
  costs                                   -            -       (15,712,813)                 -         (15,712,813)

Net earnings                              -            -                -           14,015,473         14,015,473

Distributions
  declared and
  paid ($0.38
  per share)                              -            -                -          (15,992,806)       (15,992,806)
                                  ----------     --------     ------------        ------------       ------------

Balance at
  June 30, 1998                   51,450,010     $514,500     $460,230,969        $ (4,227,123)      $456,518,346
                                  ==========     ========     ============        ============       ============











                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                           June 30,
                                                     1998             1997
                                                 ------------     --------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                 $ 16,600,953     $  6,314,003
                                                 ------------     ------------

    Cash Flows From Investing Activities:
      Additions to land and buildings
        on operating leases                       (36,742,586)     (75,111,847)
      Increase in net investment in
        direct financing leases                   (71,360,700)     (14,391,675)
      Proceeds from sale of buildings and
        equipment under direct financing
        leases                                      1,233,679        6,216,357
      Investment in mortgage notes
        receivable                                         -        (4,401,982)
      Collection on mortgage notes
        receivable                                    147,051          117,192
      Investment in equipment notes
        receivable                                 (2,903,600)              -
      Collection on equipment notes
        receivable                                    666,633               -
      Investment in joint venture                    (112,847)              -
      Increase in other assets                     (1,845,005)              -
                                                 ------------     -----------
          Net cash used in investing
            activities                           (110,917,375)     (87,571,955)
                                                 ------------     ------------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition and
        stock issuance costs paid by
        related parties on behalf of
        the Company                                (2,570,126)      (1,524,434)
      Proceeds from borrowing on line
        of credit                                   2,979,403        2,888,163
      Payment on line of credit                            -        (1,653,321)
      Subscriptions received from
        stockholders                              152,570,391       84,646,030
      Distributions to minority interest              (16,956)         (17,035)
      Distributions to stockholders               (15,992,806)      (6,282,470)
      Payment of stock issuance costs             (13,840,339)      (8,145,622)
      Other                                           (30,842)          (6,101)
                                                 ------------     ------------
          Net cash provided by
            financing activities                  123,098,725       69,905,210
                                                 ------------     ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                      28,782,303      (11,352,742)

Cash and Cash Equivalents at Beginning
  of Period                                        47,586,777       42,450,088
                                                 ------------     ------------

Cash and Cash Equivalents at End
  of Period                                      $ 76,369,080     $ 31,097,346
                                                 ============     ============


                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                     Six Months Ended
                                                          June 30,
                                                 1998                  1997
                                             ------------          --------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition and stock issuance
      costs on behalf of the Company
      as follows:
        Acquisition costs                    $    536,646          $    329,237
        Stock issuance costs                    2,190,143             1,361,009
                                             ------------          ------------

                                             $  2,726,789          $  1,690,246
                                             ============          ============

    Land and buildings under operating
      leases exchanged for land and
      buildings under operating leases       $  2,754,419          $         -
                                             ============          ===========



                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Organization and Nature of Business:

         CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partners, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp. and CNL APF Partners, LP. The Company was formed primarily for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. The Company also provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


2.       Basis of Presentation - Continued:

         The Company accounts for its 85.47% interest in CNL/Corral South Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Company's consolidated joint venture. All significant intercompany balances and transactions have been eliminated. The Company accounts for its 13.11% interest in CNL/Lee Vista Joint Venture using the equity method because it shares control with the other joint venture partner.

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

         In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB")reached a consensus in EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate
         Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring operating Property should be expensed as incurred. Due to the fact that the Company does not have an internal acquisitions function and instead, contracts these services from an external advisor, the effectiveness of EITF 97-11 had no material effect on the Company's financial position or results of operations.

         In May 1998, the Emerging Issues Task Force of the FASB reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Management of the Company does not expect that the consensus will have a material effect on the Company's financial position or results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000) for the Company). FAS 133 requires that all derivative instruments be

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


2.       Basis of Presentation - Continued:

         recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

3.       Public Offerings:

         The Company completed its offering of up to 27,500,000 shares of common stock ($275,000,000) (the "1997 Offering"), which included 2,500,000 shares ($25,000,000) available only to stockholders who elected to participate in the Company's reinvestment plan, on March 2, 1998. Following the completion of the 1997 Offering, the Company commenced an offering of up to 34,500,000 shares of common stock ($345,000,000) (the "1998 Offering"). Of the 34,500,000 shares of common stock being offered, 2,000,000 ($20,000,000) are available only to stockholders who elect to participate in the Company's reinvestment plan. Net proceeds from the 1998 Offering will be invested in additional Properties and Mortgage Loans.

4.       Leases:

         The Company leases its land, buildings and equipment to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." For Property leases classified as direct financing leases, the building portions of the majority of the leases are accounted for as direct financing leases while the land portions of the majority of these leases are accounted for as operating leases. The Company's Secured Equipment Leases that are financed through leases are recorded as direct financing leases.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


5.       Land and Buildings on Operating Leases:

         In April 1998, a tenant exercised its option under the terms of three lease agreements to exchange three existing Properties for three replacement Properties which were approved by the Company. In connection therewith, the Company exchanged three Boston Market Properties with three replacement Boston Market Properties. Under the exchange agreements for each Property, each replacement Property will continue under the terms of the leases of the original Properties. All closing costs were paid by the tenant. The Company accounted for these transactions as nonmonetary exchanges of similar productive assets and recorded the acquisitions of the replacement Properties at the net book value of the original Properties. No gain or loss was recognized due to these transactions being accounted for as nonmonetary exchanges of similar assets.

         In May 1998, the Company sold two Properties to third parties. The Company received net sales proceeds of approximately $1,233,700 which approximated the carrying value of the Properties at the time of sale. As a result, no gain or loss was recognized for financial reporting purposes.

         Land and buildings on operating leases consisted of the following at:

                                          June 30,              December 31,
                                            1998                    1997

                  Land                  $123,029,085            $106,616,360
                  Buildings              110,119,194              95,518,149
                                        ------------            ------------
                                         233,148,279             202,134,509
                  Less accumulated
                    depreciation          (4,013,726)             (2,395,665)
                                        ------------            ------------
                                         229,134,553             199,738,844
                  Construction in
                    progress               7,569,467               5,599,342
                                        ------------            ------------

                                        $236,704,020            $205,338,186
                                        ============            ============

         Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the six months ended June 30, 1998 and 1997, the Company recognized $1,303,987 and $616,027, respectively, of such rental income, $547,789 and $340,535 of which was earned during the quarters ended June 30, 1998 and 1997, respectively.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


5.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at June 30, 1998:

                  1998                             $ 10,758,915
                  1999                               21,604,111
                  2000                               21,635,017
                  2001                               21,857,055
                  2002                               22,662,800
                  Thereafter                        308,075,082
                                                   ------------

                                                   $406,592,980

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

6.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at:

                                                 June 30,       December 31,
                                                   1998             1997

                  Minimum lease payments
                    receivable                 $244,507,445     $ 98,121,853
                  Estimated residual
                    values                       44,073,688        6,889,570
                  Secured Equipment Lease
                    interest receivable              73,092           67,614
                  Less unearned income         (174,227,674)     (57,465,442)
                                               ------------     ------------

                  Net investment in
                    direct financing
                    leases                     $114,426,551     $ 47,613,595
                                               ============     ============

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


6.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at June 30, 1998:

                  1998                          $ 6,684,243
                  1999                           13,442,657
                  2000                           13,591,188
                  2001                           13,363,121
                  2002                           13,265,990
                  Thereafter                    184,160,246
                                               ------------

                                               $244,507,445

         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Note 5).

7.       Equipment Notes Receivable:

         On June 30, 1998, the Company entered into a promissory note with a borrower for equipment financing for $2,200,000, which is collateralized by restaurant equipment. The promissory note bears interest at a rate of ten percent per annum and will be collected in consecutive monthly installments of principal and interest of $36,523 beginning July 1, 1998, with a balloon payment due September 15, 1998 for the remaining unpaid balance.

         Equipment notes receivable consisted of the following at June 30:

                                                    1998               1997
                                                -----------        --------

                  Outstanding principal         $14,758,367        $13,225,000
                  Accrued interest income           105,203            323,044
                                                -----------        -----------

                                                $14,863,570        $13,548,044
                                                ===========        ===========

         Management believes that the estimated fair value of equipment notes receivable at June 30, 1998 and December 31, 1997 approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


8.       Investment in Joint Venture:

         In June 1998, the Company entered into a joint venture arrangement, CNL/Lee Vista Joint Venture, with a third party to construct and hold one restaurant property. As of June 30, 1998, the Company had contributed $112,847 to pay for construction relating to the Property owned by the joint venture. The Company has agreed to contribute approximately $1,303,900 in additional construction costs to the joint venture. When construction is completed, the Company expects to have an approximate 68 percent interest in the profits and losses of the joint venture. The Company accounts for its investment in this joint venture under the equity method because it shares control with the other joint venture partner.

         The following presents the condensed financial information for the joint venture at:

                                                 June 30,    December 31,
                                                   1998          1997
                  Land on operating leases
                    and construction in
                    progress                     $928,515     $     -
                  Cash                              1,145           -
                  Receivables                      10,441           -
                  Liabilities                     133,341           -
                  Partners' capital               806,760           -

         The Company did not recognize any income from this joint venture because the Property owned by the joint venture was not operational as of June 30, 1998.

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


9.       Stock Issuance Costs - Continued:

         During the six months ended June 30, 1998 and the year ended December 31, 1997, the Company incurred $15,712,813 and $22,422,045, respectively, in stock issuance costs, including $12,205,631 and $17,798,605, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 11). The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

10.      Distributions:

         For the six months ended June 30, 1998 and 1997, approximately 86 and 92 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 14 and eight percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 1998 and 1997 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

11.      Related Party Transactions:

         During  the six  months  ended  June 30,  1998 and  1997,  the  Company incurred $11,442,779 and $6,344,702, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of these amounts ($10,689,329 and $5,848,410) were paid by CNL Securities Corp. as commissions to other broker-dealers, during the six months ended June 30, 1998 and 1997, respectively.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be re-allowed to other broker-dealers. During the six months ended June 30, 1998 and 1997, the Company incurred $762,852 and $422,980, respectively, of such fees, the majority of which was reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


11.      Related Party Transactions - Continued:

         The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of these Properties and structuring the terms of the Mortgage Loans equal to 4.5% of the total amount raised from the sale of shares. During the six months ended June 30, 1998 and 1997, the Company incurred $6,865,668 and $3,806,821, respectively, of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable, investment in joint venture and other assets.

         In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development or construction management fees payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the six months ended June 30, 1998 and 1997, the Company incurred $68,759 and $178,879, respectively, of such fees relating to three Properties.

         For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time Secured Equipment Lease servicing fee of two percent of the purchase price of the equipment that is the subject of a Secured Equipment Lease. During the six months ended June 30, 1998 and 1997, the Company incurred $36,899 and $54,598, respectively, in Secured Equipment Lease servicing fees.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the six months ended June 30, 1998 and 1997, the Company incurred $756,791 and $300,656, respectively, of such fees, of which $26,931 and $41,400, respectively, was capitalized as part of the cost of the buildings for Properties under construction.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


11.      Related Party Transactions - Continued:

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering of shares), on a day-to-day basis. The expenses incurred for these services were classified as follows for the six months ended June 30:

                                                   1998            1997
                                                ----------      ----------

                  Stock issuance costs          $1,378,104      $  757,096
                  General operating and
                    administrative expenses        488,710         269,208
                                                ----------      ----------

                                                $1,866,814       1,026,304
                                                ==========      ==========

         For the six months ended June 30, 1998 and 1997, the Company acquired one and two Properties, respectively, for approximately $2,248,600 and $1,773,300, respectively, from affiliates of the Company. The affiliates had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Company. The Properties were acquired at a cost no greater than the lesser of the cost of each Property to the affiliate, including its carrying costs, or the Property's appraised value.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


11.      Related Party Transactions - Continued:

         The due to related parties consisted of the following at:

                                                     June 30,       December 31,
                                                       1998             1997
                  Due to the Advisor:
                    Expenditures incurred
                      on behalf of the
                      Company and accounting
                      and administrative
                      services                      $  380,642     $  126,205
                    Acquisition fees                   367,520        386,972
                                                    ----------     ----------
                                                       748,162        513,177
                                                    ----------     ----------

                  Due to CNL Securities Corp:
                    Commissions                        606,082        940,520
                    Marketing support and due
                      diligence expense reim-
                      bursement fees                    40,836         63,097
                                                    ----------     ----------
                                                       646,918      1,003,617
                                                    ----------     ----------

                  Due to other affiliates                   -           7,500
                                                    ----------     ----------

                                                    $1,395,080     $1,524,294
                                                    ==========     ==========

12.      Commitments:

         The Company has entered into various development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay is approximately $20,478,500, of which approximately $15,340,200 in land and other costs had been incurred as of June 30, 1998. The buildings currently under construction or renovation are expected to be operational by December 1998. In connection with the purchase of each Property, the Company, as lessor, has entered into a long-term lease agreement.

         The Company entered into an agreement with a tenant to sell the Property to be developed in Arvada, Colorado. The anticipated sales price is approximately equal to the Company's cost attributable to the Property.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


13.      Subsequent Events:

         During the period July 1, 1998 through August 3, 1998, the Company received subscription proceeds for an additional 3,228,977 shares ($32,289,773) of common stock.

         On July 1, 1998 and August 1, 1998, the Company declared distributions of $3,283,093 and $3,466,888, respectively, or $0.06354 per share of common stock, payable in September 1998 to stockholders of record on July 1, 1998 and August 1, 1998, respectively.

         During the period July 1, 1998 through August 3, 1998, the Company acquired nine Properties (five of which are under construction) for cash at a total cost of approximately $8,578,900. In connection with the purchase of each of the nine Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction or renovation are expected to be operational or renovated by April 1999.

         The Company formed a special committee (the "Special Committee") consisting of the independent directors for the purpose of evaluating strategic alternatives designed to maximize stockholder value. The Special Committee retained the investment banking firms of Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Smith Barney, Inc. (the "Advising Firms") to advise the Special Committee regarding its strategic alternatives. On July 17, 1998, the Advising Firms presented their findings and supporting financial information to the Special Committee. Based on the reports of the Advising Firms and its own analyses, on July 20, 1998, the Special Committee unanimously agreed to present the recommendations described below to the full Board of Directors. The full Board of Directors unanimously adopted the recommendations of the Special Committee at a meeting held on July 24, 1998.

         In summary, the Special Committee concluded that the best means to maximize stockholder value would be for the Company to (i) significantly increase the size of the Company by acquiring from affiliates of the Company's Advisor portfolios of Properties similar to those currently held by the Company; (ii) become internally advised;
         (iii) acquire internal real estate development capability by acquiring the Advisor; (iv) expand its mortgage lending capabilities by acquiring an affiliate of the Advisor, thus allowing the Company to offer a full range of financing options to restaurant operators; and (v) list its common stock on a national stock exchange, assuming market conditions are favorable.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                CONTINUED Quarters and Six Months Ended June 30,
                                  1998 and 1997


13.      Subsequent Events - Continued:

         The Special Committee recommended that the Company seek to list its common stock either concurrently with the acquisitions described below or as shortly thereafter as market conditions are deemed to be favorable for such listing. The Special Committee further recommended that the Company evaluate a public offering of its common stock concurrently with the listing of its shares.

         The acquisitions of portfolios of restaurant properties and certain related restaurant businesses owned by 18 CNL Income Funds and eight CNL Income & Growth Funds (collectively, the "CNL Funds") and the acquisitions of CNL restaurant related entities are subject to the Company negotiating acceptable purchase prices and other acquisition terms with each of the sellers and to obtain approval of the acquisitions by the limited partners of the CNL Funds and the shareholders of the other CNL restaurant related entities. Accordingly, the acquisition of such entities is not assured.

         In addition, in order to effect the acquisitions, the Company will need to increase its authorized common stock, which requires the approval of the Company's stockholders. It is expected that the request for a vote on such increase will be presented to the stockholders in early 1999. In connection with such vote, complete information on the proposed transaction will be delivered to the Company's stockholders. Prior to seeking that vote, the Company will obtain and furnish to the stockholders an opinion of a third party that the consideration proposed to be paid by the Company for the acquisitions is fair to the Company from a financial point of view.

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

Introduction

         CNL American Properties Fund, Inc. is a Maryland corporation that was organized on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partners, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp., CNL APF Partners, LP and CNL/Corral South Joint Venture. The Company was formed to acquire properties, directly or indirectly through joint venture or co-tenancy arrangements (the "Properties"), to be leased on a long-term, "triple-net" basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. In addition, the Company provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

         As of June 30, 1998, the Company owned 310 Properties, including two Properties through two joint venture arrangements and 16 Properties which were under construction or renovation.

         Upon completion of its first offering (the "Initial Offering") on February 6, 1997, the Company had received subscription proceeds of $150,591,765 (15,059,177 shares), including 59,177 shares ($591,765) issued pursuant to the Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering (the "1997 Offering") of up to 27,500,000 shares and upon completion of such offering on March 2, 1998, had received subscription proceeds of $251,872,648 (25,187,265 shares), including 187,265 shares ($1,872,648) issued pursuant to the reinvestment plan. Net offering proceeds received by the Company from the prior offerings, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and offering expenses, totalled approximately $361,100,000. Following the completion of the 1997 Offering, the Company commenced an offering of up to 34,500,000 shares (the "1998 Offering"). As of June 30, 1998, the Company had received subscription proceeds of $111,835,687 (11,183,568 shares), including 182,351 shares
($1,823,518) issued pursuant to the reinvestment plan in connection with the 1998 Offering.

         As of June 30, 1998, the Company had received aggregate subscription proceeds of $514,300,100 (51,430,010 shares) from its Initial Offering, 1997 Offering and 1998 Offering (collectively, the "Offerings"), including 428,793 shares ($4,287,931) issued pursuant to the reinvestment plan. As of June 30, 1998, net offering proceeds to the Company from its Offerings, after deduction of selling commissions, marketing support, and due diligence expense reimbursement fees, and organizational and offering expenses, totalled $460,525,469. As of June 30, 1998, the Company had invested or committed for investment approximately $376,061,000 of aggregate net offering proceeds from its Offerings in 310 Properties (16 of which were under construction or renovation as of June 30, 1998) in providing mortgage financing through Mortgage Loans, in paying acquisition fees to the Advisor totalling $23,143,505, as well as certain acquisition expenses, leaving approximately $84,464,000 in aggregate net offering proceeds available for investment in Properties and Mortgage Loans.

         In connection with the 16 Properties under construction or renovation at June 30, 1998 (six of which were under construction at December 31, 1997), the Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $20,478,500, of which approximately $15,340,200 had been incurred as of June 30, 1998. The buildings under construction or renovation as of June 30, 1998, are expected to be operational by December 1998. In connection with the purchase of each Property, the Company, as lessor, has entered into a long-term lease agreement.

         In June 1998, the Company entered into a joint venture arrangement, CNL/Lee Vista Joint Venture, with a third party to construct and hold one restaurant property. As of June 30, 1998, the Company had contributed $112,847 to pay for construction relating to the Property owned by the joint venture. The Company has agreed to contribute approximately $1,303,900 in additional construction costs to the joint venture. When construction is completed, the Company expects to have an approximate 68 percent interest in the profits and losses of the joint venture.

         The Company entered into an agreement with a tenant to sell the Property to be developed in Arvada, Colorado. The anticipated sales price is approximately equal to the Company's cost attributable to the Property.

         During the six months ended June 30, 1998, the Company received advances totalling $2,979,403 under the line of credit to provide equipment financing. The balance of the line of credit was $5,438,446 as of June 30, 1998. The Company expects to obtain additional advances under the line of credit to fund future equipment financing requirements and from time to time may purchase Properties and fund Mortgage Loans.

         On June 30, 1998, the Company entered into a promissory note with a borrower for equipment financing for $2,200,000, which is collateralized by restaurant equipment. The promissory note bears interest at a rate of ten percent per annum and will be collected in consecutive monthly installments of principal and interest of $36,523 beginning July 1, 1998, with a balloon payment due September 15, 1998 for the remaining unpaid balance.

         During the six months ended June 30, 1998, a tenant exercised its option under the terms of its lease agreements to exchange three existing Properties for three replacement Properties which were approved by the Company. In conjunction therewith, the Company exchanged three Boston Market Properties with three replacement Boston Market Properties. Under the exchange agreements for each Property, each replacement Property will continue under the terms of the leases of the original Properties. All closing costs were paid by the tenant. The Company accounted for these transactions as nonmonetary exchanges of similar productive assets and recorded the acquisitions of the replacement Properties at the net book value of the original Properties. No gain or loss was recognized due to these transactions being accounted for as nonmonetary exchanges of similar assets.

         In addition, in May 1998, the Company sold two Properties to third parties. The Company received net sales proceeds of approximately $1,233,700 which approximated the carrying value of the Properties at the time of sale. As a result, no gain or loss was recognized for financial reporting purposes.

         During the period July 1, 1998 through August 3, 1998, the Company received subscription proceeds for an additional 3,228,977 shares ($32,289,773) of common stock.

         In addition, during the period July 1, 1998 through August 3, 1998, the Company acquired nine Properties (all of which are under construction) for cash at a total cost of approximately $8,578,900. In connection with the purchase of each of the nine Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction or renovation are expected to be operational or renovated by April 1999.

         As of August 3, 1998, the Company had received aggregate subscription proceeds of $546,989,873 (54,698,987 shares) from the Offerings, including $4,287,931 (428,793 shares) through its reinvestment plan. As of August 3, 1998, the Company had invested or committed for investment approximately $385,420,600 of aggregate net offering proceeds in 319 Properties in providing mortgage financing through Mortgage Loans and in paying acquisition fees and certain acquisition expenses, leaving approximately $104,368,000 in aggregate net offering proceeds available for investment in Properties and Mortgage Loans.

         Additionally,   the  Company   currently  is   negotiating  to  acquire
additional Properties, but as of August 3, 1998 had not acquired any such Properties.

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

         At June 30, 1998 and December 31, 1997, the Company had $78,377,384 and $49,595,001, respectively, invested in such short-term investments (including a certificate of deposit in the amount of $2,008,304 and $2,008,224, respectively). The increase in the amount invested in short-term investments is primarily attributable to the receipt of subscription proceeds during the six months ended June 30, 1998. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make Mortgage Loans, to pay offering and acquisition costs, to pay distributions to stockholders, to temporarily reduce amounts outstanding under the line of credit pending the investment of net offering proceeds, to pay Company expenses, and, in management's discretion, to create cash reserves.

         During the six months ended June 30, 1998 and 1997, the Advisor and its affiliates of the Company incurred on behalf of the Company $2,190,143 and $1,361,009, respectively, for certain offering expenses, $536,646 and $329,237, respectively, for certain acquisition expenses, and $380,705 and $236,639, respectively, for certain operating expenses. As of June 30, 1998 and 1997, the Company owed the Advisor and its affiliates $1,395,030 and $1,516,794, respectively, for such amounts, unpaid fees and administrative expenses (including accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations). As of August 1, 1998, the Company had reimbursed all such amounts. The Advisor has agreed to pay or reimburse to the Company all offering expenses in excess of three percent of the gross proceeds from the Company's 1998 Offering. As of June 30, 1998, the offering expenses had not exceeded this amount.

         During the six months ended June 30, 1998 and 1997, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $16,592,789 and $6,314,003, respectively. Based on cash from operations, the Company declared and paid distributions to its stockholders of $15,992,240 and $6,282,470 during the six months ended June 30, 1998 and 1997, respectively. In addition, on July 1, 1998 and August 1, 1998, the Company declared distributions to its stockholders totalling $3,283,093 and $3,466,888, respectively, payable in September 1998. For the six months ended June 30, 1998 and 1997, approximately 86 and 92 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 14 and eight percent, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of August 1, 1998, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

         The Company formed a special committee (the "Special Committee") consisting of the Independent Directors for the purpose of evaluating strategic alternatives designed to maximize stockholder value. The Special Committee retained the investment banking firms of Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Smith Barney, Inc. (the "Advising Firms") to advise the Special Committee regarding its strategic alternatives. On July 17, 1998, the Advising Firms presented their findings and supporting financial information to the Special Committee. Based on the reports of the Advising Firms and its own analyses, on July 20, 1998, the Special Committee unanimously agreed to present the recommendations described below to the full Board of Directors. The full Board of Directors unanimously adopted the recommendations of the Special Committee at a meeting held on July 24, 1998.

         In summary, the Special Committee concluded that the best means to maximize stockholder value would be for the Company to (i) significantly increase the size of the Company by acquiring from affiliates of the Company's Advisor portfolios of properties similar to those currently held by the Company;
(ii) become internally advised; (iii) acquire internal real estate development capability by acquiring the Advisor; (iv) expand its mortgage lending capabilities by acquiring an affiliate of the Advisor, thus allowing the Company to offer a full range of financing options to restaurant operators; and (v) list its common stock on a national stock exchange, assuming market conditions are favorable.

         The Special Committee recommended that the Company seek to list its common stock either concurrently with the acquisitions described below or as shortly thereafter as market conditions are deemed to be favorable for such listing. The Special Committee further recommended that the Company evaluate a public offering of its common stock concurrently with the listing of its shares.

         The acquisitions of portfolios of restaurant properties and certain related restaurant businesses owned by 18 CNL Income Funds and eight CNL Income & Growth Funds (collectively, the "CNL Funds") and the acquisitions of CNL restaurant related entities are subject to the Company negotiating acceptable purchase prices and other acquisition terms with each of the sellers and to obtain approval of the acquisitions by the limited partners of the CNL Funds and the shareholders of other CNL restaurant related entities. Accordingly, the acquisition of such entities is not assured.

         In addition, in order to effect the acquisitions, the Company will need to increase its authorized common stock, which requires the approval of the Company's stockholders. It is expected that the request for a vote on such increase will be presented to the stockholders in early 1999. In connection with such vote, complete information on the proposed transaction will be delivered to the Company's stockholders. Prior to seeking that vote, the Company will obtain and furnish to the stockholders an opinion of a third party that the consideration proposed to be paid by the Company for the acquisitions is fair to the Company from a financial point of view.

Results of Operations

         As of June 30, 1998, the Company had purchased and entered into long-term, triple-net leases for 310 Properties.

         The Property leases provide for minimum base annual rental payments ranging from approximately $61,900 to $467,500, which are payable in monthly installments. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase. In connection therewith, the Company earned $13,816,443 in rental income from operating leases and earned income from direct financing leases from 310 Properties and 28 Secured Equipment Leases during the six months ended June 30, 1998, and $4,965,297 from 143 Properties and 12 Secured Equipment Leases during the six months ended June 30, 1997 ($7,137,745 and $2,875,572 of which was earned during the quarters ended June 30, 1998 and 1997, respectively). Because the Company has not yet acquired all of its Properties and certain Properties were under construction as of June 30, 1998, revenues for the six months ended June 30, 1998, represent only a portion of revenues which the Company is expected to earn in future periods.

         As of June 30, 1998 and 1997, the Company had mortgage notes receivables with carrying values of $17,451,841 and $17,737,107, respectively. In connection therewith, the Company earned $864,049 and $815,192 in interest income relating to such Mortgage Loans during the six months ended June 30, 1998 and 1997, respectively, $430,972 and $439,835 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, was attributable to the Company entering into a new promissory note in March 1997 in connection with an additional Mortgage Loan.

         During the six months ended June 30, 1998 and 1997, the Company also earned $2,966,816 and $934,745, respectively, in interest and other income, $1,750,787 and $460,329 of which was earned during the quarters ended June 30, 1998 and 1997, respectively, from promissory notes relating to Secured Equipment Leases entered into in October 1997 and June 1998, from investments in money market accounts or other short-term, highly liquid investments and other income. Interest income is expected to increase as the Company invests subscription proceeds received in the future relating to the 1998 Offering in short-term highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

         Operating expenses, including depreciation and amortization expense, were $3,429,561 and $1,472,413 for the six months ended June 30, 1998 and 1997, respectively, of which $1,629,554 and $792,590 were incurred for the quarters ended June 30, 1998 and 1997, respectively. Total operating expenses increased primarily as a result of the Company owning additional Properties during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties, invests in additional Mortgage Loans and the Properties under construction and renovation become operational. However, asset management fees, and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

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

         In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus in EITF 97- 11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring operating Property should be expensed as incurred. Due to the fact that the Company does not have an internal acquisitions function and instead, contracts these services from an external advisor, the effectiveness of EITF 97-11 had no material effect on the Company's financial position or results of operations.

         In May 1998, the Emerging Issues Task Force of the FASB reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Management of the Company does not expect that the conclusions reached in this consensus will have a material effect on the Company's financial position or results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on May 4, 1998 for the purposes of electing the board of directors and voting on the proposal described below.

                  (b)      Proxies for the meeting  were  solicited  pursuant to
                           Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

                  (c)      Two   proposals   were   submitted   to  a  vote   of
                           stockholders as follows:

                           (1) The stockholders approved the election of the following persons as directors of the
                                    Company:

                           Name                           For              Withheld
                           Robert A. Bourne               22,396,348           0
                           G. Richard Hostetter           22,389,333           0
                           Richard C. Huseman             22,395,099           0
                           J. Joseph Kruse                22,375,178           0
                           James M. Seneff, Jr.           22,394,198           0

                           (2) The stockholders approved, with 20,180,119 affirmative votes, 1,290,942 negative votes 1,130,153 abstentions, the proposal to approve an amendment to the Company's Amended and Restated Articles of Incorporation increasing the number of authorized shares of beneficial interest from 156,000,000 shares (consisting of 75,000,000 common shares, 3,000,000
                                    preferred   shares  and  78,000,000   excess
                                    shares) to 206,000,000 shares (consisting of
                                    125,000,000    common   shares,    3,000,000
                                    preferred   shares  and  78,000,000   excess
                                    shares).

Item 5.           Other Information.

                  The form of proxy  solicited  by the  Board  of  Directors  in connection with the Company's 1999 annual meeting of stockholders will confer discretionary authority to vote on any matter, if the Company did not have notice of the matter on or before February 1, 1999. Such notice should be submitted to Lynn E. Rose, Secretary, 400 E. South Street, Orlando, Florida 32801.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           3.1          CNL  American   Properties   Fund,  Inc.
                                        Amended   and   Restated   Articles   of
                                        Incorporation,    as   amended    (Filed
                                        herewith.)

                           3.2          CNL  American   Properties   Fund,  Inc.
                                        Amended and Restated Bylaws (Included as
                                        Exhibit  3.2 to  Registration  Statement
                                        No.   333-37657   on   Form  S-  11  and
                                        incorporated herein by reference.)

                           4.1          Amended  Reinvestment  Plan (Included as
                                        Exhibit  4.4 to  Registration  Statement
                                        No.   333-37657   on   Form   S-11   and
                                        incorporated herein by reference.)

                           4.2          Form of Stock  Certificate  (Included as
                                        Exhibit  4.5 to  Registration  Statement
                                        No.    33-78790   on   Form   S-11   and
                                        incorporated herein by reference.)

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

                           10.2         Amended  Reinvestment  Plan (Included as
                                        Exhibit  4.4 to  Registration  Statement
                                        No.   333-37657   on   Form   S-11   and
                                        incorporated herein by reference.)

                           10.3 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall and dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven D. Shackelford and dated as of February 18, 1998 between CNL American Properties Fund, Inc. and Curtis B. McWilliams
                                        (Included    as    Exhibit    10.9    to
                                        Registration Statement No. 333- 15411 on
                                        Form S-11 and incorporated herein by reference.)

                           10.4 Agreement of Limited Partnership of CNL APF Partners, LP (Filed herewith.)

                           27           Financial    Data    Schedule     (Filed
                                        herewith.)

                  (b) The Company filed two reports on Form 8-K, reporting the acquisition of Properties, on June 15, 1998 and June 25, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 1998.


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


                         By:      /s/Steven D. Shackelford
                                  -----------------------------
                                  STEVEN D. SHACKELFORD
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)