Form 10-Q
period 1998-09-30
CNL AMERICAN PROPERTIES FUND INC
filed 1998-11-16
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                ------------------------------------------------


                             Commission file number
                                     0-28380
                          ----------------------------


                       CNL American Properties Fund, Inc.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Maryland                                59-3239115
         (State of other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)                Identification No.)

             400 E. South Street
               Orlando, Florida                               32801
   (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number
        (including area code)                             (407) 422-1574

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

69,382,570 shares of common stock, $0.01 par value, outstanding as of November 9, 1998.

                                    CONTENTS




Part I                                                                  Page

    Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets                            1

       Condensed Consolidated Statements of Earnings                    2

       Condensed Consolidated Statements of Stockholders' Equity        3

       Condensed Consolidated Statements of Cash Flows                  4-5

       Notes to Condensed Consolidated Financial Statements             6-21

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                                 22-33


Part II

    Other Information                                                   34-35

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,            December 31,
                                                                         1998                    1997
                                                                   -----------------       ------------------
                       ASSETS

Land and buildings on operating  leases,
    less accumulated depreciation                                      $298,967,972            $205,338,186
Net investment in direct financing leases                               117,028,760              47,613,595
Investment in joint venture                                                 631,374                      --
Other investments                                                        16,200,316                      --
Mortgage notes receivable                                                18,503,397              17,622,010
Equipment notes receivable                                               15,020,109              13,548,044
Cash and cash equivalents                                                88,666,489              47,586,777
Certificates of deposit                                                   2,007,800               2,008,224
Receivables, less allowance for doubtful accounts
    of $314,406 and $99,964, respectively                                   575,104                 635,796
Accrued rental income                                                     3,071,451               1,772,261
Other assets                                                              5,711,195               2,952,869
                                                                   -----------------       -----------------

                                                                       $566,383,967            $339,077,762
                                                                   =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                       $    6,765,575          $    2,459,043
Accrued construction costs payable                                        3,045,304              10,978,211
Accounts payable and accrued expenses                                       156,916               1,060,497
Due to related parties                                                    2,552,411               1,524,294
Rents paid in advance                                                       437,497                 517,428
Deferred rental income                                                    1,015,758                 557,576
Other payables                                                              222,580                  56,878
                                                                   -----------------       -----------------
       Total liabilities                                                 14,196,041              17,153,927
                                                                   -----------------       -----------------

Minority interest                                                           282,544                 285,734
                                                                   -----------------       -----------------

Commitments (Note 14)

Stockholders' equity:
    Preferred stock, without par value.  Authorized
       and unissued 3,000,000 shares                                             --                      --
    Excess shares, $0.01 par value per share.
       Authorized and unissued  78,000,000  shares                               --                      --
    Common stock,  $0.01 par value per share.
       Authorized 125,000,000 and 75,000,000
       shares, respectively, issued and outstanding
       62,118,679 and 36,192,971, respectively                              621,187                 361,930
    Capital in excess of par value                                      556,830,578             323,525,961
    Accumulated   distributions   in  excess  of  net                    (5,546,383 )            (2,249,790 )
earnings
                                                                   -----------------       -----------------
          Total stockholders' equity                                    551,905,382             321,638,101
                                                                   -----------------       -----------------

                                                                       $566,383,967            $339,077,762
                                                                   =================       =================

                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                            Quarter Ended                         Nine Months Ended
                                                            September 30,                           September 30,
                                                      1998                 1997                 1998              1997
                                                  --------------       --------------      ---------------    --------------
Revenues:
    Rental income from operating
       leases                                      $  6,310,554         $  3,819,866          $17,322,785       $  7,826,671
    Earned income from direct
       financing leases                               2,829,024              851,463            5,624,414          1,809,955
    Interest income from mortgage
       notes receivable                                 437,444              437,134            1,301,493          1,252,326
    Other interest income                             1,839,871              419,384            4,775,552          1,347,188
    Other income                                         19,139                9,369               40,866             16,310
                                                  --------------       --------------      ---------------    ---------------
                                                     11,436,032            5,537,216           29,065,110         12,252,450
                                                  --------------       --------------      ---------------    ---------------
Expenses:
    General operating and
       administrative                                   471,568              183,374            1,443,295            664,585
    Professional services                                30,601                8,655               95,709             53,334
    Asset management fees to
       related party                                    518,533              234,665            1,248,393            493,921
    State and other taxes                               214,866               65,741              397,569            173,604
    Depreciation and amortization                     1,044,193              526,207            2,693,020          1,105,611
                                                  --------------       --------------      ---------------    ---------------
                                                      2,279,761            1,018,642            5,877,986          2,491,055
                                                  --------------       --------------      ---------------    ---------------

Earnings Before Minority Interest
    in Income of Consolidated
    Joint Venture and Equity in Loss                  9,156,271            4,518,574           23,187,124          9,761,395
    of Unconsolidated Joint Venture

Minority Interest in Income of
    Consolidated Joint Venture                           (7,787 )             (7,860 )            (23,167 )          (23,586 )

Equity in Loss of Unconsolidated
    Joint Venture                                          (104 )                 --                 (104 )               --
                                                  --------------       --------------      ---------------    ---------------

Net Earnings                                       $  9,148,380         $  4,510,714          $23,163,853       $  9,737,809
                                                  ==============       ==============      ===============    ===============

Earnings Per Share of Common
    Stock (Basic and Diluted)                      $       0.16         $       0.18          $      0.49       $       0.48
                                                  ==============       ==============      ===============    ===============

Weighted Average Number of
    Shares of Common Stock
    Outstanding                                      56,421,932           25,371,886           47,633,909         20,368,867
                                                  ==============       ==============      ===============    ===============


                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      Nine Months Ended September 30, 1998 and Year Ended December 31, 1997

                                                                                       Accumulated
                                                                                      distributions
                                         Common Stock              Capital in           in excess
                                     Number           Par          excess of             of net
                                   of Shares         Value         par value            earnings              Total
                                   -----------      ---------     -------------       --------------       -------------
Balance at
    December 31, 1996              13,944,715       $139,447      $123,687,929         $   (959,949)      $122,867,427

Subscriptions
    received for
    common stock
    through public
    offering and
    distribution
    reinvestment
    plan                           22,248,256        222,483       222,260,077                   --         222,482,560

Stock issuance
    costs                                  --             --       (22,422,045 )                 --         (22,422,045 )

Net earnings                               --             --                --           15,564,456          15,564,456

Distributions
    declared and paid
    ($0.74 per share)                      --             --                --          (16,854,297 )       (16,854,297 )
                                  ------------     ----------    --------------        -------------      --------------

Balance at
    December 31, 1997              36,192,971        361,930       323,525,961           (2,249,790 )       321,638,101

Subscriptions
    received for
    common stock
    through public
    offerings and
    distribution
    reinvestment plan              25,925,708        259,257       258,997,822                   --         259,257,079

Stock issuance costs                       --             --       (25,693,205 )                 --         (25,693,205 )

Net earnings                               --             --                --           23,163,853          23,163,853

Distributions
    declared and paid
    ($0.57 per share)                      --             --                --          (26,460,446 )       (26,460,446 )
                                  ------------     ----------    --------------        -------------      --------------

Balance at
    September 30, 1998             62,118,679       $621,187      $556,830,578          $(5,546,383 )      $551,905,382
                                  ============     ==========    ==============        =============      ==============


                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             1998                    1997
                                                                         --------------          --------------
Increase (Decrease) in Cash and Cash Equivalents:

      Net Cash Provided by Operating Activities                          $  26,950,631           $  10,800,147
                                                                        ---------------         ---------------

      Cash Flows from Investing Activities:
         Additions to land and buildings on
             operating leases                                             (103,003,646 )          (106,915,605 )
         Investment in direct financing leases                             (73,492,036 )           (28,977,515 )
         Proceeds from sale of buildings and
             equipment under direct financing leases                         2,385,941               7,251,511
         Investment in joint venture                                          (633,101 )                    --
         Increase in other investments                                     (16,083,055 )                    --
         Investment in mortgage notes receivable                            (1,090,000 )            (4,401,982 )
         Collection on mortgage notes receivable                               222,879                 186,135
         Investment in equipment notes receivable                           (3,363,600 )                    --
         Collection on equipment notes receivable                            1,014,484                      --
         Increase in restricted cash                                                --             (16,014,345 )
         Increase in other assets                                           (2,705,428 )                    --
                                                                        ---------------         ---------------
                Net cash used in investing activities                     (196,747,562 )          (148,871,801 )
                                                                        ---------------         ---------------

      Cash Flows from Financing Activities:
         Reimbursement of acquisition and stock
             issuance costs paid by related parties
             on behalf of the Company                                       (3,455,068 )            (2,244,153 )
         Proceeds from borrowing on line of credit                           4,306,532              16,253,399
         Payment on line of credit                                                  --              (1,784,577 )
         Subscriptions received from stockholders                          259,257,079             149,227,795
         Distributions to minority interest                                    (25,429 )               (25,515 )
         Distributions to stockholders                                     (26,460,446 )           (10,879,969 )
         Payment of stock issuance costs                                   (22,653,996 )           (13,584,558 )
         Other                                                                 (92,029 )               (16,101 )
                                                                        ---------------         ---------------
                Net cash provided by financing
                   activities                                              210,876,643             136,946,321
                                                                        ---------------         ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                              41,079,712              (1,125,333 )

Cash and Cash Equivalents at Beginning of Period                            47,586,777              42,450,088
                                                                        ---------------         ---------------

Cash and Cash Equivalents at End of Period                               $  88,666,489           $  41,324,755
                                                                        ===============         ===============




                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           1998                  1997
                                                                      ---------------       ----------------
Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties paid certain acquisition
          and stock  issuance  costs on
          behalf of the Company as follows:
              Acquisition costs                                          $   799,419            $   428,114
              Stock issuance costs                                         2,941,149              1,794,722
                                                                      ---------------        ---------------

                                                                          $3,740,568             $2,222,836
                                                                      ===============        ===============

       Land and buildings under operating
          leases exchanged for land and
          buildings under operating leases                                $2,754,419         $           --
                                                                      ===============        ===============




                See accompanying notes to condensed consolidated
                              financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Organization and Nature of Business:

         CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partners, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp. and CNL APF Partners, LP. The Company was formed primarily for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of national and regional fast-food, family-style and casual dining restaurant chains. The Company also provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

         The Company accounts for its 85.47% interest in CNL/Corral South Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Company's consolidated joint venture. All significant intercompany balances and transactions have been eliminated. The Company accounts for its 44.29% interest in CNL/Lee Vista Joint Venture using the equity method because it shares control with the other joint venture partner.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


2.       Basis of Presentation - Continued:

         The Company determines the appropriate classification of other investments in certificates at the time of purchase and reevaluates such designation at each balance sheet date. Other investments have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity and in the statement of comprehensive income, as applicable.

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

         In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus in EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate
         Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring operating properties should be expensed as incurred. Due to the fact that the Company does not have an internal acquisitions function and instead, contracts these services from an external advisor, the effectiveness of EITF 97-11 had no material effect on the Company's financial position or results of operations.

         In May 1998, the Emerging Issues Task Force of the FASB reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Company's financial position or results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


2.       Basis of Presentation - Continued:

         hedge transaction. Management of the Company anticipates that, due to its limited use of interest rate swaps, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

4.       Leases:

         The Company leases its land, buildings and equipment to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." For Property leases classified as direct financing leases, the building portions of the majority of the leases are accounted for as direct financing leases while the land portions of the majority of these leases are accounted for as operating leases. The Company's equipment financing offered pursuant to leases are recorded as direct financing leases.

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


5.       Land and Buildings on Operating Leases - Continued:

         During the nine months ended September 30, 1998, the Company sold three Properties to third parties. The Company received net sales proceeds of approximately $2,386,000 which approximated the carrying value of the Properties at the time of sale. As a result, no gain or loss was recognized for financial reporting purposes.

         Land and buildings on operating leases consisted of the following at:

                                                                    September 30,            December 31,
                                                                         1998                    1997
                                                                  -------------------     -------------------
                   Land                                                 $151,703,355            $106,616,360
                   Buildings                                             146,495,502              95,518,149
                                                                   ------------------      ------------------
                                                                         298,198,857             202,134,509
                   Less accumulated
                       depreciation                                       (5,033,392 )            (2,395,665 )
                                                                   ------------------      ------------------
                                                                         293,165,465             199,738,844
                   Construction in progress                                5,802,507               5,599,342
                                                                   ------------------      ------------------

                                                                        $298,967,972            $205,338,186
                                                                   ==================      ==================

         Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the nine months ended September 30, 1998 and 1997, the Company recognized $2,315,968 and $1,259,180, respectively, of such rental income, $910,185 and $643,153 of which was earned during the quarters ended September 30, 1998 and 1997, respectively.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


5.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at September 30, 1998:

                             1998                   $    6,410,842
                             1999                       25,832,805
                             2000                       25,862,843
                             2001                       26,062,291
                             2002                       26,822,220
                             Thereafter                386,335,781
                                                 ------------------

                                                      $497,326,782
                                                 ==================

         Since leases are renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents which may be received on the leases based on the percentage of the tenant's gross sales. These amounts do not include minimum lease payments that will become due when Properties under development are completed (see Note 14).

6.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at:

                                                                   September 30,           December 31,
                                                                        1998                   1997
                                                                 -------------------    -------------------
                    Minimum lease payments
                        receivable                                     $247,230,809           $  98,121,853
                    Estimated residual values                            44,974,064               6,889,570
                    Secured Equipment Lease
                        interest receivable                                  72,231                  67,614
                    Less unearned income                               (175,248,344 )           (57,465,442 )
                                                                  ------------------      ------------------

                    Net investment in direct
                        financing leases                               $117,028,760           $  47,613,595
                                                                  ==================      ==================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


6.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at September 30, 1998:

                            1998                    $    3,435,760
                            1999                        13,742,634
                            2000                        13,937,068
                            2001                        13,709,001
                            2002                        13,611,870
                            Thereafter                 188,794,476
                                                 ------------------

                                                      $247,230,809
                                                 ==================

         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Note 5).

7.       Investment in Joint Venture:

         In June 1998, the Company entered into a joint venture arrangement, CNL/Lee Vista Joint Venture, with a third party to construct and hold one restaurant property. As of September 30, 1998, the Company had contributed $631,374 to pay for construction relating to the Property owned by the joint venture. The Company has agreed to contribute approximately $854,140 in additional construction costs to the joint venture. When construction is completed, the Company expects to have an approximate 68 percent interest in the profits and losses of the joint venture. The Company accounts for its investment in this joint venture under the equity method because it shares control with the other joint venture partner.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


7.       Investment in Joint Venture - Continued:

         The following presents the condensed financial information for the joint venture at:

                                                                    September 30,           December 31,
                                                                         1998                   1997
                                                                  -------------------    -------------------
                     Land on operating lease and
                         construction in progress                         $1,870,009         $        --
                     Cash                                                        899                  --
                     Receivables                                              28,900                  --
                     Liabilities                                             648,884                  --
                     Partners' capital                                     1,250,924                  --
                     Net loss                                                   (428 )                --

         For the quarter and nine months ended September 30, 1998, the Company recognized a loss of $104 for this joint venture. The Property owned by the joint venture was not operational as of September 30, 1998.

8.       Other Investments:

         In August 1998, the Company acquired an investment in the Class F, Class G, and Class H Franchise Loan Certificates, Series 1998-1 (collectively, the "Certificates") from CNL Funding 98-1, LP a mortgage loan securitization entity sponsored by CNL Financial Corp., ("CFC") an affiliate of CNL Fund Advisors, Inc. (the "Advisor"). CFC originated and serviced mortgage loans on restaurant properties comparable to the triple-net leased properties currently owned by the Company. After originating the mortgage loans, CFC contributed the loans to CNL Funding 98-1, LP, the securitization entity which subsequently issued the Certificates representing beneficial ownership interests in the pool of mortgage loans.

         The Company paid an aggregate purchase price of approximately $16,100,000 for the Certificates, representing an expected blended yield of 12.3%. The Company classified the investments in these Certificates as available for sale. At September 30, 1998, the estimated fair value of the Certificates approximated their carrying value; therefore, the Company did not record any unrealized gains or losses relating to its investment in Certificates. The investment in Certificates balance at September 30, 1998 includes $117,261 of accrued interest.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


8.       Other Investments - Continued:

         The Company acquired Class F-1, Class G-1, and Class H-1 Certificates with fixed pass through rates of 8.4% per annum. These Certificates commenced making payments of interest monthly in September 1998 and are scheduled to make payments of principal and interest monthly during the period September 2012 through June 2017.

         The  Company  also  acquired  Class  F-2,  Class  G-2,  and  Class  H-2
         Certificates with adjustable pass through rates of LIBOR (defined as the per annum London interbank offered rate for 30 day dollar deposits) plus 2.25% per annum (7.918% at September 30, 1998). These Certificates commenced making payments of interest monthly in September 1998 and are scheduled to make payments of principal and interest monthly during the period April 2012 through March 2017.

9.        Mortgage Notes Receivable:

         During the nine months ended September 30, 1998, the Company accepted two promissory notes in the aggregate principal sum of $1,090,000, collateralized by mortgages on the buildings of two Taco Bell Properties. The promissory notes bear interest at a rate of 9.50% per annum and will be collected in consecutive monthly installments of principal and interest totaling $11,382 beginning October 1, 1998, with balloon payments due September 1, 2005 for the remaining unpaid balances.

         Mortgage notes receivable consisted of the following at:

                                                   September 30,          December 31,
                                                       1998                   1997
                                                 ------------------     ------------------
                   Outstanding principal             $17,529,539             $16,662,418
                   Accrued interest income               129,754                 118,887
                   Deferred financing income             (82,181 )               (85,448 )
                   Unamortized loan costs                926,285                 926,153
                                                  ---------------        ----------------

                                                     $18,503,397             $17,622,010
                                                  ===============        ================

         Management believes that the estimated fair value of mortgage notes receivable at September 30, 1998 and December 31, 1997 approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


10.      Equipment Notes Receivable:

         In June 1998, the Company entered into a promissory note with a borrower for equipment financing for $2,200,000, which is collateralized by restaurant equipment. The promissory note bears interest at a rate of ten percent per annum and is being collected in consecutive monthly installments of principal and interest of $36,523 which commenced July 1, 1998, with a balloon payment due December 15, 1998 for the remaining unpaid balance.

         In September 1998, the Company entered into two promissory notes with a borrower for equipment financing for a total of $460,000, which are collateralized by restaurant equipment. The two promissory notes bear interest at a rate of ten percent per annum and will be collected in consecutive monthly installments of principal and interest totaling
         $7,636 beginning on October 1, 1998 for one promissory note and November 1, 1998, for the other promissory note, with balloon payments due September 1, 2003 and October 1, 2005, respectively, for the remaining unpaid balances.

         Equipment notes receivable consisted of the following at:

                                                                         September 30,          December 31,
                                                                             1998                   1997
                                                                       ------------------     ------------------
                   Outstanding principal                                    $14,870,516             $13,225,000
                   Accrued interest income                                      149,593                 323,044
                                                                        ----------------       -----------------

                                                                            $15,020,109             $13,548,044
                                                                        ================       =================

         Management believes that the estimated fair value of equipment notes receivable at September 30, 1998 and December 31, 1997 approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

11.      Stock Issuance Costs:

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


11.      Stock Issuance Costs  - Continued:

         percent of the gross offering proceeds received from the current offering of shares of common stock of the Company.

         During the nine months ended September 30, 1998 and the year ended December 31, 1997, the Company incurred $25,693,205 and $22,422,045, respectively, in stock issuance costs, including $20,740,566 and $17,798,605, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 13). The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

12.      Distributions:

         For the nine months ended September 30, 1998 and 1997, approximately 86 and 92 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 14 and eight percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 1998 and 1997 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

13.      Related Party Transactions:

         During the nine months ended September 30, 1998 and 1997, the Company incurred $19,444,281 and $11,192,085, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of these amounts ($18,148,849 and $10,427,281) were paid by CNL Securities Corp. as commissions to other broker-dealers, during the nine months ended September 30, 1998 and 1997, respectively.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be re-allowed to other broker-dealers. During the nine months ended September 30, 1998 and 1997, the Company incurred $1,296,285 and
         $746,139, respectively, of such fees, the majority of which was re-allowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


13.      Related Party Transactions - Continued:

         The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of these Properties and structuring the terms of the Mortgage Loans equal to 4.5% of the total amount raised from the sale of shares. During the nine months ended September 30, 1998 and 1997, the Company incurred $11,666,569 and $6,715,251, respectively, of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable, investment in joint venture and other assets.

         In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development or construction management fees payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the nine months ended September 30, 1998 and 1997, the Company incurred $166,876 and $369,570, respectively, of such fees relating to five and six Properties, respectively.

         For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time Secured Equipment Lease servicing fee of two percent of the purchase price of the equipment that is the subject of a Secured Equipment Lease. During the nine months ended September 30, 1998 and 1997, the Company incurred $22,426 and $90,592, respectively, in Secured Equipment Lease servicing fees.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the nine months ended September 30, 1998 and 1997, the Company incurred $1,289,877 and $558,319, respectively, of such fees, of which $41,484 and $64,398, respectively, was capitalized as part of the cost of the buildings for Properties under construction.

         In August 1998, the Company acquired an investment of approximately $16,100,000 in Certificates from CFC, as described in Note 8.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


13.      Related Party Transactions - Continued:

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering of shares), on a day-to-day basis. The expenses incurred for these services were classified as follows for the nine months ended September 30:

                                                                                1998                  1997
                                                                           ---------------       ---------------
                     Stock issuance costs                                      $2,069,626            $1,259,411
                     General operating and
                          administrative expenses                                 773,806               389,806
                                                                           ---------------       ---------------

                                                                               $2,843,432            $1,649,217
                                                                           ===============       ===============

         For each of the nine months  ended  September  30,  1998 and 1997,  the
         Company  acquired  two  Properties  for  approximately  $3,977,000  and
         $1,773,300, respectively, from affiliates of the Company. The Properties were acquired at a cost no greater than the lesser of the cost of each Property to the affiliate, including its carrying costs, or the Property's appraised value.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


13.      Related Party Transactions - Continued:

         The due to related parties consisted of the following at:

                                                                       September 30,            December 31,
                                                                            1998                    1997
                                                                     -------------------      ------------------
                      Due to the Advisor:
                           Expenditures incurred
                              on behalf of the Company
                              and accounting and
                              administrative services                      $   578,362             $   126,205
                           Acquisition fees                                    939,339                 386,972
                                                                        ---------------         ---------------
                                                                             1,517,701                 513,177
                                                                        ---------------         ---------------

                      Due to CNL Securities Corp:
                           Commissions                                         968,975                 940,520
                           Marketing support and due
                              diligence expense reim-
                              bursement fees                                    65,735                  63,097
                                                                        ---------------         ---------------
                                                                             1,034,710               1,003,617
                                                                        ---------------         ---------------

                      Due to other affiliates                                        --                   7,500
                                                                        ---------------         ---------------

                                                                            $2,552,411              $1,524,294
                                                                        ===============         ===============

14.      Commitments:

         The Company has entered into various development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $20,245,000, of which approximately $13,104,000 in land and other costs had been incurred as of September 30, 1998. The buildings currently under construction or renovation are expected to be operational by March 1999. In connection with the purchase of each Property, the Company, as lessor, has entered into a long-term lease agreement.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


15.      Subsequent Events:

         On October 13, 1998, the Board of Directors elected to terminate the Company's reinvestment plan. The Board of Directors based this decision on (i) the fact that the Company may issue shares under the reinvestment plan only pursuant to an effective registration statement,
         (ii) the likelihood that the 1998 Offering will be completed prior to the next distribution date of the Company and (iii) a determination that it is not in the best interest of the Company at this time to obtain the effectiveness of a registration statement relating solely to the issuance of shares pursuant to the reinvestment plan.

         The Board of Directors may determine to reinstate the reinvestment plan in the future subject to obtaining the effectiveness of a registration statement relating solely to the issuance of shares pursuant to the reinvestment plan.

         The shares offered and previously reserved for issuance pursuant to the reinvestment plan will be available for sale to the public through the 1998 Offering.

         The Board of Directors also elected to implement the Company's redemption plan. Under the redemption plan, the Company may elect to redeem shares, subject to the conditions and limitations described in the Company's prospectus (the "Prospectus") as modified by the description below.

         At any time, including any time during which the Company is engaged in a public offering, and prior to such time, if any, as Listing occurs, any stockholder who purchases shares in the Company's offering or otherwise from the Company, may present all or any portion equal to at least 25% of such stockholder's shares to the Company for redemption, in accordance with the procedures outlined in the Prospectus. At such time, the Company may, at its option, use up to the full amount of proceeds, if any, from the sale of shares under the reinvestment plan attributable to a calendar quarter to redeem shares presented for redemption during such quarter. In addition, the Company may, at its option, use up to $100,000 per calendar quarter of the proceeds of any public offering of its shares to redeem shares. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and the full amount of proceeds from the sale of shares under the reinvestment plan that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by the Company exceed 5% of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period, even if

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


15.      Subsequent Events - Continued:

         the amount of offering proceeds and proceeds from the sale of shares under the reinvestment plan that would otherwise be available for redemptions would allow the Company to redeem a greater number of shares.

         In addition, the Board of Directors approved an amendment to the advisory agreement providing for the payment of acquisition fees to the Advisor for acquisitions made by the Company after the completion of the 1998 Offering and the investment of all of the proceeds received by the Company from the 1998 Offering (the "Offering Completion Date"). After the Offering Completion Date, the Company intends to continue to expand its Property portfolio by acquiring additional Properties using funds from its line of credit. Under the previous advisory agreement, the Advisor had no incentive to continue providing acquisition services after the Offering Completion Date because acquisition fees were limited to 4.5% of the gross proceeds raised by the Company from equity offerings of the Company. The Advisor has not been paid an acquisition fee for Properties acquired by the Company using funds from the line of credit, and will not be paid an acquisition fee for Properties so acquired prior to the Offering Completion Date, because it is expected that a portion of the proceeds raised by the Company in the 1998 Offering (on which the Advisor will already have received an acquisition fee) will be used to repay advances under the line of credit used to acquire Properties prior to the Offering Completion Date.

         In order to provide incentive to the Advisor to continue providing acquisition services after the Offering Completion Date, the Board of Directors deemed it to be in the best interests of the Company that the Company pay the Advisor an acquisition fee, in connection with Properties acquired after the Offering Completion Date, equal to 4.5% of the purchase price paid by the Company. The Board of Directors believes that paying acquisition fees after the Offering Completion Date will permit the Company to continue to benefit from the Advisor's acquisition expertise and more effectively enhance stockholder value through the continued expansion of the Company's Property portfolio.

         During the period October 1, 1998 through November 2, 1998, the Company received subscription proceeds for an additional 5,876,665 shares ($58,766,648) of common stock.

         On October 1, 1998 and November 1, 1998, the Company declared distributions of $4,015,395 and $4,303,336, respectively, or $0.06354 per share of common stock, payable in December 1998 to stockholders of record on October 1, 1998 and November 1, 1998, respectively.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


15.      Subsequent Events - Continued:

         During the period October 1, 1998 through November 2, 1998, the Company acquired five Properties (one of which is under construction) for cash at a total cost of approximately $3,439,000. In connection with the purchase of each of the five Properties, the Company, as lessor, entered into a long-term lease agreement. The building under construction is expected to be operational by April 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         CNL American Properties Fund, Inc. is a Maryland corporation that was organized on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partners, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp., CNL APF Partners, LP and CNL/Corral South Joint Venture. The Company was formed to acquire properties, directly or indirectly through joint venture or co-tenancy arrangements (the "Properties"), to be leased on a long-term, triple-net basis to operators of certain national and regional fast-food, family-style and casual dining restaurant chains. In addition, the Company provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

         Statements contained in this Form 10-Q, particularly in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, including, without limitation, the Year 2000 compliance disclosure that are not historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, continued availability of proceeds from the Company's offerings of common stock, the ability of the Company to invest the proceeds of its offerings of common stock, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans, and the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans.

         As of September 30, 1998, the Company owned 357 Properties, including two Properties through two joint venture arrangements and 17 Properties which were under construction or renovation.

Liquidity and Capital Resources

         Upon completion of its first offering (the "Initial Offering") on February 6, 1997, the Company had received subscription proceeds of $150,591,765 (15,059,177 shares), including 59,177 shares ($591,765) issued pursuant to the Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering (the "1997 Offering") of up to 27,500,000 shares and upon completion of such offering on March 2, 1998, had received subscription proceeds of $251,872,648 (25,187,265 shares), including 187,265 shares ($1,872,648) issued pursuant to the reinvestment plan. Net offering proceeds received by the Company from the prior offerings, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and offering expenses, totaled approximately $361,100,000. Following the completion of the 1997 Offering, the Company commenced an offering of up to 34,500,000 shares (the "1998 Offering"). As of September 30, 1998, the Company had received subscription proceeds of $218,522,374 (21,852,237 shares), including 310,784 shares ($3,107,848) issued pursuant to the reinvestment plan in connection with the 1998 Offering.

         As  of  September  30,  1998,   the  Company  had  received   aggregate
subscription proceeds of $620,986,787 (62,098,679 shares) from its Initial Offering, 1997 Offering and 1998 Offering (collectively, the "Offerings"), including 557,226 shares ($5,572,261) issued pursuant to the reinvestment plan. As of September 30, 1998, net offering proceeds to the Company from its Offerings, after deduction of selling commissions, marketing support, and due diligence expense reimbursement fees, and organizational and offering expenses, totaled $557,231,765. As of September 30, 1998, the Company had invested or committed for investment approximately $461,532,000 of aggregate net offering proceeds from its Offerings in 357 Properties (17 of which were under construction or renovation as of September 30, 1998) in providing mortgage financing through Mortgage Loans, in paying acquisition fees to the Advisor, as well as certain acquisition expenses, leaving approximately $95,700,000 in aggregate net offering proceeds available for investment in Properties and Mortgage Loans.

         During the nine months ended September 30, 1998, the Company acquired two Properties from affiliates for purchase prices totaling approximately $3,977,000. The Properties were acquired at a cost no greater than the lesser of the cost of each Property to the affiliate, including its carrying costs, or the Property's appraised value.

         In connection with the 17 Properties under construction or renovation at September 30, 1998 (none of which were under construction at December 31, 1997), the Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $20,245,000, of which approximately $13,104,000 had been incurred as of September 30, 1998. The buildings under construction or renovation as of September 30, 1998 are expected to be operational by March 1999. In connection with the purchase of each Property, the Company, as lessor, has entered into a long-term lease agreement.

         During the nine months ended September 30, 1998, a tenant exercised its option under the terms of its lease agreements to exchange three existing Properties for three replacement Properties which were approved by the Company. In conjunction therewith, the Company exchanged three Boston Market Properties with three replacement Boston Market Properties. Under the exchange agreements for each Property, each replacement Property will continue under the terms of the leases of the original Properties. All closing costs were paid by the tenant. The Company accounted for these transactions as nonmonetary exchanges of similar productive assets and recorded the acquisitions of the replacement Properties at the net book value of the original Properties. No gain or loss was recognized due to these transactions being accounted for as nonmonetary exchanges of similar assets.

         During the nine months ended September 30, 1998, the Company sold three Properties to third parties. The Company received net sales proceeds of approximately $2,386,000 which approximated the carrying value of the Properties at the time of sale. As a result, no gain or loss was recognized for financial reporting purposes.

         In June 1998, the Company entered into a joint venture arrangement, CNL/Lee Vista Joint Venture, with a third party to construct and hold one restaurant property. As of September 30, 1998, the Company had contributed $631,374 to pay for construction relating to the Property owned by the joint venture. The Company has agreed to contribute approximately $854,000 in additional construction costs to the joint venture. When construction is completed, the Company expects to have an approximate 68 percent interest in the profits and losses of the joint venture.

         In August 1998, the Company acquired Class F, Class G, and Class H Franchise Loan Certificates, Series 1998-1, (collectively, the "Certificates") from CNL Funding 98-1, LP, a mortgage loan securitization entity sponsored by CNL Financial Corp. ("CFC"), an affiliate of the Advisor. The aggregate purchase price paid for these Certificates was approximately $16,100,000, representing an expected blended yield on the Certificates of 12.3%. The Class F and Class G Certificates were rated BB and B, respectively, by two major rating agencies and the Class H Certificates were not rated.

         CFC originates and services mortgage loans on restaurant properties comparable to the triple-net leased Properties currently owned by the Company. The underwriting criteria utilized by CFC in connection with originating the mortgage loans is at least as stringent as the underwriting standards applied by the Company when determining whether to enter into a lease with a prospective tenant. After originating the mortgage loans, CFC contributes the loans to a securitization entity which subsequently issues trust certificates representing beneficial ownership interests in the pool of mortgage loans and the proceeds received by the securitization entity (less a placement fee and expenses) are remitted to CFC. The interests in the pool of loans are either rated by independent rating agencies or not rated and may be treated as investment grade or non-investment grade depending on the relative risk of the security, taking into account such factors as the likelihood of default on the underlying mortgages constituting the loan pool, the level of subordination of the interests as compared to other interests issued by the securitization entity, and the protection afforded by the mortgage obligation in the event of a bankruptcy or similar proceeding. The Certificates purchased by the Company are not investment grade or are not rated, and therefore constitute an increased degree of investment risk as compared to investment grade securities. Management believes that the acquisition of the Certificates represents an opportunity for the Company to achieve investment returns similar to those generated by its triple-net leased restaurant Properties and that the investment risk inherent in purchasing the Certificates has been properly reflected in the purchase price of the Certificates.

         During the nine months ended September 30, 1998, the Company accepted two promissory notes in the aggregate principal sum of $1,090,000, collateralized by mortgages on the buildings of two Taco Bell Properties. The promissory notes bear interest at a rate of 9.50% per annum and will be collected in consecutive monthly installments of principal and interest totaling $11,382 beginning October 1, 1998, with balloon payments due September 1, 2005 for the remaining unpaid balances.

         During the nine months ended September 30, 1998, the Company received advances totaling $4,306,532 under its line of credit to provide equipment financing. The balance of the line of credit was $6,765,575 as of September 30, 1998. The Company expects to obtain additional advances under the line of credit to fund future equipment financing requirements and from time to time may use the line of credit to purchase Properties and fund Mortgage Loans.

         In June 1998, the Company entered into a promissory note with a borrower for equipment financing for $2,200,000, which is collateralized by restaurant equipment. The promissory note bears interest at a rate of ten percent per annum and is being collected in consecutive monthly installments of principal and interest of $36,523 which commenced July 1, 1998, with a balloon payment due December 15, 1998 for the remaining unpaid balance.

         In September 1998, the Company entered into two promissory notes with a borrower for equipment financing for a total of $460,000, which are collateralized by restaurant equipment. The two promissory notes bear interest at a rate of ten percent per annum and will be collected in consecutive monthly installments of principal and interest totaling $7,636 beginning on October 1, 1998 for one promissory note and November 1, 1998 for the other promissory note, with balloon payments due September 1, 2003 and October 1, 2005, respectively, for the remaining unpaid balances.

         During the period October 1, 1998 through November 2, 1998, the Company received subscription proceeds for an additional 5,876,665 shares ($58,766,648) of common stock.

         In addition, during the period October 1, 1998 through November 2, 1998, the Company acquired five Properties (one of which is under construction) for cash at a total cost of approximately $3,439,000. In connection with the purchase of each of the five Properties, the Company, as lessor, entered into a long-term lease agreement. The building under construction is expected to be operational by April 1999.

         As of November 2, 1998, the Company had received aggregate subscription proceeds of $679,753,435 (67,975,344 shares) from the Offerings, including $5,572,261 (557,226 shares) through its reinvestment plan. As of November 2, 1998, the Company had invested or committed for investment approximately $467,270,000 of aggregate net offering proceeds in 362 Properties, in providing mortgage financing through Mortgage Loans and in paying acquisition fees and certain acquisition expenses, leaving approximately $143,575,000 in aggregate net offering proceeds available for investment in Properties and Mortgage Loans.

         Additionally,   the  Company   currently  is   negotiating  to  acquire
additional Properties, but as of November 2, 1998 had not acquired any such Properties.

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

         At  September  30,  1998  and  December  31,  1997,   the  Company  had
$90,674,289 and $49,595,001, respectively, invested in such short-term investments (including a certificate of deposit in the amount of $2,007,800 and $2,008,224, respectively). The increase in the amount invested in short-term investments is primarily attributable to the receipt of additional subscription proceeds during the nine months ended September 30, 1998. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make Mortgage Loans, to pay offering and acquisition costs, to pay distributions to stockholders, to temporarily reduce amounts outstanding under the line of credit pending the investment of net offering proceeds, to pay Company expenses, and, in management's discretion, to create cash reserves.

         During the nine months ended September 30, 1998 and 1997, the Advisor and its affiliates incurred on behalf of the Company $2,941,149 and $1,794,722, respectively, for certain offering expenses, $799,419 and $428,114, respectively, for certain acquisition expenses, and $557,862 and $291,633, respectively, for certain operating expenses. As of September 30, 1998 and 1997, the Company owed the Advisor and its affiliates $2,552,411 and $1,219,457, respectively, for such amounts, unpaid fees and administrative expenses (including services for accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations). As of November 2, 1998, the Company had reimbursed all such amounts. The Advisor has agreed to pay or reimburse to the Company all offering expenses in excess of three percent of the gross proceeds from the Company's 1998 Offering. As of September 30, 1998, the offering expenses had not exceeded this amount.

         During the nine months ended September 30, 1998 and 1997, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $26,950,631 and $10,800,147, respectively. Based on cash from operations, the Company declared and paid distributions to its stockholders of $26,459,880 and $10,879,969 during the nine months ended September 30, 1998 and 1997, respectively. In addition, on October 1, 1998 and November 1, 1998, the Company declared distributions to its stockholders totaling $4,015,395 and $4,303,336, respectively, payable in December 1998. For the nine months ended September 30, 1998 and 1997, approximately 86 and 92 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 14 and eight percent, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of November 1, 1998, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

         The Company formed a special committee (the "Special Committee") consisting of the Independent Directors for the purpose of evaluating strategic alternatives designed to maximize stockholder value. The Special Committee retained the investment banking firms of Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Solomon Smith Barney Holdings, Inc. (the "Advising Firms") to advise the Special Committee regarding its strategic alternatives. On July 17, 1998, the Advising Firms presented their findings and supporting financial information to the Special Committee. Based on the reports of the Advising Firms and its own analyses, on July 20,

1998, the Special Committee unanimously agreed to present the recommendations described below to the full Board of Directors. The full Board of Directors unanimously adopted the recommendations of the Special Committee at a meeting held on July 24, 1998.

         In summary, the Special Committee concluded that the best means to maximize stockholder value would be for the Company to (i) significantly increase the size of the Company by acquiring from affiliates of the Company's Advisor portfolios of Properties similar to those currently held by the Company;
(ii) become internally advised and acquire internal real estate development capability by acquiring the Advisor; (iii) expand its mortgage lending capabilities by acquiring an affiliate of the Advisor, thus allowing the Company to offer a full range of financing options to restaurant operators; and (iv) list its common stock on a national stock exchange, assuming market conditions are favorable.

         The Special Committee recommended that the Company seek to list its common stock either concurrently with the acquisitions described below or as shortly thereafter as market conditions are deemed to be favorable for such listing. The Special Committee further recommended that the Company evaluate a public offering of its common stock concurrently with the listing of its shares.

         The acquisitions of portfolios of restaurant Properties and certain related restaurant businesses owned by affiliates are subject to the Company negotiating acceptable purchase prices and other acquisition terms with each of the sellers and obtaining approval of the acquisitions by the limited partners and/or the shareholders of the affiliates. Accordingly, the acquisition of such entities is not assured.

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

         On October 13, 1998, the Board of Directors elected to terminate the Company's reinvestment plan. The Board of Directors based this decision on (i) the fact that the Company may issue shares under the reinvestment plan only pursuant to an effective registration statement, (ii) the likelihood that the 1998 Offering will be completed prior to the next distribution date of the Company and (iii) a determination that it is not in the best interest of the Company at this time to obtain the effectiveness of a registration statement relating solely to the issuance of shares pursuant to the reinvestment plan.

         The Board of Directors may determine to reinstate the reinvestment plan in the future subject to obtaining the effectiveness of a registration statement relating solely to the issuance of shares pursuant to the reinvestment plan.

         The shares offered and previously reserved for issuance pursuant to the reinvestment plan will be available for sale to the public through the 1998 Offering.

         The Board of Directors also elected to implement the Company's redemption plan. Under the redemption plan, the Company may elect to redeem shares, subject to the conditions and limitations described in the Company's prospectus (the "Prospectus") as modified by the description below.

         At any time, including any time during which the Company is engaged in a public offering, and prior to such time, if any, as Listing occurs, any stockholder who purchases shares in the Company's offering or otherwise from the Company, may present all or any portion equal to at least 25% of such stockholder's shares to the Company for redemption, in accordance with the procedures outlined in the Prospectus. At such time, the Company may, at its option, use up to the full amount of proceeds, if any, from the sale of shares under the reinvestment plan attributable to a calendar quarter to redeem shares presented for redemption during such quarter. In addition, the Company may, at its option, use up to $100,000 per calendar quarter of the proceeds of any public offering of its shares to redeem shares. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and the full amount of proceeds from the sale of shares under the reinvestment plan that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by the Company exceed 5% of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period, even if the amount of offering proceeds and proceeds from the sale of shares under the reinvestment plan that would otherwise be available for redemptions would allow the Company to redeem a greater number of shares.

         In addition, the Board of Directors approved an amendment to the advisory agreement providing for the payment of acquisition fees to the Advisor for acquisitions made by the Company after the completion of the 1998 Offering and the investment of all of the proceeds received by the Company from the 1998 Offering (the "Offering Completion Date"). After the Offering Completion Date, the Company intends to continue to expand its Property portfolio by acquiring additional Properties using funds from its line of credit. Under the previous advisory agreement, the Advisor had no incentive to continue providing acquisition services after the Offering Completion Date because acquisition fees were limited to 4.5% of the gross proceeds raised by the Company from equity offerings of the Company. The Advisor has not been paid an acquisition fee for Properties acquired by the Company using funds from the line of credit, and will not be paid an acquisition fee for Properties so acquired prior to the Offering Completion Date, because it is expected that a portion of the proceeds raised by the Company in the 1998 Offering (on which the Advisor will already have received an acquisition fee) will be used to repay advances under the line of credit used to acquire Properties prior to the Offering Completion Date.

         In order to provide incentive to the Advisor to continue providing acquisition services after the Offering Completion Date, the Board of Directors deemed it to be in the best interests of the Company that the Company pay the Advisor an acquisition fee, in connection with Properties acquired after the Offering Completion Date, equal to 4.5% of the purchase price paid by the Company. The Board of Directors believes that paying acquisition fees after the Offering Completion Date will permit the Company to continue to benefit from the Advisor's acquisition expertise and more effectively enhance stockholder value through the continued expansion of the Company's Property portfolio.

Results of Operations

         As of September 30, 1998, the Company had purchased and entered into long-term, triple-net leases for 357 Properties.

         The Property leases provide for minimum base annual rental payments ranging from approximately $61,900 to $467,500, which are payable in monthly installments. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase. In connection therewith, the Company earned $22,947,199 in rental income from operating leases and earned income from direct financing leases from 357 Properties and 30 Secured Equipment Leases during the nine months ended September 30, 1998, and $9,636,626 from 219 Properties and 23 Secured Equipment Leases during the nine months ended September 30, 1997 ($9,139,578 and $4,671,329 of which was earned during the quarters ended September 30, 1998 and 1997, respectively). Because the Company has not yet acquired all of its Properties and certain Properties were under construction as of September 30, 1998, revenues for the nine months ended
September 30, 1998, represent only a portion of revenues which the Company is expected to earn in future periods.

         In October 1998, a tenant of 30 Boston Market Properties filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. For the nine months ended September 30, 1998, these Boston Market Properties represented approximately 12 percent of the Company's total rental and earned income. As a result of filing for bankruptcy, this tenant has the legal right to reject or affirm one or more of its leases with the Company. To date, the tenant has closed 13 Properties. Of the 13 Properties that have been closed, the tenant has officially rejected nine leases which accounted for approximately four percent of the Company's rental and earned income for the nine months ended September 30, 1998. While the tenant has not rejected or affirmed the remaining 21 leases, there can be no assurance that the tenant will not reject some or all of these leases in the future. The lost revenues resulting from the rejection by the tenant of all 30 leases could have an adverse effect on the results and operations of the Company if the Company is unable to re-lease the Properties in a timely manner. Currently, the Company is actively marketing the 13 closed Properties to existing and prospective clients and local and regional restaurant operators.

         As of September 30, 1998 and 1997, the Company had mortgage notes receivable with carrying values of $18,503,397 and $17,657,131, respectively. In connection therewith, the Company earned $1,301,493 and $1,252,326 in interest income relating to such Mortgage Loans during the nine months ended September 30, 1998 and 1997, respectively, $437,444 and $437,134 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, was attributable to the Company entering into new promissory notes in March 1997 and August 1998 in connection with additional Mortgage Loans.

         During the nine months ended September 30, 1998 and 1997, the Company also earned $4,775,552 and $1,347,188, respectively, in interest income, $1,839,871 and $419,384 of which was earned during the quarters ended September 30, 1998 and 1997, respectively, from promissory notes relating to Secured Equipment Leases, from investments in certificates and from investments in money market accounts or other short-term, highly liquid investments. The increase in interest income is primarily attributable to the Company accepting additional promissory notes relating to equipment loans and investing in Certificates subsequent to September 30, 1997. Interest income is expected to increase as the Company invests subscription proceeds received in the future relating to the 1998 Offering in short-term highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

         Operating expenses, including depreciation and amortization expense, were $5,877,986 and $2,491,055 for the nine months ended September 30, 1998 and 1997, respectively, of which $2,279,761 and $1,018,642 were incurred for the quarters ended September 30, 1998 and 1997, respectively. Total operating expenses increased primarily as a result of the Company owning additional Properties during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties, invests in additional Mortgage Loans and the Properties under construction and renovation become operational. However, asset management fees, and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

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

         In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus in EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring operating Property should be expensed as incurred. Due to the fact that the Company does not have an internal acquisitions function and instead, contracts these services from an external advisor, the effectiveness of EITF 97-11 had no material effect on the Company's financial position or results of operations.

         In May 1998, the Emerging Issues Task Force of the FASB reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Company's financial position or results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of interest rate swaps, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Company does not have any information technology systems. The Advisor of the Company provides all services requiring the use of information technology systems pursuant to a management agreement with the Company. The maintenance of embedded systems, if any, at the Company's properties is the responsibility of the tenants of the properties in accordance with the terms of the Company's leases. The Advisor has established a team dedicated to reviewing the internal information technology systems used in the operation of the Company, and the information technology and embedded systems and the Year 2000 compliance plans of the Company's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the Advisor consists of a network of personal computers and servers that were obtained from major suppliers. The Advisor utilizes various administrative and financial software applications on that infrastructure to perform the business functions of the Company. The inability of the Advisor to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Company's business activities or operations. Accordingly, the Advisor has requested and are evaluating documentation from the suppliers of the Advisor regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Company. The costs expected to be incurred by the Advisor to become Year 2000 compliant will be incurred by the Advisor; therefore, these costs will have no impact on the Company's financial position or results of operations.

         The Company has material third party relationships with its tenants, financial institutions and transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Company because of the Year 2000 deficiencies, such a failure may have a material impact on the Company. Accordingly, the Advisor has requested and is evaluating documentation from the Company's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the Advisor has not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the Advisor does not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The Advisor currently expects that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Company will be completed prior to June 30, 1999. Based on the progress the Advisor has made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, the Advisor does not foresee significant risks associated with the Company's Year 2000 compliance at this time. Because the Advisor is still evaluating the status of the systems used in business activities and operations of the Company and the systems of the third parties with which the Company conducts its business, the Advisor has not yet developed a comprehensive contingency plan and is unable to identify "the most reasonably likely worst case scenario" at this time. As the Advisor identifies significant risks related to the Company's Year 2000 compliance or if the Company's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Advisor will develop appropriate contingency plans.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities and Use of Proceeds.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
                         Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)       Exhibits

                           3.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation, as amended (Included as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.)

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

                           4.1      Amended   Reinvestment   Plan  (Included  as
                                    Exhibit 4.4 to  Registration  Statement  No.
                                    333-37657 on Form S-11 and incorporated herein by reference.)

                           4.2      Form  of  Stock  Certificate   (Included  as
                                    Exhibit 4.5 to  Registration  Statement  No.
                                    33-78790  on  Form  S-11  and   incorporated
                                    herein by reference.)

                           10.1 Advisory Agreement, dated as of April 24, 1998, between CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Included as Exhibit 10.10 to Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference.)

                           10.2     Amended   Reinvestment   Plan  (Included  as
                                    Exhibit 4.4 to  Registration  Statement  No.
                                    333-37657 on Form S-11 and incorporated herein by reference.)

                           10.3 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall; dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven D. Shackelford; and dated as of February 18, 1998 between CNL American Properties Fund, Inc. and Curtis B. McWilliams (Included as
                                    Exhibit 10.9 to  Registration  Statement No.
                                    333-15411 on Form S-11 and incorporated herein by reference.)

                           10.4 Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.)

                           27       Financial Data Schedule (Filed herewith.)

                 (b) The Company filed one report on Form 8-K, reporting the formation and recommendations of a special committee of the Board of Directors, on July 27, 1998. The recommendations of the special committee are set forth in detail in this report on Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 13th day of November, 1998.


                       CNL AMERICAN PROPERTIES FUND, INC.


                          By: /s/ James M. Seneff, Jr.
                              ------------------------------
                              JAMES M. SENEFF, JR.
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive Officer)


                          By: /s/ Steven D. Shackelford
                              ------------------------------
                              STEVEN D. SHACKELFORD
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)