Form 10-K405
period 1998-12-31
CNL AMERICAN PROPERTIES FUND INC
filed 1999-03-30
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant has made three offerings of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. The number of Shares held by non-affiliates as of March 19, 1999 was 74,656,927. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share.

         The number of shares of common stock outstanding as of March 19, 1999 was 74,676,927.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Registrant incorporates by reference portions of the CNL American Properties Fund, Inc. Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 1999.

                                     PART I


Item 1.  Business

         CNL American Properties Fund, Inc. is a Maryland corporation that was organized on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partners, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp., CNL APF Partners, LP and CNL/Corral South Joint Venture. In April 1995, the Company commenced a public offering for the sale of up to 16,500,000 shares ($165,000,000) of common stock (the "Shares") (the "Initial Offering"). Following the completion of its Initial Offering in February 1997, the Company commenced an offering of up to 27,500,000 Shares (the "1997 Offering"). Following the completion of the 1997 Offering in March 1998, the Company commenced an offering of up to 34,500,000 Shares ("the 1998 Offering"). The Company's 1998 Offering became fully subscribed in December 1998 and proceeds from the last subscriptions were received in January 1999. As of December 31, 1998, the Company had received aggregate subscription proceeds from its Initial Offering, 1997 Offering and 1998 Offering of $747,253,675 (74,725,368 Shares), including $5,572,261 (557,226 Shares) issued through the reinvestment plan.

         The Company had adopted a reinvestment plan pursuant to which stockholders could elect to have the full amount of their cash distributions from the Company reinvested in additional Shares of common stock of the Company. In October 1998, the Board of Directors elected to terminate the Company's reinvestment plan. In October 1998, the Board of Directors also elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Shares, subject to certain conditions and limitations. During the year ended December 31, 1998, 69,514 Shares were redeemed at $9.20 per Share ($639,528) and retired from Shares outstanding of common stock.

         On March 11, 1999, the Company entered into several agreements to acquire certain affiliates of CNL Group, Inc. (the "Acquisitions"). The Acquisitions consist of:

         Acquisition of Advisor and the CNL Restaurant Financial Services Group. Pursuant to an Agreement and Plan of Merger with CNL Fund Advisors, Inc. (the "Advisor"), the Company will become internally advised and acquire complete acquisition and development and in-house management functions by acquiring the Advisor. Because the Company has had no employees since its inception, the Advisor has provided these functions on behalf of the Company and has been responsible for the day-to-day operations of the Company, including raising capital, investment analysis, acquisitions, due diligence, asset management and accounting services.

         Additionally, pursuant to an Agreement and Plan of Merger with CNL Financial Corp. and CNL Financial Services, Inc. (together, the "CNL Restaurant Financial Services Group" and together with the Advisor, the "CNL Restaurant Businesses"), the Company will increase its financing capabilities and expand its mortgage loan portfolio. The CNL Restaurant Financial Services Group makes and services mortgage loans to operators of national and regional restaurant chains and securitizes a portion of those loans. As consideration for the acquisition of the CNL Restaurant Businesses, the Company has agreed to issue
12.3 million Shares.

         Acquisition of CNL Income Funds. In order to increase the size of its restaurant property portfolio, the Company also entered into an Agreement and Plan of Merger with each of the 18 CNL Income Funds, which are Florida limited partnerships, engaged in the purchase and triple-net leasing of restaurant properties (the "Funds"). As consideration for the acquisition of the Funds (and assuming all of the Funds are acquired), the Company has agreed to issue 61 million Shares. The general partners of each of the Funds plan to hold a special meeting of the partners during the third quarter of 1999 for each Fund, at which it will request approval of the acquisition of the Fund by the Company. Limited parters holding in excess of 50% of each Fund's outstanding limited partnership interests must approve the Fund's acquisition prior to consummation of the transaction.

         The Company was formed primarily to acquire restaurant properties (the "Properties") located across the United States, directly or indirectly through joint venture or co-tenancy arrangements, to be leased on a long-term (generally, 15 to 20 years, plus renewal options for an additional 10 to 20 years), "triple-net" basis, which means that the tenant will be responsible for repairs, maintenance, property taxes, utilities and insurance. As of March 11, 1999, the Company owned a portfolio of 469 Properties located across the United States which are leased to operators of certain national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company structures the leases of its Properties to provide for payment of base annual rent with (i) automatic increases in base rent and/or (ii) percentage rent based on gross sales above a certain level. The Company also offers financing for the purchase of buildings, generally by tenants that lease the underlying land from the Company (the "Mortgage Loans"). Mortgage Loans are expected to constitute from 5% to 10% of the Company's total investments. The Company will re-evaluate this policy in connection with the consummation of the Acquisitions, as described above. Management believes that the economic effects of the Mortgage Loans for the purchase of buildings are similar to those of its leases (generally with full repayment in 15 to 20 years). In addition, the Company offers furniture, fixtures and equipment (the "Equipment") financing to operators of Restaurant Chains pursuant to which the Company provides, through direct financing leases and loans, the Equipment (collectively, the "Secured Equipment Leases"). The Company has represented that at the end of each quarter, the value of the Equipment together with any personal property owned by the Company, in the aggregate, will represent less than 25% of the Company's total assets. In 1996, the Company obtained a $15,000,000 line of credit and subsequently amended such line of credit to $35,000,000, which the Company can use to fund Secured Equipment Leases, to purchase Properties and to provide Mortgage Loans. The Company anticipates renegotiating and increasing its line of credit in the first quarter of 1999.

         As of December 31, 1998, net proceeds to the Company from its Initial Offering, 1997 Offering, 1998 Offering and capital contributions from the
Company's Advisor, after deduction of organizational and offering expenses, totalled $670,336,817. The Company acquired its first Property on June 30, 1995, and as of December 31, 1998, approximately $549,917,000 of net offering proceeds had been used to invest, or committed for investment, in (i) 409 Properties (including 40 Properties on which a restaurant was being constructed or renovated), (ii) mortgage financing of approximately $19,489,000, (iii) investments in franchise loan certificates of approximately $16,100,000 and (iv) acquisition fees to the Advisor totalling $33,595,134 and certain acquisition expenses. In addition, as of December 31, 1998, the Company had entered into 39 Secured Equipment Leases and entered into ten promissory notes totalling approximately $19,113,000 with borrowers for equipment financing. As of March 11, 1999, the Company had invested or committed for investment the majority of the net offering proceeds received from the Initial Offering, 1997 Offering and 1998 Offering. As of March 11, 1999, the Company had acquired 60 additional Properties (33 of which were under construction), as described below in Item 2. Properties. As of March 11, 1999, the Company had entered into ten additional Secured Equipment Leases, entered into five additional promissory notes totalling approximately $721,000 with borrowers for equipment financing and entered into one additional promissory note for approximately $783,000 with a borrower for a Mortgage Loan. The Company currently is negotiating to acquire additional Properties, but as of March 11, 1999, had not acquired any such Properties. The Company will use proceeds available from the line of credit and the remaining net offering proceeds to acquire additional Properties.

         Currently, the Company's primary investment objectives are (i) to preserve, protect, and enhance the Company's assets, (ii) making quarterly distributions, (iii) obtaining fixed income through the receipt of base rent, as well as increase the Company's income (and distributions) and provide protection against inflation through automatic increases in base rent and receipt of percentage rent, and to obtain fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases, (iv) continuing to qualify as a REIT for federal income tax purposes and (v) providing stockholders of the Company with liquidity of their investment (although liquidity cannot be assured thereby) through listing the Shares of the Company on the New York Stock Exchange or other national exchange or over-the-counter market ("Listing").

         The Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or a Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness on the line of credit. The Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company (although liquidity cannot be assured thereby) no later than in the fourth quarter of 1999. If Listing occurs, the Company intends to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT. If Listing does not occur by December 31, 2005, the Company will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

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

         The Company does not anticipate selling the Secured Equipment Leases prior to expiration of the lease term, except in the event that the Company undertakes orderly liquidation of its assets. In addition, the Company does not anticipate selling any Mortgage Loans prior to the expiration of the loan term, except in the event (i) the Company owns the Property (land only) underlying the building improvements which secure the Mortgage Loan and the sale of the Property occurs, or (ii) the Company undertakes an orderly sale of its assets. The Company will re-evaluate this policy in connection with the consummation of the Acquisitions, as described above.

Leases

         As of December 31, 1998, the Company had acquired, either directly or through a joint venture arrangement, 409 Properties, which are subject to long-term, triple-net leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. The leases of the Properties owned by the Company and the joint ventures in which the Company is a co-venturer, generally provide for initial terms ranging from 15 to 20 years and expire between 2006 and 2018. The leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $52,000 to $468,000. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         In connection with the acquisition of five Properties acquired during 1998 that are building only, the Company has entered into tri-party agreements with the tenants and the owners of the land. The tri-party agreements provide that the tenant is responsible for all obligations under the ground lease and provide certain rights to the Company to help protect its interest in the buildings in the event of a default by the tenant under the terms of the ground lease. In connection with the purchase of one of the Properties that is building only, the Company has entered into an assignment of an interest in the ground lease with the landlord of the land. The assignment provides that the ground lessee is responsible for all obligations under the ground lease and provides certain rights to the Company relating to the maintenance of its interest in the building in the event of a default by the lessee under the terms of the ground lease.

         During the period January 1, 1999 through March 11, 1999, the Company acquired 60 additional Properties (33 of which are under construction). The leases for these Properties are substantially the same as those described above.

Major Tenants

         During 1998, one of the Company's lessees, Foodmaker, Inc. (which operates and franchises Jack in the Box restaurants), contributed more than ten percent of the Company's total rental, earned income and interest income relating to its Properties, Mortgage Loans, Secured Equipment Leases and Certificates. Foodmaker, Inc. is the lessee under leases relating to 50 restaurants. In addition, two Restaurant Chains, Golden Corral Family Steakhouse and Jack in the Box, each accounted for more than ten percent of the Company's total rental, earned income and interest income relating to Properties, Mortgage Loans, Secured Equipment Leases and Certificates during 1998. Because the
Company has not completed its investment in Properties, Mortgage Loans and Secured Equipment Leases, it is not possible to determine which lessees, borrowers or Restaurant Chains will contribute more than ten percent of the Company's rental, earned income and interest income during 1999 and subsequent years. In the event that certain lessees, borrowers or Restaurant Chains contribute more than ten percent of the Company's rental, earned income and interest income in future years, any failure of such lessees, borrowers or Restaurant Chains could materially affect the Company's income. As of December 31, 1998, no single lessee or borrower, or group of affiliated lessees or borrowers leased Properties or was the borrower under Mortgage Loans with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of total assets of the Company.

Mortgage Loans and Mortgage Loan Securitizations

         During 1998, the Company provided mortgage financing of approximately $2,902,000 evidenced by four mortgage notes which are collateralized by building improvements on four Properties. The Mortgage Loans bear interest at rates ranging from 9.5% to 11 percent per annum and are being collected in monthly installments with maturity dates ranging from 2000 to 2014.

         During 1998, the Company invested approximately $16,100,000 of the offering proceeds in franchise loan certificates (the "Certificates") in a mortgage loan securitization sponsored by an affiliate of the Company's Advisor. A securitization is a process of taking what historically has been a non-liquid asset class and transforming the asset into an underlying liquid security. A mortgage loan securitization takes a non-liquid financial asset (a group of mortgage loans) and aggregates these loans together into a pool and creates a security backed by these loans, which is issued to investors. We believe this investment represents an opportunity for the Company to achieve investment returns similar to those generated by its triple-net leased restaurant Properties. In addition, the Company has pre-existing, triple-net leasing arrangements with the majority of the borrowers underlying the pool of loans. Prior to acquiring the Certificates, the Company engaged a nationally recognized investment banking firm to evaluate its investment in the Certificates and the firm provided a valuation letter to the Company that the purchase price paid by the Company was consistent with the estimated value of the cash flow expected to be generated from the Certificates. The Company invested in securities rated BB and B as well as a non-rated class.

Secured Equipment Leases

         In 1997, the Company entered into two promissory notes with a borrower for equipment financing, totalling $13,225,000, which are collateralized by restaurant equipment. Payments of principal and interest were received by the Company during 1998. In December 1998, additional equipment financing was provided to this borrower, resulting in two new promissory notes consolidating the new amounts with the previous amounts loaned in 1997. The two new (consolidated) promissory notes total the original $13,225,000, bear interest at a rate of ten percent per annum and will be collected in 84 equal monthly installments of principal and interest beginning on February 1, 1999. In 1998, the Company entered into several promissory notes with borrowers for equipment financing in the aggregate sum of $5,887,512, collateralized by restaurant equipment. These promissory notes bear interest ranging from ten percent to 11 percent per annum and are being collected in monthly installments with maturity dates ranging from 1999 to 2006.

Joint Venture Arrangements

         In August 1995 and June 1998, the Company entered into joint venture arrangements, CNL/Corral South Joint Venture and CNL/Lee Vista Joint Venture, respectively, with unaffiliated entities for each to purchase and hold one Property. The joint venture arrangements provide for the Company and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Company and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         CNL/Corral South Joint Venture and CNL/Lee Vista Joint Venture have initial terms of 15 years and 30 years, respectively, and after the expiration of the initial terms, continue in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the property owned by a joint venture and mutual agreement of the Company and its joint venture partners to dissolve the joint venture.

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

         The Company shares management control with its joint venture partner for CNL/Lee Vista Joint Venture. The joint venture agreement restricts each venturer's ability to sell, encumber or possess any venture property, or to assign its interest or rights in venture property without the consent of its joint venture partner. The joint venture agreement also prohibits any partner from confessing judgment against the joint venture, lending or borrowing money or entering into any commitment on behalf of the joint venture, or participating in any act which would make it impossible to carry on the ordinary business of the joint venture.

         As of December 31, 1998, the Company owned an 85.47% interest in CNL/Corral South Joint Venture. Net cash flows from operations of the joint venture are distributed to the Company and its joint venture partner in accordance with each partners' respective interest. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the Company until it has received a return of its capital contribution, plus a 20 percent return on its capital contributions, then to the other joint venture partner to the extent of its positive capital account balance plus 20 percent thereof; and thereafter, in proportion to each joint venture partners' percentage interest in the joint venture.

         As of December 31, 1998, the Company owned a 55.38% interest in CNL/Lee Vista Joint Venture. Net cash flows from operations of the joint venture are distributed to the Company and its joint venture partner in accordance with each partners' respective interest. Any liquidation proceeds, after paying joint venture debts and liabilities, paying partners for loans made by them to the joint venture and funding reserves for contingent liabilities, will be distributed to each joint venture partner in proportion to their then respective aggregate unreturned capital contributions.

Certain Management Services

         The Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program pursuant to an advisory agreement (the "Advisory Agreement") between it and the Company. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, Secured Equipment Leases and the line of credit, collecting rental, Mortgage Loan and Secured Equipment Lease payments, inspecting the Properties and the tenants' books and records, and responding to tenant inquiries and notices. The Advisor also provides information to the Company about the status of the leases, the Properties, the Mortgage Loans, the Secured Equipment Leases and the line of credit. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and Mortgage Loans, the Advisor receives a monthly asset and mortgage management fee of one-twelfth of .60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the proceeding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. For negotiating equipment financing and loans and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time Secured Equipment Lease servicing fee of two percent of the purchase price of the equipment that is the subject of a lease or loan (the "Secured Equipment Lease Servicing Fee").

         The Advisory Agreement continues until April 19, 1999, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior notice by each party.

Borrowing

         The Company has a revolving $35,000,000 uncollateralized line of credit (the "Line of Credit") with a bank that enables the Company to receive advances under the Line of Credit to provide equipment financing, to purchase and develop Properties and to fund Mortgage Loans. The advances bear interest at a rate of LIBOR plus 1.65% or the bank's prime rate, whichever the Company selects at the time of borrowing. Interest only is repayable monthly until July 31, 1999, at which time all remaining interest and principal shall be due. The Line of Credit provides for two one-year renewal options. Advances used to purchase and develop Properties and to fund Mortgage Loans will be repaid using additional offering proceeds or refinanced on a long-term basis. The Company will not encumber Properties in connection with the Line of Credit. The Company anticipates renegotiating and increasing its Line of Credit in the first quarter of 1999.

         During the year ended December 31, 1998, the Company obtained advances totalling $7,692,040 under the Line of Credit, the proceeds of which were used to fund 12 Secured Equipment Leases (including four partially funded Secured Equipment Leases as of December 31, 1998) and to provide equipment financing in the form of promissory notes as described above in Item 1. Business -- Leases. The Company expects to obtain additional advances under the Line of Credit to fund any Secured Equipment Leases entered into in the future. The Company intends to limit the amount of Secured Equipment Leases it enters into to ten percent of gross proceeds of its offerings.

         The Company expects to use uninvested net offering proceeds and proceeds from borrowing against its Line of Credit to purchase additional Properties, to fund construction costs relating to the Properties under construction, to make Mortgage Loans and to fund Secured Equipment Leases.

Competition

         The fast-food, family-style and casual dining restaurant business is characterized by intense competition. The operators of the restaurants located on the Company's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

         Many successful fast-food, family-style and casual dining restaurants are located in "eating islands", which are areas to which people tend to return frequently and within which they can diversify their eating habits, because in many cases local competition may enhance the restaurant's success instead of detracting from it. Fast-food, family-style and casual dining restaurants frequently experience better operating results when there are other restaurants in the same area.

         The Company will be in competition with other persons and entities both to locate suitable Properties to acquire and to locate purchasers for its Properties. The Company also will compete with other financing sources such as banks, mortgage lenders and sale/leaseback companies for suitable tenants for its Properties, borrowers for its Mortgage Loans and lessees and borrowers for its Secured Equipment Leases.

Employees

         Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company's Executive Officers. The Company has no other employees.

Item 2.  Properties

         As of December 31, 1998, the Company owned, either directly or through a joint venture arrangement, 409 Properties, located in 38 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

         During the period January 1, 1999 through March 11, 1999, the Company acquired 60 additional Properties (33 of which were under construction), for cash at a total cost of approximately $54,283,000, excluding development costs, acquisition fees and certain acquisition expenses. The leases of these Properties are substantially the same as the leases described in Item 1. Business - Leases.

         The Company currently is negotiating to acquire additional properties, but as of March 11, 1999, had not acquired any such properties.

Description of Properties

         Land. The Company's Property lot sizes range from approximately 11,500 to 190,000 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,300 to 12,700 square feet. Generally, buildings on Properties owned by the Company are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         As of December 31, 1998, the Company owned 26 Properties that consist of only building. The Company does not own the underlying land. In connection with the acquisition of each of these Properties, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord, as described in
Item 1. Business - Leases.

         Leases with Major Tenants. The terms of the leases with the Company's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Foodmaker, Inc. leases 50 Jack in the Box Properties. The initial term of each lease is 18 years (expiring between 2011 and 2016) and the aggregate minimum base annual rent is approximately $5,338,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 32,199 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on the New York Stock Exchange or other national securities exchange or over-the-counter market no later than in the fourth quarter of 1999, there is no assurance that listing will occur and if listing occurs there is no assurance that a public market for the Shares will develop. In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Shares, subject to certain conditions and limitations. During the year ended December 31, 1998, 69,514 Shares were redeemed at $9.20 per Share ($639,528) and retired from Shares outstanding of common stock.

         As of December 31, 1998, the offering price per Share was $10.

         The Company expects to distribute at least 95% of its real estate investment trust taxable income to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 1998 and 1997, the Company declared cash distributions of $39,449,149 and $16,854,297, respectively, to stockholders. For federal income tax purposes, 84.87% and 93.33% of distributions paid in 1998 and 1997, respectively, were considered to be ordinary income and 15.13% and 6.67%, respectively, were considered to be a return of capital. No amounts distributed to stockholders for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per Share:

                                       First            Second             Third            Fourth             Year
                                   --------------    -------------     --------------    -------------     --------------
1998 Quarter

Total distributions declared          $7,281,343       $8,711,463        $10,467,640      $12,988,703        $39,449,149
Distributions per Share                   0.1906           0.1906             0.1906           0.1906             0.7624


1997 Quarter

Total distributions declared          $2,693,357       $3,589,113         $4,597,499       $5,974,328        $16,854,297
Distributions per Share                   0.1792           0.1865             0.1885           0.1906             0.7448


         In January, February and March 1999, the Company declared distributions to stockholders totalling $4,744,904, $4,746,243 and $4,746,243, respectively, ($0.06354 per Share) payable in March 1999.

         The Company intends to continue to declare distributions of cash to the stockholders. The Company expects that future distributions will be declared on a quarterly basis.

Item 6.  Selected Financial Data

                                            1998            1997            1996            1995          1994 (1)
                                       ---------------  -------------- --------------- --------------- ---------------
Year ended December 31:
     Revenues                            $ 42,187,037    $19,457,933      $ 6,206,684      $  659,131        $
                                                                                                             --
     Net earnings                          32,152,408     15,564,456        4,745,962         368,779              --
     Cash distributions declared           39,449,149     16,854,297        5,436,072         638,618              --
     Funds from operations (2)             37,191,065     17,732,888        5,355,464         471,670              --
     Earnings per Share (4)                      0.60           0.66             0.59            0.19              --
     Cash distributions declared
         per Share                               0.76           0.74             0.71            0.31              --
     Weighted average number of
         Shares outstanding (3)            53,296,438     23,423,868        8,071,670       1,898,350              --

At December 31:
     Total assets                        $680,352,013   $339,077,762     $134,825,048    $ 33,603,084      $  929,585
     Total stockholders' equity (4)       660,810,286    321,638,101      122,867,427      31,980,648         200,000

(1) Selected financial data for 1994 represents the period May 2, 1994 (date of inception) through December 31, 1994.

(2) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, plus amortization of direct financing leases and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP include the noncash effect of straight-lining rent increases throughout the lease term and/or rental payments during the construction of a property prior to the date it is placed in service. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the years ended December 31, 1998, 1997, 1996, and 1995, net earnings included $2,734,767, $1,941,054, $517,067 and $39,142, respectively, of these amounts.) FFO was restated by the Company for the years ended December 31, 1997, 1996 and 1995 to add back the amortization of direct financing leases. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings),
         (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

(3) The weighted average number of Shares outstanding for 1995 is based upon the period the Company was operational.

(4) For each of the periods presented, the Company was in the offering and acquisition stages; therefore, the information presented does not present a full period during which net offering proceeds have been fully invested.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         CNL American Properties Fund, Inc. is a Maryland corporation that was organized on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partners, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp., CNL APF Partners, LP and CNL/Corral South Joint Venture. The Company was formed primarily for the purpose of acquiring properties, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The Company also provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

         The following information, including, without limitation, the Year 2000 compliance disclosure and the interest rate risk management disclosure, that are not historical facts may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under an increased line of credit, the ability of the Company to invest the proceeds of its offerings of common stock, the ability of the Company to locate suitable tenants for its properties and borrowers for its Mortgage Loans and the ability of tenants and borrowers to make payments under their respective leases, Secured Equipment Leases or Mortgage Loans.

         As of December 31, 1998, the Company had investments in 409 Properties in 38 states, including two Properties through two joint venture arrangements and 40 Properties which were under construction or renovation.

Liquidity and Capital Resources

         The Company was formed in May 1994, at which time the Company received initial capital contributions of $200,000 for 20,000 shares of common stock from CNL Fund Advisors, Inc. (the "Advisor"). In April 1995, the Company commenced a public offering for the sale of up to 16,500,000 shares (the "Shares") ($165,000,000) of common stock (the "Initial Offering"). Following the completion of its Initial Offering in February 1997, the Company commenced an offering of up to 27,500,000 Shares of common stock (the "1997 Offering"). Following the completion of the 1997 Offering in March 1998, the Company commenced an offering of up to 34,500,000 Shares (the "1998 Offering"). The Company's 1998 Offering became fully subscribed in December 1998 and proceeds from the last subscriptions were received in January 1999. As of December 31, 1998, the Company had received aggregate subscription proceeds from its Initial Offering, 1997 Offering and 1998 Offering of $747,253,675 (74,725,368 Shares), including $5,572,261 (557,226 Shares) issued through the reinvestment plan.

         The Company had adopted a reinvestment plan pursuant to which stockholders could elect to have the full amount of their cash distributions from the Company reinvested in additional Shares of common stock of the Company. In October 1998, the Board of Directors elected to terminate the Company's reinvestment plan. In October 1998, the Board of Directors also elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Shares, subject to certain conditions and limitations. During the year ended December 31, 1998, 69,514 Shares were redeemed at $9.20 per Share ($639,528) and retired from Shares outstanding of common stock.

         As of December 31, 1998, net proceeds to the Company from its Initial Offering, 1997 Offering, 1998 Offering and capital contributions from the Advisor, after deduction of stock issuance costs, totalled $670,336,817. Approximately $549,917,000 of such amount had been used to invest, or committed for investment, in (i) 409 Properties (including 40 Properties on which a restaurant was being constructed or renovated) as of December 31, 1998, (ii) mortgage financing of approximately $19,489,000, (iii) investments in franchise loan certificates of approximately $16,100,000 and (iv) acquisition fees to the Advisor totalling $33,595,134 and certain acquisition expenses. The Company acquired 23 of the 409 Properties from affiliates for purchase prices totalling approximately $23,455,000. Each Property acquired from an affiliate was purchased at a cost no greater than the lesser of the cost of the Property to the affiliate (including carrying costs) or the Property's appraised value.

         In connection with the 40 Properties under construction at December 31, 1998, the Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $61,307,000, of which approximately $44,253,000 had been incurred as of December 31, 1998. The buildings currently under construction are expected to be operational by June 1999. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

         As of March 11, 1999, the Company had received the final subscription proceeds from the 1998 Offering, bringing total subscription proceeds received to $747,464,410 (74,746,441 Shares), of which $639,528 (69,514 Shares) had been retired pursuant to the Company's redemption plan, from its Initial Offering, 1997 Offering and 1998 Offering, including $5,572,261 (557,226 Shares) issued pursuant to the Company's reinvestment plan. Approximately $613,401,000 of such amount had been used to invest, or committed for investment in (i) 469
Properties as of March 11, 1999, (ii) mortgage financing of approximately $20,272,000, (iii) investments in franchise loan certificates of approximately $16,100,000 and (iv) acquisition fees to the Advisor totalling $33,604,618 and certain acquisition expenses.

         The Company expects to use uninvested net offering proceeds and proceeds from borrowing against its line of credit to purchase additional Properties, to fund construction costs relating to the Properties under construction and to make Mortgage Loans. The Company expects to fund the Secured Equipment Leases with proceeds from the line of credit. The Company intends to limit equipment financing to ten percent of the aggregate gross offering proceeds from its offerings. The Company anticipates renegotiating and increasing its line of credit in the first quarter of 1999. Remaining uninvested net proceeds from the Company's 1998 Offering combined with a larger, unsecured, revolving line of credit are expected to provide adequate capital for investments in Properties, Mortgage Loans and Secured Equipment Leases through 1999.

         The Company currently is negotiating to acquire additional Properties, but as of March 11, 1999, had not acquired any such Properties.

         During 1998, the Company sold three Properties to tenants. During 1997, the Company sold five of its Properties and the equipment relating to two Secured Equipment Leases to tenants. The Company received net proceeds of approximately $2,386,000 and $7,252,000 during 1998 and 1997, respectively, which approximated the carrying value of the Properties and the equipment at the time of the sales. As a result, no gain or loss was recognized for financial reporting purposes. The Company used the net sales proceeds relating to the sale of the equipment to repay amounts previously advanced under its line of credit. The Company reinvested the proceeds from the sale of Properties in additional Properties.

         During 1998, the Company invested approximately $16,100,000 of the offering proceeds in franchise loan certificates (the "Certificates") in a mortgage loan securitization sponsored by an affiliate of the Company's Advisor. A securitization is a process of taking what historically has been a non-liquid asset class and transforming the asset into an underlying liquid security. A mortgage loan securitization takes a non-liquid financial asset (a group of mortgage loans) and aggregates these loans together into a pool and creates a security backed by these loans, which is issued to investors. We believe this investment represents an opportunity for the Company to achieve investment returns similar to those generated by its triple-net leased restaurant Properties. In addition, the Company has pre-existing, triple-net leasing arrangements with the majority of the borrowers underlying the pool of loans. Prior to acquiring the Certificates, the Company engaged a nationally recognized investment banking firm to evaluate its investment in the Certificates and the firm provided a valuation letter to the Company that the purchase price paid by the Company was consistent with the estimated value of the cash flow expected to be generated from the Certificates. The Company invested in securities rated BB and B as well as a non-rated class.

         During 1998, 1997 and 1996, the Company entered into Mortgage Loans in the principal sum of $2,901,742, $4,200,000 and $12,847,000, respectively, collateralized by mortgages on the buildings on Properties. The Mortgage Loans bear interest at rates ranging from 9.50% to 11 percent per annum and are being collected in monthly installments with maturity dates ranging from 2000 to 2017.

         In 1997, the Company entered into two promissory notes with a borrower for equipment financing, totalling $13,225,000, which are collateralized by restaurant equipment. Payments of principal and interest were received by the Company during 1998. In December 1998, additional equipment financing was provided to this borrower, resulting in two new promissory notes consolidating the new amounts with the previous amounts loaned in 1997. The two new (consolidated) promissory notes total the original $13,225,000, bear interest at a rate of ten percent per annum and will be collected in 84 equal monthly installments of principal and interest beginning on February 1, 1999. In 1998, the Company entered into several promissory notes with borrowers for equipment financing in the aggregate sum of $5,887,512, collateralized by restaurant equipment. These promissory notes bear interest ranging from ten percent to 11 percent per annum and are being collected in monthly installments with maturity dates ranging from 1999 to 2006.

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

         During the years ended December 31, 1998, 1997 and 1996, the Company obtained advances totalling $7,692,040, $19,721,804 and $3,666,896, respectively, under the Line of Credit, the proceeds of which were used to fund Secured Equipment Leases and to pay loan costs. During the years ended December 31, 1998, 1997 and 1996, the Company repaid $8,039, $20,784,577 and $145,080, respectively, of amounts advanced under the Line of Credit. During 1998 and 1997, the Company used uninvested net offering proceeds and proceeds relating to the 1997 sale of the equipment described above, to repay amounts advanced under the Line of Credit. The Company expects to obtain additional advances under the Line of Credit to fund future equipment financing requirements and to purchase Properties and to invest in Mortgage Loans.

         Properties are and will be leased on a long-term, triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by management.

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 1998 and 1997, the Company had $125,207,377 and $49,595,001, respectively, invested in such short-term investments (including certificates of deposit in the amount of $2,007,540 and $2,008,224, respectively). The increase in the amount invested in short-term investments reflects subscription proceeds derived from the sale of Shares during the year ended December 31, 1998. These funds will be used primarily to purchase and develop or renovate Properties (directly or indirectly through joint venture arrangements), to make Mortgage Loans, to pay offering and acquisition costs, to pay distributions to stockholders, to meet Company expenses and, in management's discretion, to create cash reserves.

         During the years ended December 31, 1998, 1997 and 1996, affiliates of the Company incurred on behalf of the Company $4,228,480, $2,351,244 and $804,617, respectively, for certain organizational and offering expenses. In addition, during the years ended December 31, 1998, 1997 and 1996, affiliates of the Company incurred on behalf of the Company $1,113,580, $514,908 and $206,103, respectively, for certain acquisition expenses and $924,683, $368,516 and $243,402, respectively, for certain operating expenses. As of December 31, 1998, the Company owed the Advisor and its affiliates $1,308,464 for such amounts, unpaid fees and accounting and administrative expenses.

         During the years ended December 31, 1998, 1997 and 1996, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $39,116,275, $17,076,214 and $5,482,540, respectively. Based on cash from
operations,   the  Company   declared   distributions  to  the  stockholders  of
$39,449,149,   $16,854,297   and   $5,436,072   during  1998,   1997  and  1996,
respectively. In addition, in January, February and March 1999, the Company declared distributions to its stockholders totalling $4,744,904, $4,746,243 and $4,746,243, respectively, payable in March 1999. For the years ended December 31, 1998, 1997 and 1996, 84.87%, 93.33% and 90.25%, respectively, of the distributions received by stockholders were considered to be ordinary income and 15.13%, 6.67% and 9.75%, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of March 11, 1999, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

         During 1998, the Company formed a special committee (the "Special Committee") consisting of the Independent Directors for the purpose of evaluating strategic alternatives designed to maximize stockholder value. The Special Committee retained the investment banking firms of Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Solomon Smith Barney Holdings, Inc. (the "Advising Firms") to advise the Special Committee regarding its strategic alternatives. In July 1998, the Advising Firms presented their findings and supporting financial information to the Special Committee. Based on the reports of the Advising Firms and its own analyses, the Special Committee unanimously agreed to present the recommendations described below to the full Board of Directors and the full Board of Directors unanimously adopted the recommendations of the Special Committee at a meeting held in July 1998.

         In summary, the Special Committee concluded that the best means to maximize stockholder value would be for the Company to (i) significantly increase the size of the Company by acquiring from affiliates of the Company's Advisor portfolios of Properties similar to those currently held by the Company,
(ii) become internally advised and acquire internal real estate development capability by acquiring the Advisor, (iii) expand its mortgage lending capabilities by acquiring two affiliates of the Advisor, thus allowing the Company to offer a full range of financing options to restaurant operators and
(iv) list its common stock on a national stock exchange, assuming market conditions are favorable. The Special Committee further recommended that the Company evaluate conducting a public offering of its common stock concurrently with the listing of its Shares.

         The acquisitions of portfolios of restaurant Properties and certain related restaurant businesses owned by affiliates are subject to certain conditions including certain of the sellers obtaining approval of the acquisitions by the limited partners. Accordingly, the acquisition of all of the entities is not assured.

         In addition, in order to effect the acquisitions of portfolios of Properties from affiliates of the Company's Advisor, the Company will need to increase its authorized common stock, which requires the approval of the Company's stockholders. It is expected that the request for a vote on such increase will be presented to the stockholders during 1999. In connection with such vote, complete information on the proposed transaction will be delivered to the Company's stockholders. Prior to seeking that vote, the Company will furnish to the stockholders an opinion of a third party that the consideration proposed to be paid by the Company for the acquisitions is fair to the Company from a financial point of view.

         On March 11, 1999, the Company entered into agreements to acquire (i) the Advisor, (ii) CNL Financial Corp. and CNL Financial Services, Inc., affiliates of the Advisor that provide mortgage loans and perform securitization transactions and (iii) 18 CNL Income Funds, limited partnerships affiliated with the Advisor whose properties are substantially the same type as the Company's (the "Income Funds"). In connection therewith, the Company has agreed to issue
7.6 million, 4.7 million and up to 61 million shares of common stock, respectively. The acquisition of each of the Income Funds is contingent upon certain conditions, including approval by the Company's stockholders to increase the number of authorized shares of common stock and approval by a majority of the limited partners of each Income Fund, as described above.

Results of Operations

         As of December 31, 1998, the Company had purchased and entered into long-term, triple-net leases for 409 Properties. The leases provide for minimum annual base rental payments and certain leases provide for percentage rent based on sales in excess of a specified amount. The majority of the leases also provide that, commencing in generally the sixth lease year, the annual base rent required under the terms of the leases will increase. In connection therewith, during the years ended December 31, 1998, 1997 and 1996, the Company earned a total of $33,129,661, $15,490,615 and $4,357,298, respectively, in rental income from operating leases, earned income from the direct financing leases and contingent rental income. The increase during 1998 and 1997, each as compared to the previous year, was attributable to the Company investing in additional Properties, Mortgage Loans and Secured Equipment Leases during 1998 and 1997. Because the Company has not yet invested all of its net offering proceeds and because it intends to make additional investments in Properties, Mortgage Loans and Secured Equipment Leases, revenues for the years ended December 31, 1998, 1997 and 1996, represent only a portion of revenues which the Company is expected to earn during future years in which the Company has completed additional investments and the Company's Properties are operational (and other investments in place) for the full period.

         During the years ended December 31, 1998, 1997 and 1996, the Company earned $3,085,518, $2,010,500 and $1,069,349, respectively, in interest income from Mortgage Loans and equipment financing. The increase during the years ended December 31, 1998 and 1997, each as compared to the previous year, is attributable to investing in additional loans collateralized by Properties and equipment during 1998 and 1997, as described above in "Liquidity and Capital Resources."

         During 1998, one of the Company's lessees, Foodmaker, Inc., contributed more than ten percent of the Company's total rental, earned income and interest income relating to its Properties, Mortgage Loans, Secured Equipment Leases and Certificates. Foodmaker, Inc. is the lessee under leases relating to 50 restaurants. In addition, two restaurant chains, Golden Corral Family Steakhouse and Jack in the Box, each accounted for more than ten percent of the Company's total rental, earned income and interest income relating to Properties, Mortgage Loans, Secured Equipment Leases and Certificates during 1998. Because the Company has not completed its investment in Properties, Secured Equipment Leases and Mortgage Loans as yet, it is not possible to determine which lessees, borrowers or restaurant chains will contribute more than ten percent of the Company's rental and interest income during 1999 and subsequent years. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's rental, earned income and interest income in future years, any failure of such lessees, borrowers or restaurant chains could materially affect the Company's income.

         In October 1998, Boston Chicken, Inc. and its affiliates, tenants of 27 Boston Market Properties, filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code; two additional Boston Market operators, tenants in three additional Boston Market Properties, also filed voluntary petitions for bankruptcy protection. As a result of these filings for bankruptcy, these tenants have the legal right to reject or affirm one or more leases with the Company. To date the restaurants on 13 of these Properties have been closed. Of the 13 Properties with closed restaurants, 12 leases have been rejected, accounting for approximately three percent of the Company's rental, earned and interest income for the year ended December 31, 1998. While the tenants have not rejected or affirmed the remaining 18 leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues resulting from the rejection of all 30 leases could have an adverse effect on the results and operations of the Company if the Company is unable to re-lease the Properties in a timely manner. Currently, the Company is actively marketing the 13 closed Properties to existing and prospective clients and local and regional restaurant operators.

         During the years ended December 31, 1998, 1997 and 1996, the Company earned $5,899,028, $1,931,331 and $773,404, respectively, in investment and interest income from investments in the Certificates, money market accounts or other short-term, highly liquid investments. The increase in investment and interest income is primarily attributable to the receipt of subscription proceeds from the 1998 Offering that are being temporarily invested in money market accounts or short-term, highly liquid investments pending investment in Properties and Mortgage Loans. The increase was also attributable to the investment in the Certificates during 1998, as described above in "Liquidity and Capital Resources." As net offering proceeds are invested in Properties and used to make Mortgage Loans, interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

         Operating expenses, including depreciation and amortization expense, were $9,408,957, $3,862,024 and $1,430,795 for the years ended December 31,
1998, 1997 and 1996, respectively. Total operating expenses increased during each of the years ended December 31, 1998 and 1997, each as compared to the prior year, primarily as a result of the Company having invested in additional Properties, Mortgage Loans and Secured Equipment Leases during each year. Operating expenses for the year ended December 31, 1998, include a provision for uncollectible mortgage notes of $636,614 relating to two promissory notes with a borrower due to financial difficulties the borrower is experiencing. General and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties, invests in additional Mortgage Loans and Secured Equipment Leases and the Properties under construction become operational. However, asset and mortgage management fees and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

         During the year ended December 31, 1998, the Company recorded provisions for losses on land and buildings in the amount of $611,534 for financial reporting purposes relating to two Shoney's Properties and two Boston Market Properties. The tenants of these Properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represent the difference between the carrying value of the Properties at December 31, 1998 and the estimated net realizable value for these Properties.

         The Company has made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1995. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be eligible to make a new election until the fifth taxable year following the year for which the revocation or termination is effective. Such an event could materially affect the Company's net income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 1998, 1997 and 1996. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

         Generally, the Company's leases as of December 31, 1998, are triple-net leases and contain provisions that management believes will mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Company's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

Year 2000

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

         The Company currently does not have any information technology systems. The Advisor of the Company provides all services requiring the use of information technology systems pursuant to a management agreement with the Company. The maintenance of embedded systems, if any, at the Company's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Company's leases. The Advisor and its affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Company, and the information technology and embedded systems and the Year 2000 compliance plans of the Company's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the Advisor and its affiliates consists of a network of personal computers and servers that were obtained from major suppliers. The Advisor and its affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Company. The inability of the Advisor and its affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Company's business activities or operations. Accordingly, the Advisor and its affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the Advisor and its affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Company. The Advisor and its affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the Advisor and its affiliates to become Year 2000 compliant will be incurred by the Advisor and its affiliates; therefore, these costs will have no impact on the Company's financial position or results of operations.

         The Company has material third party relationships with its tenants, financial institutions and transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Company because of the Year 2000 deficiencies, such a failure may have a material impact on the Company. Accordingly, the Advisor and its affiliates have requested and are evaluating documentation from the Company's tenants, financial institutions and transfer agent relating to their Year 2000 compliance plans. The Advisor and its affiliates have not yet received sufficient certifications to be assured that the tenants, financial institutions and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the Advisor and its affiliates do not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The Advisor and its affiliates currently expect that all Year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Company will be completed prior to June 30, 1999. Based on the progress the Advisor and its affiliates have made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, the Advisor and its affiliates do not foresee significant risks associated with the Company's Year 2000 compliance at this time. Because the Advisor and its affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Company and the systems of the third parties with which the Company conducts its business, the Advisor and its affiliates have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the Advisor and its affiliates identify significant risks related to the Company's Year 2000 compliance or if the Company's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Advisor and its affiliates will develop appropriate contingency plans.

Interest Rate Risk

         The Company has provided fixed rate Mortgage Loans and equipment financing to borrowers. The Company has also invested in Certificates with fixed and adjustable rates. Management believes that the estimated fair value of the Mortgage Loans, equipment financing and Certificates at December 31, 1998 approximated the outstanding principal amounts. The Company is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                           Mortgage and equipment notes                    Certificates
                                   Fixed Rates                   Fixed Rates        Floating Rates
                        -----------------------------------    ---------------- -- ------------------
      1999                           $ 3,923,380                       $     0              $     0
      2000                             5,913,062                             0                    0
      2001                             2,226,757                             0                    0
      2002                             2,463,159                             0                    0
      2003                             2,798,068                             0                    0
      Thereafter                      20,411,249                     9,514,215            6,568,839
                                  ===============                ==============       ==============
                                     $37,735,675                    $9,514,215           $6,568,839
                                  ===============                ==============       ==============

         As of December 31, 1998, the Company had $10,143,044 outstanding under its Line of Credit. In connection with entering into this Line of Credit, the Company entered into interest rate swap agreements with a commercial bank to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements effectively change the Company's interest rate exposure on notional amounts totalling approximately $2,110,000 of the outstanding floating rate notes to fixed rates ranging from 8.75% to nine percent per annum. The notional amounts of the interest rate swap agreements amortize over the period of the agreements which approximate the term of the related notes. As of December 31, 1998, the notional balance was approximately $1,339,900. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparty. Management does not believe the impact of any payments of a termination penalty, in the event the Company determines to terminate the swap agreements prior to the end of their respective terms, would be material to the Company's financial position or results of operations.


Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

         This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        Report of Independent Accountants



To the Board of Directors
CNL American Properties Fund, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL American Properties Fund, Inc. (a Maryland corporation) and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Orlando, Florida
January 29, 1999, except for Note 17 for which the date is March 11, 1999

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                              1998                    1997
                                                                         ---------------         ---------------
ASSETS

Land and buildings on operating
    leases, less accumulated
    depreciation and allowance
    for loss on land and buildings                                        $393,339,334             $205,338,186
Net investment in direct financing leases                                   91,675,650               47,613,595
Investment in joint venture                                                    988,078                       --
Mortgage notes receivable                                                   19,631,693               17,622,010
Equipment notes receivable                                                  19,377,380               13,548,044
Other investments                                                           16,201,014                       --
Cash and cash equivalents                                                  123,199,837               47,586,777
Certificates of deposit                                                      2,007,540                2,008,224
Receivables, less allowance for doubtful accounts
    of $1,069,024 and $99,964, respectively                                    526,650                  635,796
Accrued rental income                                                        3,959,913                1,772,261
Intangibles and other assets                                                 9,444,924                2,952,869
                                                                       ----------------        -----------------

                                                                          $680,352,013             $339,077,762
                                                                       ================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                             $10,143,044              $ 2,459,043
Accrued construction costs payable                                           4,170,410               10,978,211
Accounts payable and accrued expenses                                        1,035,436                1,060,497
Due to related parties                                                       1,308,464                1,524,294
Rents paid in advance                                                          954,271                  517,428
Deferred rental income                                                       1,189,883                  557,576
Other payables                                                                 458,402                   56,878
                                                                       ----------------        -----------------
       Total liabilities                                                    19,259,910               17,153,927
                                                                       ----------------        -----------------

Minority interest                                                              281,817                  285,734
                                                                       ----------------        -----------------

Commitments (Note 16)

Stockholders' equity:
    Preferred stock, without par value.  Authorized
       and unissued 3,000,000 shares                                                 --                        --
    Excess shares, $0.01 par value per share.
       Authorized and unissued 78,000,000 shares                                     --                        --
    Common stock, $0.01 par value per share.  Authorized
       125,000,000 and 75,000,000 shares, respectively, issued
       74,745,368 and 36,192,971, respectively, outstanding
       74,675,854 and 36,192,971, respectively                                 746,759                  361,930
    Capital in excess of par value                                         669,610,058              323,525,961
    Accumulated distributions in excess of net earnings                     (9,546,531 )             (2,249,790 )
                                                                       ----------------        -----------------
       Total stockholders' equity                                          660,810,286              321,638,101
                                                                       ----------------        -----------------

                                                                          $680,352,013             $339,077,762
                                                                       ================        =================


          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                Year Ended December 31,
                                                                     1998                 1997                 1996
                                                                 --------------       --------------       -------------
Revenues:
    Rental income from operating leases                           $26,688,864          $12,457,200          $3,731,806
    Earned income from direct financing leases                      6,440,797            3,033,415             625,492
    Interest income from mortgage and equipment
       notes receivable                                             3,085,518            2,010,500           1,069,349
    Investment and interest income                                  5,899,028            1,931,331             773,404
    Other income                                                       72,830               25,487               6,633
                                                               ---------------      ---------------      --------------
                                                                   42,187,037           19,457,933           6,206,684
                                                               ---------------      ---------------      --------------
Expenses:
    General operating and administrative                            2,955,535            1,010,725             601,540
    Asset management fees to related party                          1,851,004              804,879             251,200
    State and other taxes                                             548,320              251,358              56,184
    Depreciation and amortization                                   4,054,098            1,795,062             521,871
                                                               ---------------      ---------------      --------------
                                                                    9,408,957            3,862,024           1,430,795
                                                               ---------------      ---------------      --------------

Earnings Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Venture and Provision
    for Loss on Land and Buildings                                 32,778,080           15,595,909           4,775,889

Minority Interest in Income of
    Consolidated Joint Venture                                        (30,156 )            (31,453 )           (29,927 )

Equity in Earnings of Unconsolidated
    Joint Venture                                                      16,018                   --                  --

Provision for Loss on Land and Buildings                             (611,534 )                 --                  --
                                                               ---------------      ---------------      --------------

Net Earnings                                                      $32,152,408          $15,564,456          $4,745,962
                                                               ===============      ===============      ==============

Earnings Per Share of Common
    Stock (Basic and Diluted)                                        $   0.60             $   0.66            $   0.59
                                                               ===============      ===============      ==============

Weighted Average Number of Shares
    of Common Stock Outstanding                                    53,296,438           23,423,868           8,071,670
                                                               ===============      ===============      ==============




          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1997 and 1996

                                                                                            Accumulated
                                               Common Stock              Capital in        distributions
                                         --------------------------
                                            Number          Par          excess of          in excess of
                                          of shares        value         par value          net earnings         Total
                                         -------------    ---------     -------------      ---------------    -------------
Balance at December 31, 1995                 3,865,416     $ 38,654       $32,211,833        $ (269,839 )       $31,980,648

Subscriptions received for common
    stock through public offering and
    distribution reinvestment plan          10,079,299      100,793       100,692,198                --         100,792,991

Stock issuance costs                                --           --        (9,216,102 )              --          (9,216,102 )

Net earnings                                        --           --                --         4,745,962           4,745,962

Distributions declared and
    paid ($0.71 per share)                          --           --                --        (5,436,072 )        (5,436,072 )
                                          -------------   ----------   ---------------     -------------     ---------------

Balance at December 31, 1996                13,944,715      139,447       123,687,929          (959,949 )       122,867,427

Subscriptions received for common
    stock through public offerings and
    distribution reinvestment plan          22,248,256      222,483       222,260,077                --         222,482,560

Stock issuance costs                                --           --       (22,422,045 )              --         (22,422,045 )

Net earnings                                        --           --                --        15,564,456          15,564,456

Distributions declared and
    paid ($0.74 per share)                          --           --                --       (16,854,297 )       (16,854,297 )
                                          -------------   ----------   ---------------     -------------     ---------------

Balance at December 31, 1997                36,192,971      361,930       323,525,961        (2,249,790 )       321,638,101

Subscriptions received for common
    stock through public offerings and
    distribution reinvestment plan          38,552,397      385,524       385,138,442                --         385,523,966

Retirement of common stock                     (69,514 )       (695 )        (638,833 )              --            (639,528 )

Stock issuance costs                                --           --       (38,415,512 )              --         (38,415,512 )

Net earnings                                        --           --                --        32,152,408          32,152,408

Distributions declared and
    paid ($0.76 per share)                          --           --                --       (39,449,149 )       (39,449,149 )
                                          -------------   ----------   ---------------     -------------     ---------------

Balance at December 31, 1998                74,675,854     $746,759      $669,610,058      $ (9,546,531 )      $660,810,286
                                          =============   ==========   ===============     =============     ===============



          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                         1998                  1997                  1996
                                                                    ---------------       ---------------       ---------------
Increase (Decrease) in Cash and Cash Equivalents:

   Cash Flows from Operating Activities:
      Cash received from tenants                                     $ 34,275,767          $ 15,440,803           $ 4,543,506
      Distributions from unconsolidated joint venture                         578                    --                    --
      Cash paid for expenses                                           (4,326,169 )          (1,903,876 )            (928,001 )
      Interest received                                                 9,166,099             3,539,287             1,867,035
                                                                   ---------------      ----------------      ----------------
             Net cash provided by operating activities                 39,116,275            17,076,214             5,482,540
                                                                   ---------------      ----------------      ----------------

   Cash Flows from Investing Activities:
      Additions to land and buildings on operating leases            (200,101,667 )        (143,542,667 )         (36,104,148 )
      Investment in direct financing leases                           (47,115,435 )         (39,155,974 )         (13,372,621 )
      Proceeds from sale of buildings and
         equipment under direct financing leases                        2,385,941             7,251,510                    --
      Investment in joint venture                                        (974,696 )                  --                    --
      Purchase of other investments                                   (16,083,055 )                  --                    --
      Investment in certificates of deposit                                    --            (2,000,000 )                  --
      Investment in mortgage notes receivable                          (2,886,648 )          (4,401,982 )         (13,547,264 )
      Collection on mortgage notes receivable                             291,990               250,732               133,850
      Investment in equipment notes receivable                         (7,837,750 )         (12,521,401 )                  --
      Collection on equipment notes receivable                          1,263,633                    --                    --
      Increase in intangibles and other assets                         (6,281,069 )                  --            (1,103,896 )
                                                                   ---------------      ----------------      ----------------
             Net cash used in investing activities                   (277,338,756 )        (194,119,782 )         (63,994,079 )
                                                                   ---------------      ----------------      ----------------

   Cash Flows from Financing Activities:
      Reimbursement of acquisition and stock
         issuance costs paid by related parties on
         behalf of the Company                                         (4,574,925 )          (2,857,352 )            (939,798 )
      Proceeds from borrowing on line of credit                         7,692,040            19,721,804             3,666,896
      Payment on line of credit                                            (8,039 )         (20,784,577 )            (145,080 )
      Contribution from minority interest of
         consolidated joint venture                                            --                    --                97,419
      Subscriptions received from stockholders                        385,523,966           222,482,560           100,792,991
      Retirement of shares of common stock                               (639,528 )                  --                    --
      Distributions to minority interest                                  (34,073 )             (34,020 )             (39,121 )
      Distributions to stockholders                                   (39,449,149 )         (16,854,297 )          (5,439,404 )
      Payment of stock issuance costs                                 (34,579,650 )         (19,542,862 )          (8,486,188 )
      Other                                                               (95,101 )              49,001               (54,533 )
                                                                   ---------------      ----------------      ----------------
             Net cash provided by financing activities                313,835,541           182,180,257            89,453,182
                                                                   ---------------      ----------------      ----------------

Net Increase in Cash and Cash Equivalents                              75,613,060             5,136,689            30,941,643

Cash and Cash Equivalents at Beginning of Year                         47,586,777            42,450,088            11,508,445
                                                                   ---------------      ----------------      ----------------

Cash and Cash Equivalents at End of Year                            $ 123,199,837           $47,586,777           $42,450,088
                                                                   ===============      ================      ================

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                        Year Ended December 31,
                                                                            1998                  1997                1996
                                                                        --------------        -------------       --------------
Reconciliation of Net Earnings to Net Cash
   Provided by Operating Activities:

      Net earnings                                                       $32,152,408          $15,564,456          $ 4,745,962
                                                                      ===============       ==============       ==============
      Adjustments to reconcile  net  earnings
         to net cash  provided by operating
         activities:
             Provision for uncollectible mortgage notes                      636,614                   --                   --
             Depreciation                                                  4,042,290            1,784,268              511,078
             Amortization                                                     11,808               10,794               69,886
             Provision for loss on land and buildings                        611,534                   --                   --
             Equity in earnings of joint venture,
                net of distributions                                         (15,440 )                 --                   --
             Decrease (increase) in receivables                              262,958             (905,339 )           (160,984 )
             Decrease  in net  investment  in  direct  financing
               leases                                                      1,971,634            1,130,095              259,740
             Increase in accrued rental income                            (2,187,652 )         (1,350,185 )           (382,934 )
             Increase in intangibles and other assets                        (29,477 )             (6,869 )             (4,293 )
             Increase (decrease) in accounts payable and
                accrued expenses                                             404,161              153,223               (2,896 )
             Increase (decrease) in due to related parties,
                excluding reimbursement of acquisition,
                deferred offering and stock issuance costs
                paid on behalf of the Company                                 31,255               15,466              (30,929 )
             Increase in rents paid in advance                               436,843              398,528               93,549
             Increase in deferred rental income                              693,372              221,727              335,849
             Increase in other payables                                       63,811               28,597               18,585
             Increase in minority interest                                    30,156               31,453               29,927
                                                                      ---------------       --------------       --------------
                   Total adjustments                                       6,963,867            1,511,758              736,578
                                                                      ---------------       --------------       --------------

Net Cash Provided by Operating Activities                                $39,116,275          $17,076,214          $ 5,482,540
                                                                      ===============       ==============       ==============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Related  parties  paid certain  acquisition,
         deferred  offering and stock
         issuance costs on behalf of the
         Company as follows:
             Acquisition costs                                           $ 1,113,580           $  514,908           $  206,103
             Deferred offering costs                                              --                   --              466,405
             Stock issuance costs                                          4,228,480            2,351,244              338,212
                                                                      ---------------       --------------       --------------

                                                                         $ 5,342,060          $ 2,866,152          $ 1,010,720
                                                                      ===============       ==============       ==============


          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partners, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp. and CNL APF Partners, LP. The Company was formed primarily for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The Company also provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

         Principles  of  Consolidation  - The  Company  accounts  for its 85.47%
         interest in CNL/Corral South Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Company's consolidated joint venture. The Company accounts for its 55.38% interest in CNL/Lee Vista Joint Venture using the equity method because it shares control with the other joint venture partner. All significant intercompany balances and transactions have been eliminated.

         Real Estate and Lease Accounting - The Company records the acquisition of land, buildings and equipment at cost, including acquisition and closing costs. In addition, interest costs incurred during construction are capitalized. Land and buildings are generally leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs. In addition, the Company offers equipment financing through leases or loans. The Property leases are accounted for using either the direct financing or the operating method. The Secured Equipment Leases are accounted for using the direct financing method. Such methods are described below:

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


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

         When the Properties or equipment are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income or deferred rental income, will be removed from the accounts and any gains or losses from sales will be reflected in income. Management reviews its Properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


1.       Significant Accounting Policies - Continued:

         Mortgage Loans - The Company accounts for loan origination fees and costs incurred in connection with Mortgage Loans in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." This statement requires the deferral of loan origination fees and the capitalization of direct loan costs. The costs capitalized, net of the fees deferred, are amortized to interest income as an adjustment of yield over the life of the loans. The unpaid principal and accrued interest on the Mortgage Loans, plus the unamortized balance of such fees and costs are included in mortgage notes receivable (see Note 7). Provisions for uncollectible mortgage notes are established whenever it appears that future collection of principal on specific mortgage notes appears doubtful. The provision for uncollectible mortgage notes represents the difference between the carrying value at December 31 and the net realizable value management expects to receive relating to the mortgage note.

         Other Investments - The Company determines the appropriate classification of other investments at the time of purchase and reevaluates such designation at each balance sheet date. Other investments have been classified as available for sale and are carried at fair value, with unrealized holding gains and losses, if any, reported as a separate component of stockholders' equity and in the statement of comprehensive earnings, as applicable.

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

         Organization Costs - Organization costs are amortized over five years using the straight-line method and are included in intangibles and other assets. As of December 31, 1998 and 1997, accumulated amortization totalled $14,318 and $10,318, respectively.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


1.       Significant Accounting Policies - Continued:

         Loan Costs - Loan costs incurred in connection with the Company's $35,000,000 line of credit have been capitalized and are being amortized over the term of the loan commitment using the effective interest method. Income or expense associated with interest rate swap agreements related to the line of credit is recognized on the accrual basis as earned or incurred through an adjustment to interest expense. Loan costs are included in intangibles and other assets. As of December 31, 1998 and 1997, the Company had aggregate gross loan costs of $100,634. As of December 31, 1998 and 1997, accumulated amortization totalled $88,000 and $61,783, respectively.

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

         Reclassification   -  Certain  items  in  the  prior  years'  financial
         statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

         New Accounting Standards - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires the reporting of net earnings and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net earnings. Currently, the Company's only component of comprehensive income is net earnings.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


1.       Significant Accounting Policies - Continued:

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

2.       Public Offerings:

         The Company's public offering of 34,500,000 shares ($345,000,000) of common stock (the "1998 Offering") became fully subscribed in December 1998 and the last subscription was received in January 1999. Prior to the 1998 Offering, the Company received proceeds from its initial offering (the "Initial Offering"), of $150,591,765 (15,059,177 shares), including $591,765 (59,177 shares) issued pursuant to the Company's reinvestment plan, and received proceeds from its first follow-on offering (the "1997 Offering") of $251,872,648 (25,187,265 shares), including $1,872,648 (187,265 shares) issued pursuant to the Company's reinvestment plan.

3.       Leases:

         The Company leases its land, buildings and equipment to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." For Property leases classified as direct financing leases, the building portions of the majority of the leases are accounted for as direct financing leases while the land portions of these leases are generally accounted for as operating leases. Substantially, all Property leases have initial terms of 15 to 20 years (expiring between 2006 and 2018) and provide for minimum rentals. In addition, the majority of the Property leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Each tenant also pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options for the Property leases generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


3.       Leases - Continued:

         as the initial lease. Most leases also allow the tenant to purchase the Property at the greater of the Company's purchase price plus a specified percentage of such purchase price or fair market value after a specified portion of the lease has elapsed.

         The Secured Equipment Leases recorded as direct financing leases as of December 31, 1998 provide for minimum rentals payable monthly and generally have lease terms ranging from four to seven years. The Secured Equipment Leases generally include an option for the lessee to acquire the equipment at the end of the lease term for a nominal fee.

4.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:


                                                                         1998                     1997
                                                                   ------------------       -----------------
                  Land                                                  $210,451,742            $106,616,360
                  Buildings                                              169,708,652              95,518,149
                                                                   ------------------       -----------------
                                                                         380,160,394             202,134,509
                  Less accumulated depreciation                           (6,242,782 )            (2,395,665 )
                                                                   ------------------       -----------------
                                                                         373,917,612             199,738,844
                  Construction in progress                                20,033,256               5,599,342
                                                                   ------------------       -----------------
                                                                         393,950,868             205,338,186
                  Less allowance for loss on
                      land and buildings                                    (611,534 )                    --
                                                                   ------------------       -----------------

                                                                        $393,339,334            $205,338,186
                                                                   ==================       =================

         Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the years ended December 31, 1998, 1997 and 1996, the Company recognized $2,734,767 (net of $351,177 in reserves  and  $666,596 in  write-offs),  $1,941,054  and  $517,067, respectively, of such rental income.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


4.       Land and Buildings on Operating Leases - Continued:

         During 1998, the Company sold three Properties to tenants. During 1997, the Company sold five of its Properties and the equipment relating to two Secured Equipment Leases to tenants. The Company received net proceeds of approximately $2,386,000 and $7,252,000 during 1998 and 1997, respectively, which approximated the carrying value of the Properties and the net investment in the direct financing leases for the equipment at the time of the sales. As a result, no gain or loss was recognized for financial reporting purposes. The Company used the net sales proceeds relating to the sale of the equipment to repay amounts previously advanced under its line of credit (see Note 10). The Company reinvested the proceeds from the sale of Properties in additional Properties.

         During 1998, a tenant exercised its option under the terms of three lease agreements to exchange three existing Properties for three replacement Properties which were approved by the Company. In connection therewith, the Company exchanged three Properties with three replacement Properties. Under the exchange agreements for each Property, each replacement Property will continue under the terms of the leases of the original Properties. All closing costs were paid by the tenant. The Company accounted for these transactions as nonmonetary exchanges of similar productive assets and recorded the acquisitions of the replacement Properties at the net book value of the original Properties. No gain or loss was recognized due to these transactions being accounted for as nonmonetary exchanges of similar assets.

         At December 31, 1998, the Company recorded provisions for losses on land and buildings totalling $611,534 for financial reporting purposes relating to two Shoney's Properties and two Boston Market Properties. The tenants of these Properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represent the difference between the carrying value of the Properties at December 31, 1998 and the estimated net realizable value for these Properties.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 1998:

                           1999                  $31,434,445
                           2000                   31,470,924
                           2001                   31,671,570
                           2002                   32,416,670
                           2003                   33,586,967
                           Thereafter            461,430,511
                                           ------------------

                                                $622,011,087
                                           ==================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


4.       Land and Buildings on Operating Leases - Continued:

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales. These amounts also do not include minimum lease payments that will become due when Properties under development are completed (see Note 16).

5.       Net Investment in Direct Financing Leases:

         The following lists the components of net investment in direct financing leases at December 31:

                                                                        1998                    1997
                                                                  ------------------      ------------------
                   Minimum lease payments
                       receivable                                      $186,515,403             $98,121,853
                   Estimated residual values                             17,680,858               6,889,570
                   Interest receivable from
                       Secured Equipment Leases                              81,690                  67,614
                   Less unearned income                                (112,602,301 )           (57,465,442 )
                                                                  ------------------      ------------------

                   Net investment in direct
                       financing leases                                 $91,675,650             $47,613,595
                                                                  ==================      ==================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                           1999                      $11,883,992
                           2000                       12,078,426
                           2001                       11,850,358
                           2002                       11,753,228
                           2003                       11,536,216
                           Thereafter                127,413,183
                                               ------------------

                                                    $186,515,403
                                               ==================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


6.       Investment in Joint Venture:

         In June 1998, the Company entered into a joint venture arrangement, CNL/Lee Vista Joint Venture, with a third party to construct and hold one restaurant property. As of December 31, 1998, the Company had contributed $868,953 to pay for construction relating to the Property owned by the joint venture. The Company has agreed to contribute approximately $646,000 to complete its funding to the joint venture. When funding is completed, the Company expects to have an approximate 68 percent interest in the profits and losses of the joint venture. The Company accounts for its investment in this joint venture under the equity method because it shares control with the other joint venture partner. As of December 31, 1998, the Company had a 55.38% interest in this joint venture.

         The following presents the condensed financial information for the joint venture at:

                                                                               December 31,
                                                                        1998                    1997
                                                                ---------------------    -------------------
                    Land and building on operating
                        lease, less accumulated
                        depreciation                                      $2,207,874               $  --
                    Other assets                                              31,757                  --
                    Liabilities                                              647,066                  --
                    Partners' capital                                      1,592,565                  --
                    Revenues                                                  36,767                  --
                    Net income                                                28,682                  --

         At December 31, 1998, the difference between the Company's carrying amount of its investment in joint venture and the underlying equity in the net assets of the joint venture was $104,698, less accumulated amortization of $1,013. This amount is being amortized on a straight-line basis over 30 years, the term of the joint venture agreement.

7.       Mortgage Notes Receivable:

         During 1997, in connection with the acquisition of land for nine Properties, the Company entered into a Mortgage Loan in the principal sum of $4,200,000, collateralized by a mortgage on the buildings on the nine Properties and two additional buildings. The Mortgage Loan bears interest at a rate of 10.5% per annum and is being collected in 240 equal monthly installments.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


7.       Mortgage Notes Receivable - Continued:

         During 1998, the Company accepted four Mortgage Loans in the aggregate principal sum of $2,901,742, collateralized by mortgages on the buildings of four Properties. These Mortgage Loans bear interest at rates ranging from 9.5% to 11 percent per annum and are being collected in monthly installments with maturity dates ranging from 2000 to 2014.

         Mortgage notes receivable consisted of the following at December 31:

                                                                           1998                   1997
                                                                      ---------------        ----------------
                  Outstanding principal                                  $19,272,171             $16,662,418
                  Accrued interest income                                     79,034                 118,887
                  Deferred financing income                                  (95,575 )               (85,448 )
                  Unamortized loan costs                                   1,012,677                 926,153
                  Provision for uncollectible
                      mortgage notes                                        (636,614 )                    --
                                                                      ---------------        ----------------

                                                                         $19,631,693             $17,622,010
                                                                      ===============        ================

         Management believes that the estimated fair value of mortgage notes receivable at December 31, 1998 and 1997 approximated the outstanding principal amount, net of the provision for uncollectible mortgage notes, based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

8.       Equipment Notes Receivable:

         In October 1997, the Company entered into two promissory notes with a borrower for equipment financing totalling $13,225,000, which are collateralized by restaurant equipment. Payments of principal and interest were collected during 1998. In December 1998, additional equipment financing was provided to this borrower, resulting in two new promissory notes consolidating the new amounts with the previous amounts loaned in 1997. The two new (consolidated) promissory notes total the original $13,225,000, bear interest at a rate of ten percent per annum and will be collected in 84 equal monthly installments of principal and interest beginning on February 1, 1999.

         In 1998, the Company also entered into several promissory notes with several borrowers for equipment financing for a total of $5,887,512, which are collateralized by restaurant equipment. The promissory notes bear interest at rates ranging from ten percent to 11 percent per annum and are being collected in monthly installments with maturity dates ranging from 1999 to 2006.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


8.       Equipment Notes Receivable - Continued:

         Equipment notes receivable consisted of the following at December 31:

                                                                           1998                   1997
                                                                      ---------------        ----------------
                  Outstanding principal                                  $19,100,118             $13,225,000
                  Accrued interest income                                    119,113                 323,044
                  Deferred financing income                                   (4,344 )                    --
                  Unamortized loan costs                                     162,493                      --
                                                                      ---------------        ----------------

                                                                         $19,377,380             $13,548,044
                                                                      ===============        ================

         Management believes that the estimated fair value of equipment notes receivable at December 31, 1998 and 1997 approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

9.       Other Investments:

         In August 1998, the Company acquired an investment in the Class F, Class G and Class H Franchise Loan Certificates, Series 1998-1 (collectively, the "Certificates") from CNL Funding 98-1, LP, a mortgage loan securitization entity sponsored by CNL Financial Corp. ("CFC"), an affiliate of CNL Fund Advisors, Inc., the advisor to the Company (the "Advisor"). CFC originated and serviced mortgage loans on restaurant properties comparable to the triple-net leased properties currently owned by the Company. After originating the mortgage loans, CFC contributed the loans to CNL Funding 98-1, LP, the securitization entity which subsequently issued the Certificates representing beneficial ownership interests in the pool of mortgage loans.

         The  Company  paid  an  aggregate   purchase  price  of   approximately
         $16,100,000 for the Certificates. The Company classified the investments in these Certificates as available for sale for accounting purposes. At December 31, 1998, the estimated fair value of the Certificates approximated their carrying value; therefore, the Company did not record any unrealized gains or losses relating to its investment in Certificates. The investment in Certificates balance at December 31, 1998 includes $117,959 of accrued interest.

         The Company acquired Class F-1, Class G-1 and Class H-1 Certificates with fixed pass through rates of 8.4% per annum and an effective yield of 11.6% per annum for the year ended December 31, 1998. Monthly payments of interest on these Certificates commenced in September 1998 and monthly payments of principal and interest are scheduled to be made during the period September 2012 through June 2017.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


9.       Other Investments - Continued:

         The  Company  also  acquired   Class  F-2,  Class  G-2  and  Class  H-2
         Certificates with adjustable pass through rates of LIBOR (defined as the per annum London Interbank Offered Rate for 30 day dollar deposits) plus 2.25% per annum (7.33% at December 31, 1998) and an effective yield of 11.3% per annum for the year ended December 31, 1998. Monthly payments of interest on these Certificates commenced in September 1998 and monthly payments of principal and interest are scheduled to be made during the period April 2012 through March 2017.

10.      Line of Credit:

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

         As  of  December  31,  1998  and  1997,   $10,143,044  and  $2,459,043,
         respectively, of principal was outstanding relating to the Line of Credit. As of December 31, 1998 and 1997, the interest rates on amounts outstanding under the Line of Credit were 7.2743% and 7.6187% (LIBOR plus 1.65%), respectively. The weighted average interest rates on the Line of Credit were 7.2256% and 7.7290% for the years ended December 31, 1998 and 1997, respectively. The Company believes, based on current terms, that the carrying value of its Line of Credit at December 31, 1998 and 1997 approximated fair value. The terms of the Line of Credit include financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with such covenants as of December 31, 1998.

         During 1996, the Company entered into interest rate swap agreements with a commercial bank to reduce the impact of changes in interest rates on its floating rate debt. The agreements effectively change the Company's interest rate exposure on notional amounts totalling approximately $2,110,000 of the outstanding floating rate notes to fixed rates ranging from 8.75% to nine percent per annum. The notional amounts of the interest rate swap agreements amortize over the period of the agreements which approximate the term of

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


10.      Line of Credit - Continued:

         the related notes. As of December 31, 1998, the notional balance was approximately $1,339,900 and the fair values of the interest rate swaps were a liability of approximately $43,600. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparty.

         Interest costs (including amortization of loan costs) incurred for the years ended December 31, 1998, 1997 and 1996 were $402,292, $544,788 and $127,012, respectively, all of which were capitalized as part of the cost of buildings under construction. For the years ended December 31, 1998, 1997 and 1996, the Company paid interest of $338,569, $502,680 and $91,757, respectively.

11.      Redemption of Shares:

         In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem shares, subject to certain conditions and limitations. During the year ended December 31, 1998, 69,514 shares were redeemed at $9.20 per share ($639,528) and retired from shares outstanding of common stock.

12.      Stock Issuance Costs:

         The Company has incurred certain expenses in connection with the public offerings of its shares of common stock, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings.

         During the years ended December 31, 1998, 1997 and 1996, the Company incurred $38,415,512, $22,422,045 and $9,216,102, respectively, in stock issuance costs, including $31,142,123, $17,798,605 and $8,063,439, respectively, in commissions, marketing support and due diligence expense reimbursement fees and soliciting dealer servicing fees (see Note 14).

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


13.      Distributions:

         For the years ended December 31, 1998,  1997 and 1996,  84.87%,  93.33%
         and 90.25%, respectively, of the distributions received by stockholders were considered to be ordinary income and 15.13%, 6.67% and 9.75%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 1998, 1997 and 1996 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

14.      Related Party Transactions:

         Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer of the Company's common stock offerings, CNL Securities Corp.

         CNL Securities Corp. is entitled to receive selling commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the Company's offerings of shares, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the years ended December 31, 1998, 1997 and 1996, the Company incurred $28,914,297, $16,686,192 and $7,559,474, respectively, of such fees, of which approximately $26,033,000, $15,563,500 and $7,059,000, respectively, was paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 1998, 1997 and 1996, the Company incurred $1,927,620, $1,112,413 and $503,965, respectively, of such fees, the majority of which was reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         CNL Securities Corp. is also entitled to receive, in connection with each common stock offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the offering terminates in the amount of 0.20% of the stockholders' investment in the Company. CNL Securities Corp. in turn may reallow all or a portion of such fee to broker-dealers whose clients purchased shares in such offering and held shares on such date. As of December 31, 1998, the Company had incurred $300,206 of such fees relating to the Initial Offering which terminated in February 1997. No such fees were incurred during the years ended December 31, 1997 and 1996.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


14.      Related Party Transactions - Continued:

         The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans equal to 4.5% of the total amount raised from the sale of shares. During the years ended December 31, 1998, 1997 and 1996, the Company incurred $17,317,297, $10,011,715 and $4,535,685, respectively, of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable, investment in joint venture and other assets.

         In 1998, the Board of Directors approved an amendment to the advisory agreement between the Company and the Advisor providing for the payment of acquisition fees to the Advisor for acquisitions made by the Company after the completion of the 1998 Offering and the investment of all of the proceeds received by the Company from the 1998 Offering (the "Offering Completion Date"). After the Offering Completion Date, the Company intends to continue to expand its Property portfolio by acquiring additional Properties using funds from its Line of Credit. To the extent the Company uses funds from its Line of Credit to acquire Properties after the Offering Completion Date, the Company will pay the Advisor an acquisition fee equal to 4.5% of the purchase price paid by the Company. As of December 31, 1998, the Company had not used funds from its Line of Credit to acquire Properties because it had net offering proceeds available for investment.

         In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development or construction management fees, payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the years ended December 31, 1998, 1997 and 1996, the Company incurred $229,153, $387,728 and $166,695, respectively, of such amounts relating to six, six and four Properties, respectively.

         In connection with the acquisition of Properties that are being or have been renovated, subject to approval by the Company's Board of Directors, the Company may incur advisory fees payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the year ended December 31, 1998, the Company incurred $67,389 of such fees relating to three Properties. No such fees were incurred for the years ended December 31, 1997 and 1996.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


14.      Related Party Transactions - Continued:

         For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time Secured Equipment Lease servicing fee of two percent of the purchase price of the equipment that is the subject of a Secured Equipment Lease. During the years ended December 31, 1998, 1997 and 1996, the Company incurred $54,998, $87,665 and $70,070, respectively, in Secured Equipment Lease servicing fees.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the years ended December 31, 1998, 1997 and 1996, the Company incurred $1,911,128, $881,668 and $278,902 respectively, of such fees, $60,124, $76,789 and $27,702, respectively, of which has been capitalized as part of the cost of buildings for Properties that have been or are being constructed.

         Prior to such time, if any, as shares of the Company's common stock are listed on a national securities exchange or over-the-counter market, the Advisor is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more Properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The real estate disposition fee is payable only after the stockholders receive distributions equal to the sum of an annual, aggregate, cumulative, noncompounded eight percent return on their invested capital ("Stockholders' 8% Return") plus their aggregate invested capital. As of December 31, 1998, no deferred, subordinated real estate disposition fees had been incurred.

         A subordinated share of net sales proceeds will be paid to the Advisor upon the sale of Company assets in an amount equal to ten percent of net sales proceeds. However, if net sales proceeds are reinvested in replacement Properties or replacement Secured Equipment Leases, no such share of net sales proceeds will be paid to the Advisor until such replacement Property or Secured Equipment Lease is sold. This amount will be payable only after the stockholders receive distributions equal to the sum of the stockholders' aggregate invested capital and the Stockholders' 8% Return. As of December 31, 1998, no such payments had been made to the Advisor.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


14.      Related Party Transactions - Continued:

         The Advisor and its affiliates provide accounting and administrative services to the Company on a day-to-day basis as well as services in connection with the offering of shares. For the years ended December 31, 1998, 1997 and 1996, expenses incurred for these services were classified as follows:

                                                               1998                1997                1996
                                                          ----------------    ----------------    ----------------
                  Stock issuance costs                        $ 3,103,046         $ 1,676,226           $ 769,225
                  General operating
                       and administrative
                       expenses                                 1,189,471             556,240             334,603
                                                          ----------------    ----------------    ----------------

                                                              $ 4,292,517         $ 2,232,466         $ 1,103,828
                                                          ================    ================    ================

         During the years ended December 31, 1998, 1997 and 1996, the Company acquired five, five and four Properties, respectively, for approximately $8,770,000, $5,450,000 and $2,610,000, respectively, from affiliates of the Company. The affiliates had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate, including carrying costs, or the Property's appraised value.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


14.      Related Party Transactions - Continued:

         The due to related parties consisted of the following at December 31:

                                                                             1998                    1997
                                                                        ---------------         ---------------
                    Due to the Advisor:
                         Expenditures incurred
                            on behalf of the Company
                            and accounting and
                            administrative services                         $1,238,148               $ 126,205
                         Acquisition fees                                       39,788                 386,972
                                                                        ---------------         ---------------
                                                                             1,277,936                 513,177
                                                                        ---------------         ---------------

                    Due to CNL Securities Corp:
                         Commissions                                            30,528                 940,520
                         Marketing support and due
                            diligence expense reim-
                            bursement fees                                           --                  63,097
                                                                        ---------------         ---------------
                                                                                30,528               1,003,617
                                                                        ---------------         ---------------

                    Due to other affiliates                                          --                   7,500
                                                                        ---------------         ---------------

                                                                            $1,308,464              $1,524,294
                                                                        ===============         ===============

15.      Concentration of Credit Risk:

         The following schedule presents rental, earned and interest income from individual lessees or borrowers, or affiliated groups of lessees or borrowers, each representing more than ten percent of the Company's total rental, earned income and interest income from its Properties, Mortgage Loans, Secured Equipment Leases and Certificates for each of the years ended December 31:

                                                                       1998              1997              1996
                                                                  ---------------    --------------    --------------
                 Foodmaker, Inc.                                      $4,101,214        $1,980,338            $  N/A
                 Houlihan's Restaurants, Inc.                                N/A         1,847,574               N/A
                 Golden Corral Corporation                                   N/A               N/A           577,003
                 Castle Hill Holdings V, L.L.C.,
                     Castle Hill Holdings VI, L.L.C.
                     and Castle Hill Holdings VII,
                     L.L.C.                                                  N/A         2,636,004         1,699,986



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


15.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental, earned income and interest income from individual restaurant chains, each representing more than ten percent of the Company's total rental, earned income and interest income from its Properties, Mortgage Loans, Secured Equipment Leases and Certificates for each of the years ended December 31:

                                                                       1998              1997              1996
                                                                  ---------------    --------------    --------------
                 Golden Corral Family Steakhouse
                     Restaurants                                      $4,373,687        $2,531,941        $1,459,349
                 Jack in the Box                                       4,101,214         1,980,338               N/A
                 Pizza Hut                                                   N/A         2,636,004         1,699,986
                 Boston Market                                               N/A         2,338,949           547,590

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chains did not represent more than ten percent of the Company's total rental, earned income and interest income.

         Although the Company's Properties are geographically diverse throughout the United States and the Company's lessees and borrowers operate a variety of restaurant concepts, failure of any one of these restaurant chains or any one of these lessees or borrowers that contributes more than ten percent of the Company's rental, earned and interest income could significantly impact the results of operations of the Company if the Company is not able to re-lease the Properties in a timely manner.

16.      Commitments:

         The Company has entered into various development agreements with tenants which provide terms and specifications for the construction of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $61,307,000, of which approximately $44,253,000 in land and other costs had been incurred as of December 31, 1998. The buildings currently under construction are expected to be operational by June 1999. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement. The general terms of the lease agreements are substantially the same as those described in Note 3.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


17.      Subsequent Events:

         During the period January 1, 1999 through March 11, 1999, the Company received the last subscription proceeds for 21,073 shares ($210,735) of common stock relating to the 1998 Offering.

         On January 1, February 1 and March 1, 1999, the Company declared distributions of $4,744,904, $4,746,243 and $4,746,243, respectively, or $0.06354 per share of common stock, payable in March 1999, to stockholders of record on January 1, February1 and March 1, 1999, respectively.

         During the period January 1, 1999 through March 11, 1999, the Company acquired 60 Properties (33 on which restaurants are being constructed or renovated) for cash at a total cost of approximately $54,283,000. The buildings under construction are expected to be operational by September 1999. In connection with the purchase of each Property, the Company as lessor, has entered into a long-term, triple-net lease agreement.

         On March 11, 1999, the Company entered into agreements to acquire (i) the Advisor, (ii) CNL Financial Corp. and CNL Financial Services, Inc., affiliates of the Advisor that provide mortgage loans and perform securitization transactions and (iii) 18 CNL Income Funds, limited partnerships affiliated with the Advisor whose properties are substantially the same type as the Company's (the "Income Funds"). In connection therewith, the Company has agreed to issue 7.6 million, 4.7 million and up to 61 million shares of common stock, respectively. The acquisition of each of the Income Funds is contingent upon certain conditions, including approval by the Company's stockholders to increase the number of authorized shares of common stock and approval by a majority of the limited partners of each Income Fund.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on May 13, 1999.

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on May 13, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on May 13, 1999.

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on May 13, 1999.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Consolidated Financial Statements

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1998 and 1997

                  Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                  Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

                  Schedule IV - Mortgage  Loans on Real  Estate at December  31,
                  1998

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

                  4.1 Form of Stock Certificate (Included as Exhibit 4.5 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of April 24, 1998, between CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Included as Exhibit 10.10 to Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference.)

                  10.2 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne,
                           G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, and dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven D. Shackelford, and dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis B. McWilliams (Included as Exhibit 10.9 to Registration Statement No. 333-15411 and incorporated herein by reference.)

                  10.3 Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.)

                  21       Subsidiaries of the Registrant (Filed herewith.)

                  27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                                         CNL AMERICAN PROPERTIES FUND, INC.

                                         By:      CURTIS B. McWILLIAMS
                                                  President

                                                  /s/ Curtis B. McWilliams
                                                  --------------------------
                                                  CURTIS B. McWILLIAMS

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
/s/ James M. Seneff, Jr.                   Chairman   of  the  Board  and  Chief              March 29, 1999
--------------------------------------
James M. Seneff, Jr.                       Executive     Officer      (Principal
                                           Executive Officer)



/s/ Robert A. Bourne                       Vice   Chairman   of  the  Board  and              March 29, 1999
--------------------------------------
Robert A. Bourne                           Treasurer



/s/ Steven D. Shackelford                  Chief  Financial  Officer  (Principal              March 29, 1999
Steven D. Shackelford                      Financial and Accounting Officer)



/s/ G. Richard Hostetter                   Independent Director                               March 29, 1999
--------------------------------------
G. Richard Hostetter



/s/ J. Joseph Kruse                        Independent Director                               March 29, 1999
---------------------------------------
J. Joseph Kruse



/s/ Richard C. Huseman                     Independent Director                               March 29, 1999
------------------------------------
Richard C. Huseman


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997 and 1996



                                                          Additions                      Deductions
                                                 ------------------------------    ------------------------

                                  Balance at      Charged        Charged to         Deemed                       Balance
                                   Beginning         to             Other          Uncollec-      Collec-         at End
    Year         Description        of Year       Costs and       Accounts           tible          ted          of Year
                                                  Expenses
   --------    ----------------   ------------   ------------   ---------------    -----------    ---------    ------------
    1996       Allowance for
                   doubtful
                   accounts             $  --         $  --           $ 2,857  (b)     $  --  (c)     $ --         $  2,857
               (a)
                                  ============   ============   ===============    ===========    =========    ============

    1997       Allowance for
                   doubtful
                   accounts          $  2,857         $  --          $ 97,745  (b)     $  --  (c)    $ 638        $  99,964
               (a)
                                  ============   ============   ===============    ===========    =========    ============

    1998       Allowance for
                   doubtful
                   accounts          $ 99,964     $ 636,614       $ 1,324,980  (b)     $  --  (c)  $ 4,743      $ 2,056,815
               (a)
                                  ============   ============   ===============    ===========    =========    ============


         (a)  Deducted from receivables on the balance sheet.

         (b) Reduction of rental and other income.



                                                       CNL AMERICAN PROPERTIES FUND, INC.

                                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                               December 31, 1998

                                                                                      Costs Capitalized
                                                                                        Subsequent To
                                                               Initial Cost              Acquisition
                                                  ----------------------------      ---------------------
                                       Encum-                    Buildings and      Improve-   Carrying
                                       brances        Land       Improvements         ments      Costs
                                      ---------   -------------  ------------       ---------  ---------
Properties the Company
  has invested in Under
  Operating Leases:

    Applebee's Restaurants:
      Antioch, Tennessee                  -            609,696       770,331             -         -
      Clarksville, Tennessee              -            556,070       983,010             -         -
      Columbia, Tennessee                 -            625,868       936,068             -         -
      Cookeville, Tennessee               -            489,867     1,003,630             -         -
      Hendersonville, Tennessee           -            549,651       966,628             -         -
      Hermitage, Tennessee                -            735,272       827,474             -         -
      Hopkinsville, Kentucky              -            390,058       943,019             -         -
      Lebanon, Tennessee                  -            568,168       925,046             -         -
      Madison, Tennessee                  -            740,165       835,996             -         -
      Montclair, California               -            874,094             -       880,494         -
      Salinas, California                 -            786,475             -             -         -

    Arby's Restaurants:
      Arab, Alabama                       -            230,720       455,946             -         -
      Atlanta, Georgia                    -            648,459             -       683,390         -
      Avon, Indiana                       -            338,486       497,282             -         -
      Canton, Georgia                     -            586,477             -       604,508         -
      Columbus, Ohio                      -            441,770             -       621,014         -
      Columbus, Ohio                      -            483,660             -       459,387         -
      Grand Rapids, Michigan (k)          -            289,183             -             -         -
      Greensboro, North Carolina          -            363,478       404,650             -         -
      Greenville, North Carolina          -            277,986       490,143             -         -
      Jacksonville, Florida               -            463,047             -       621,088         -
      Jonesville, North Carolina          -            228,364       539,764             -         -
      Kendallville, Indiana               -            276,567       505,359             -         -
      Kernersville, North Carolina        -            273,325       413,077             -         -
      Kinston, North Carolina             -            268,545       485,160             -         -
      Lexington, North Carolina           -            320,924       463,347             -         -
      Redford, Michigan                   -            402,516             -       390,699         -
      Vancouver, Washington               -            702,830             -        13,611         -
      Whitehall, Ohio                     -            512,258             -       267,103         -

    Barb Wires Steakhouse and
     Saloon Restaurants:
      Lawrence, Kansas                    -            493,489             -             -         -

    Bennigan's Restaurants:
      Arvada, Colorado                    -            714,194     1,302,733             -         -
      Bedford, Texas                      -            768,333             -             -         -
      Clearwater, Florida                 -            900,038             -             -         -
      Colorado Springs, Colorado          -            794,255             -             -         -
      Englewood, Colorado                 -            665,141             -             -         -
      Englewood, New Jersey               -          1,460,179       901,042             -         -
      Florham Park, New Jersey            -          1,077,645             -             -         -
      Houston, Texas                      -            908,502             -             -         -
      Jacksonville, Florida               -            779,387             -             -         -
      Jacksonville, Florida               -            832,557             -             -         -
      Mount Laurel, New Jersey            -          1,305,939     1,030,685             -         -
      North Richland Hills, Texas         -            886,048             -             -         -
      Ocala, Florida                      -            687,614             -     1,064,050         -
      Oklahoma City, Oklahoma             -            756,750             -             -         -
      Orlando, Florida                    -          1,585,461       874,143             -         -
      Pensacola, Florida                  -            692,093             -             -         -
      Saint Louis Park, Minnesota         -            885,111             -             -         -
      Tampa, Florida                      -            734,245             -             -         -
      Woodridge, Illinois                 -            789,680             -             -         -

    Big Boy Restaurants:
      Benton Harbor, Michigan             -            168,548             -       715,504         -
      Mansfield, Ohio                     -            366,727             -       618,096         -
      Saint Clairsville, Ohio             -            437,235             -       609,391         -

    Black-eyed Pea Restaurants:
      Glendale, Arizona                   -            746,437             -       501,072         -
      Grapevine, Texas                    -            883,196             -       108,843         -
      Herndon, Virginia                   -            362,141       989,635             -         -
      Hillsboro, Texas                    -            404,155             -             -         -
      Killeen, Texas                      -            447,582             -        17,358         -
      McKinney, Texas                     -            758,796             -        13,869         -
      Mesa, Arizona                       -            784,939             -             -         -
      Mesa, Arizona                       -            788,311             -        10,933         -
      Norman, Oklahoma                    -            527,388             -       166,992         -

    Boston Market Restaurants:
      Atlanta, Georgia                    -            774,448             -       507,587         -
      Baltimore, Maryland                 -            585,818             -       866,641         -
      Cedar Park, Texas                   -            569,782             -       294,878         -
      Chanhassen, Minnesota               -            376,929       639,875             -         -
      Collinsville, Illinois              -            507,544             -       328,353         -
      Columbus, Ohio                      -            353,608       606,470             -         -
      Corvallis, Oregon                   -            365,784             -       605,763         -
      Edgewater, Colorado (o)             -            320,463       627,371             -         -
      Ellisville, Missouri                -            396,377             -       681,847         -
      Florissant, Missouri                -            705,522             -       626,845         -
      Gambrills, Maryland                 -            667,992             -       661,776         -
      Glendale, Arizona                   -            566,562       403,730             -         -
      Golden Valley, Minnesota            -            665,422             -       481,311         -
      Hoover, Alabama                     -            493,536       619,786             -         -
      Indianapolis, Indiana               -            885,567             -       648,755         -
      Jessup, Maryland (n)                -            631,336             -       675,111         -
      Lansing, Michigan                   -            515,827             -       572,706         -
      LaQuinta, California                -            688,147             -       351,810         -
      Liberty, Missouri                   -            469,041             -       336,295         -
      Newport News, Virginia              -            473,596       586,377             -         -
      Riverdale, Maryland                 -            526,092             -       504,483         -
      Rockwall, Texas                     -            528,118             -       340,297         -
      Saint Joseph, Missouri              -            378,786             -       388,489         -
      San Antonio, Texas                  -            482,361             -       316,135         -
      Stafford, Texas                     -            448,185       681,598             -         -
      Taylorsville, Utah                  -            889,562             -       487,475         -
      Upland, California                  -            788,248       209,449             -         -
      Vacaville, California               -            751,576             -       757,026         -
      Waldorf, Maryland                   -            651,867             -       775,634         -
      Warwick, Rhode Island               -            234,685       589,367             -         -

    Burger King Restaurants:
      Atlanta, Georgia                    -            394,422             -             -         -
      Burbank, Illinois                   -            543,095             -       620,617         -
      Chattanooga, Tennessee              -            680,192             -       575,426         -
      Chattanooga, Tennessee              -            769,842             -       411,012         -
      Chicago, Illinois                   -            917,717             -       784,590         -
      Highland, Indiana                   -            672,815             -       621,133         -
      Kent, Ohio                          -            233,468       689,696             -         -
      Oak Lawn, Illinois                  -          1,211,346             -       829,339         -
      Ooltewah, Tennessee                 -            546,261             -       714,114         -

    Charley's Restaurants:
      King of Prussia, Pennsylvania       -            965,223       549,565             -         -
      McLean, Virginia                    -            944,585       689,363             -         -

    Chevy's Fresh Mex Restaurants:
      Arapahoe, Colorado                  -            986,426     1,680,312             -         -
      Beaverton, Oregon                   -            938,162     1,681,670             -         -
      Greenbelt, Maryland                 -            945,234     1,475,339             -         -
      Lake Oswego, Oregon                 -            963,047     1,505,671             -         -
      Las Vegas, Nevada                   -          1,156,847     1,188,272             -         -
      Naperville, Illinois                -            960,779     1,365,563             -         -

    Darryl's Restaurants:
      Evansville, Indiana                 -            563,479             -             -         -
      Hampton, Virginia                   -            698,367       570,468             -         -
      Huntsville, Alabama                 -            777,842       663,941             -         -
      Knoxville, Tennessee                -            589,574             -             -         -
      Louisville, Kentucky                -            647,375             -             -         -
      Mobile, Alabama                     -            495,195             -             -         -
      Montgomery, Alabama                 -            346,380             -             -         -
      Nashville, Tennessee                -            513,218             -             -         -
      Orlando, Florida                    -          1,485,631       772,853             -         -
      Pensacola, Florida                  -            389,394             -             -         -
      Raleigh, North Carolina             -            840,525       505,176             -         -
      Raleigh, North Carolina             -          1,131,164       719,865             -         -
      Richmond, Virginia                  -            618,125             -             -         -
      Richmond, Virginia                  -            311,196             -             -         -
      Winston-Salem, North Carolina       -            436,867             -             -         -

    Denny's Restaurants:
      McKinney, Texas                     -            439,961             -             -         -
      Pasadena, Texas                     -            466,555       506,094             -         -
      Shawnee, Oklahoma                   -            528,090       625,653             -         -
      Tampa, Florida                      -            397,302             -             -         -

    Einstein Brothers' Bagels
     Restaurants:
      Dearborn, Michigan                  -            464,957             -       178,078         -
      Springfield, Virginia               -            628,804             -        36,311         -

    Fazoli's Restaurant:
      Southaven, Mississippi              -            485,648             -       172,318         -

    Golden Corral Family
     Steakhouse Restaurants:
      Brunswick, Georgia                  -            456,629             -     1,170,630         -
      Carlsbad, New Mexico                -            384,221             -       643,854         -
      Cleburne, Texas                     -            359,455             -       653,853         -
      Clovis, New Mexico                  -            426,349       805,517             -         -
      Columbia, Missouri                  -            848,187             -       664,399         -
      Columbia, Tennessee                 -            442,218             -       930,207         -
      Columbus, Ohio                      -          1,031,098             -     1,092,939         -
      Corpus Christi, Texas               -            576,548             -       934,918         -
      Corsicana, Texas                    -            349,227       699,756             -         -
      Council Bluffs, Iowa                -            546,078             -       993,149         -
      Dover, Delaware                     -          1,043,108             -       977,508         -
      Dublin, Georgia                     -            324,046             -       833,316         -
      Dubuque, Iowa                       -            564,242             -     1,056,315         -
      Duncan, Oklahoma                    -            161,390             -     1,028,945         -
      Edmond, Oklahoma                    -            569,664             -     1,017,781         -
      Enid, Oklahoma                      -            364,536             -       865,147         -
      Fort Dodge, Iowa                    -            320,852             -       763,705         -
      Fort Walton Beach, Florida          -            590,538             -     1,176,436         -
      Fort Worth, Texas                   -            640,320       898,171             -         -
      Hopkinsville, Kentucky              -            456,646             -       861,803         -
      Jacksonville, Florida               -            615,554             -     1,184,073         -
      Jacksonville, Florida               -            541,264             -     1,173,738         -
      Liberty, Missouri                   -            409,153             -       943,712         -
      Lufkin, Texas                       -            479,197             -       954,051         -
      Moberly , Missouri                  -            374,230             -       838,342         -
      Mobile, Alabama                     -            428,841             -     1,031,457         -
      Muskogee, Oklahoma                  -            395,839             -       887,540         -
      Olathe, Kansas                      -            548,821             -     1,099,448         -
      Omaha, Nebraska                     -            570,111             -       845,896         -
      Palatka, Florida                    -            322,433             -       987,385         -
      Pensacola, Florida                  -            634,108             -        21,570         -
      Port Richey, Florida                -            626,999             -     1,130,692         -
      Tampa, Florida                      -            825,650             -     1,161,192         -
      Universal City, Texas               -            357,429             -       650,249         -
      Winchester, Kentucky                -            303,633             -       970,489         -

    Ground Round Restaurants:
      Allentown, Pennsylvania             -            405,631       884,954             -         -
      Cincinnati, Ohio                    -            282,099       534,632             -         -
      Crystal, Minnesota                  -            370,667       431,642             -         -
      Dubuque, Iowa                       -            693,733       810,458             -         -
      Ewing , New Jersey                  -            371,254       685,847             -         -
      Gloucester, New Jersey              -            422,489       528,849             -         -
      Janesville, Wisconsin               -            451,235       548,178             -         -
      Kalamazoo, Michigan                 -            287,331       712,081             -         -
      Nanuet, New York                    -            375,116       605,067             -         -
      Parma, Ohio                         -            388,699       793,475             -         -
      Reading, Pennsylvania               -            728,574       793,410             -         -
      Waterloo, Iowa                      -            436,471       659,089             -         -
      Wauwatosa, Wisconsin                -            627,680       804,399             -         -

    Houlihan's Restaurants:
      Bethel Park, Pennsylvania           -            846,183       595,601             -         -
      Langhorne, Pennsylvania             -            817,039       648,765             -         -
      Plymouth Meeting, Pennsylvania      -          1,181,460       908,880             -         -

    International House of Pancakes
     Restaurants:
       Castle Rock, Colorado              -            541,312             -        92,804         -
       Clarksville, Tennessee             -            375,987       964,430             -         -
       Elk Grove, California              -            584,766             -             -         -
       Fairfax, Virginia                  -          1,096,763       705,345             -         -
       Fort Worth, Texas                  -            575,285       802,974             -         -
       Greeley, Colorado                  -            416,115             -       756,717         -
       Greenville, South Carolina         -            476,847       961,606             -         -
       Hollywood, California              -          1,407,002             -             -         -
       Homewood, Alabama                  -            545,112     1,029,900             -         -
       Houston, Texas                     -            645,365       856,532             -         -
       Kansas City, Missouri              -            512,481       831,202             -         -
       Killeen, Texas                     -            380,687       775,713             -         -
       Lake Jackson, Texas                -            460,167       802,640             -         -
       Leesburg, Virginia                 -            665,015       580,798             -         -
       Leon Valley, Texas                 -            593,624       918,024             -         -
       Loveland, Colorado                 -            488,259             -             -         -
       Murfreesboro, Tennessee            -            647,414       871,268             -         -
       Port Arthur, Texas                 -            382,950       957,912             -         -
       Poughkeepsie, New York             -            504,533       806,624             -         -
       Pueblo, Colorado                   -            387,562       891,943             -         -
       Roseville, Michigan                -            282,868       843,648             -         -
       Southaven, Mississippi             -           579,175     1,176,434             -         -
       Stockbridge, Georgia               -            765,743       707,406             -         -
       Victoria, Texas                    -            319,237             -             -         -

     Jack In the Box Restaurants:
       Allen, Texas                       -            710,749             -       721,843         -
       Avondale, Arizona                  -            605,063             -       649,514         -
       Bacliff, Texas                     -            419,488             -       697,861         -
       Chandler, Arizona                  -            481,456             -       636,588         -
       Chandler, Arizona                  -            603,735             -       595,803         -
       Channelview, Texas                 -            361,238             -       711,595         -
       Corinth, Texas                     -            396,864             -       620,042         -
       Dallas, Texas                      -            369,886             -       513,533         -
       Enumclaw, Washington               -            124,468             -       773,506         -
       Florissant, Missouri               -            389,265             -       779,211         -
       Folsum, California                 -            635,343       703,067             -         -
       Fresno, California                 -            286,850             -       606,547         -
       Fresno, California                 -            462,813             -       573,816         -
       Garland, Texas                     -            382,042             -       613,690         -
       Gun Barrel City, Texas             -            284,046             -       577,029         -
       Hollister, California              -            537,223             -       592,536         -
       Houston, Texas                     -            370,342             -       548,107         -
       Houston, Texas                     -            420,521             -       543,338         -
       Houston, Texas                     -            545,485             -       527,020         -
       Houston, Texas                     -            403,002       610,815             -         -
       Houston, Texas                     -            375,776             -       643,445         -
       Humble, Texas                      -            437,667             -       591,877         -
       Humble, Texas                      -            390,509             -       596,872         -
       Hutchins, Texas                    -            272,937             -       688,400         -
       Kent, Washington                   -            737,038             -       604,806         -
       Kingsburg, California              -            415,880             -       649,681         -
       Las Vegas, Nevada                  -            730,674             -       600,180         -
       Los Angeles, California            -            603,354       602,630             -         -
       Los Angeles, California            -            911,754             -       581,552         -
       Los Angeles, California            -            740,616       678,189             -         -
       Los Angeles, California            -            853,821             -       635,185         -
       Los Angeles, California            -          1,075,983             -       589,694         -
       Lufkin, Texas                      -            418,351             -       651,064         -
       Lufkin, Texas                      -            363,616             -       773,187         -
       Moscow, Idaho                      -            217,851             -       751,664         -
       Murietta, California               -            387,455             -       625,933         -
       Nacogdoches, Texas                 -            383,591             -       675,860         -
       Ontario, California                -            769,900             -       785,757         -
       Oxnard, California                 -            681,663             -       642,924         -
       Palmdale, California               -            631,275             -       567,912         -
       Pflugerville, Texas                -            717,246             -       688,066         -
       Saint Louis, Missouri              -            474,296             -       759,049         -
       San Antonio, Texas                 -            274,012             -       777,712         -
       San Antonio, Texas                 -            310,793             -       690,785         -
       Tacoma, Washington                 -            494,273             -       741,964         -
       Tigard, Oregon                     -            383,921             -       874,164         -
       Waxahachie, Texas                  -            477,580             -       566,856         -
       Weatherford, Texas                 -            464,245             -       779,235         -
       West Sacramento, California        -            523,089             -       617,131         -
       Woodland, California               -            358,130             -       668,383         -

     Kentucky Fried Chicken
      Restaurant:
        Putnam, Connecticut               -            301,723             -             -         -

     Little Lake Bryan Land:
       Orlando, Florida                   -          4,846,660             -             -         -

     Mister Fables Restaurant:
       Grand Rapids, Michigan             -            320,594       559,433             -         -

     Pizza Hut Restaurants:
       Adrian, Michigan                   -            242,239             -             -         -
       Beaver, West Virginia              -            212,053             -             -         -
       Beckley, West Virginia             -            209,432             -             -         -
       Bedford, Ohio                      -            174,721             -             -         -
       Belle, West Virginia               -             46,737             -             -         -
       Bluefield, West Virginia           -            120,449             -             -         -
       Bolivar, Ohio                      -            190,009             -             -         -
       Bowling Green, Ohio                -            200,442             -             -         -
       Bowling Green, Ohio                -            135,831             -             -         -
       Carrolton, Ohio                    -            187,082             -             -         -
       Cleveland, Ohio                    -            126,494             -             -         -
       Cleveland, Ohio                    -            116,849             -             -         -
       Cleveland, Ohio                    -            226,163             -             -         -
       Cross Lanes, West Virginia         -            215,881             -             -         -
       Defiance, Ohio                     -            242,239             -             -         -
       Dover, Ohio                        -            245,145             -             -         -
       East Cleveland, Ohio               -            194,012             -             -         -
       Euclid, Ohio                       -            202,050             -             -         -
       Fairview Park, Ohio                -            142,570             -             -         -
       Huntington, West Virginia          -            212,093             -             -         -
       Hurricane, West Virginia           -            180,803             -             -         -
       Lambertville, Michigan             -             99,166             -             -         -
       Marietta, Ohio                     -            169,454             -             -         -
       Mayfield Heights, Ohio             -            202,552             -             -         -
       Middleburg Heights, Ohio           -            216,518             -             -         -
       Millersburg, Ohio                  -            213,090             -             -         -
       Milton, West Virginia              -             99,815             -             -         -
       Monroe, Michigan                   -            152,215             -             -         -
       New Philadelphia, Ohio             -            149,206             -             -         -
       New Philadelphia, Ohio             -            223,981             -             -         -
       North Olmstead, Ohio               -            259,922             -             -         -
       Norwalk, Ohio                      -            261,529             -             -         -
       Ronceverte, West Virginia          -             99,733             -             -         -
       Sandusky, Ohio                     -            259,922             -             -         -
       Seven Hills, Ohio                  -            239,023             -             -         -
       Steubenville, Ohio                 -            228,199             -             -         -
       Strongsville, Ohio                 -            186,476             -             -         -
       Toledo, Ohio                       -            128,604             -             -         -
       Toledo, Ohio                       -            194,097             -             -         -
       Toledo, Ohio                       -            208,480             -             -         -
       Toledo, Ohio                       -            176,170             -             -         -
       Toledo, Ohio                       -            197,227             -             -         -
       Uhrichsville, Ohio                 -            279,779             -             -         -
       Wellsburg, West Virginia           -            167,170             -             -         -

     Pollo Tropical Restaurants:
       Coral Springs, Florida             -            852,746     1,108,491             -         -
       Davie, Florida                     -            712,865       873,395             -         -
       Fort Lauderdale, Florida           -            397,878       923,975             -         -
       Lake Worth, Florida                -            435,465       915,232             -         -
       Miami, Florida                     -            918,258       764,150             -         -
       Miami, Florida                     -            654,766     1,195,901             -         -
       Miami, Florida                     -            683,560       614,256             -         -
       Miami, Florida                     -            789,680       604,283             -         -
       Miami, Florida                     -            911,013     1,011,766             -         -
       Miami, Florida                     -          1,244,893       918,257             -         -
       Sunrise, Florida                   -            569,436       968,749             -         -

     Ponderosa Restaurants:
       Blue Springs, Missouri             -            691,797     1,136,902             -         -
       Johnstown, Pennsylvania            -            599,391             -     1,159,989         -

     Popeye's Chicken Restaurant:
       Thomasville, Georgia               -            113,780       407,429             -         -
       Valdosta, Georgia                  -            158,880       378,057             -         -

     Roadhouse Grill Restaurants:
       Brandon, Florida                   -            913,244             -       170,962         -
       Clearwater, Florida                -          1,336,881             -        10,055         -
       Jacksonville, Florida              -            369,914             -     1,554,300         -
       Pensacola, Florida                 -            895,539             -       300,903         -

     Ruby Tuesday's Restaurants:
       Coral Springs, Florida             -            698,778             -        14,657         -
       Lakeland, Florida                  -            574,441       742,781             -         -
       London, Kentucky                   -            354,415             -             -         -
       Orange City, Florida               -            695,999             -        11,089         -
       Somerset, Kentucky                 -            545,612             -       868,606         -

     Ruth's Chris Steak House
      Restaurant:
       Tampa, Florida                     -          1,076,442     1,062,751             -         -

     Ryan's Family Steak House
      Restaurant:
       Spring Hill, Florida               -            591,371             -     1,175,273         -

     Shoney's Restaurants:
       Indian Harbor Beach, Florida (m)   -            309,101             -       420,246         -
       Las Vegas, Nevada                  -            656,263             -             -         -
       Guadalupe, Arizona                 -            623,709             -             -         -
       Phoenix, Arizona (p)               -            469,721             -        85,872         -

     Sonny's Real Pit Bar-B-Q
      Restaurants:
       Athens, Georgia                    -            628,688       962,524             -         -
       Conyers, Georgia                   -            371,021       593,171             -         -
       Doraville, Georgia                 -            585,461       812,822             -         -
       Jonesboro, Georgia                 -            478,006       679,114             -         -
       Marietta, Georgia                  -            527,572       870,710             -         -
       Norcross, Georgia                  -            734,105       961,287             -         -
       Smyrna, Georgia                    -            634,379       643,323             -         -

     Steak and Ale Restaurants:
       Altamonte Springs, Florida         -          1,006,396       690,731             -         -
       Austin, Texas                      -            705,557             -             -         -
       Birmingham, Alabama                -            715,432             -             -         -
       College Park, Georgia              -            802,361             -             -         -
       Conroe, Texas                      -            590,733             -             -         -
       Greenville, South Carolina         -            670,594             -             -         -
       Houston, Texas                     -            776,694             -             -         -
       Houston, Texas                     -            964,354             -             -         -
       Huntsville, Alabama                -            641,125             -             -         -
       Jacksonville, Florida              -            670,491             -             -         -
       Maitland, Florida                  -            684,164             -             -         -
       Memphis, Tennessee                 -            810,316       798,412             -         -
       Mesquite, Texas                    -            592,342             -             -         -
       Miami, Florida                     -            594,142             -             -         -
       Middletown, New Jersey             -            933,759       763,368             -         -
       Norcorss, Georgia                  -            740,132             -             -         -
       Orlando, Florida                   -            922,679       725,256             -         -
       Palm Harbor, Florida               -            487,021             -             -         -
       Pensacola, Florida                 -            354,419             -             -         -
       Tulsa, Oklahoma                    -            433,713             -             -         -

     Taco Bell Restaurants:
       Livingston, Tennessee              -            212,438             -             -         -
       Saint Louis, Missouri              -            308,915       351,160             -         -
       Saint Louis, Missouri              -            349,637             -             -         -

     TGI Friday's Restaurants:
       El Paso, Texas                     -            599,160             -             -         -
       Independence, Missouri             -            857,404             -       896,945         -
       Mesa, Arizona                      -            914,342             -             -         -
       San Diego, California              -          2,386,592             -     1,432,281         -

     TropiGrill Restaurants:
       Altamonte Springs, Florida         -            548,886       700,856             -         -
       Orlando, Florida                   -            618,372       631,370             -         -

     Tumbleweed Southwest Mesquite
      Bar & Grill Restaurants:
       Clarksville, Tennessee             -            608,642             -             -         -
       Cookeville, Tennessee              -            511,084             -             -         -
       Hermitage, Tennessee               -            519,259             -       939,819         -
       Murfreesboro, Tennessee            -            514,900             -             -         -
       Nashville, Tennessee               -            420,176             -             -         -

     Wendy's Old Fashioned
      Hamburgers Restaurants:
       Camarillo, California              -            640,066             -       688,918         -
       Knoxville, Tennessee               -            358,027             -       444,622         -
       Knoxville, Tennessee               -            555,886             -       435,037         -
       Westlake Village, California       -            842,158             -       622,125         -
                                                 ------------- -------------  ------------  ---------
                                                  $210,451,742   $93,495,475   $96,246,433         -
                                                 =============  ============  ============ =========

Properties of Joint Venture in Which
  the Company has a 55.38% Interest and
  has Invested in Under an Operating Lease

    Bennigan's Restaurant
      Orlando, FLorida                            $    706,411             -   $ 1,508,767         -
                                                 =============  =============  =========== ==========

Properties the Company
  has Invested in Under
  Direct Financing Leases:

    Applebee's Restaurants:
      Salinas, California                 -                  -             -       794,058         -
      Tullahoma, Tennessee                -            324,362     1,009,364             -         -

    Arby's Restaurants:
      Grand Rapids, Michigan (k)          -                 -             -       957,945         -

    Barb Wires Steakhouse and
     Saloon Restaurants:
      Lawrence, Kansas                    -                  -     1,022,607             -         -

    Bennigan's Restaurants:
      Bedford, Texas                      -                  -       954,774             -         -
      Clearwater, Florida                 -                  -     1,043,049             -         -
      Colorado Springs, Colorado          -                  -       902,872             -         -
      Englewood, Colorado                 -                  -     1,131,082             -         -
      Florham Park, New Jersey            -                  -     1,092,401             -         -
      Houston, Texas                      -                  -       985,394             -         -
      Jacksonville, Florida               -                  -       819,356             -         -
      Jacksonville, Florida               -                  -     1,061,339             -         -
      North Richland Hills, Texas         -                  -       983,252             -         -
      Oklahoma City, Oklahoma             -                  -     1,015,084             -         -
      Pensacola, Florida                  -                  -       980,438             -         -
      Saint Louis Park, Minnesota         -                  -     1,280,033             -         -
      Tampa, Florida                      -                  -     1,312,146             -         -
      Winston-Salem, North Carolina       -            247,828       992,551             -         -
      Woodridge, Illinois                 -                  -       991,688             -         -

    Black-eyed Pea Restaurant:
      Albuquerque, New Mexico             -                  -       705,746             -         -
      Albuquerque, New Mexico             -                  -       704,757             -         -
      Bedford, Texas                      -                  -       655,028             -         -
      Dallas, Texas                       -                  -       655,011             -         -
      Dallas, Texas                       -                  -       698,827             -         -
      Forestville, Maryland               -                  -       681,034             -         -
      Fort Worth, Texas                   -                  -       655,014             -         -
      Hillsboro, Texas                    -                  -             -       811,120         -
      Houston, Texas                      -                  -       685,977             -         -
      Mesa, Arizona                       -                  -       906,740             -         -
      Oklahoma City, Oklahoma             -                  -       651,523             -         -
      Phoenix, Arizona                    -                  -       677,681             -         -
      Phoenix, Arizona                    -                  -       677,805             -         -
      Phoenix, Arizona                    -                  -       682,141             -         -
      Scottsdale, Arizona                 -                  -             -       823,188         -
      Tucson, Arizona                     -                  -       678,333             -         -
      Waco, Texas                         -                  -       699,815             -         -
      Wichita, Kansas                     -                  -       698,827             -         -

    Burger King Restaurant:
      Atlanta, Georgia                    -                  -       609,693             -         -

    Darryl's Restaurants:
      Evansville, Indiana                 -                  -       974,401             -         -
      Knoxville, Tennessee                -                  -       709,047             -         -
      Louisville, Kentucky                -                  -       915,201             -         -
      Mobile, Alabama                     -                  -     1,009,042             -         -
      Montgomery, Alabama                 -                  -       952,382             -         -
      Nashville, Tennessee                -                  -       736,400             -         -
      Pensacola, Florida                  -                  -       725,709             -         -
      Richmond, Virginia                  -                  -       775,617             -         -
      Richmond, Virginia                  -                  -       650,175             -         -
      Winston-Salem, North Carolina       -                  -       812,752             -         -

    Denny's Restaurants:
      McKinney, Texas                     -                  -             -       655,052         -
      Tampa, Florida                      -                  -             -       715,957         -

    Golden Corral Family
     Steakhouse Restaurants:
      Brooklyn, Ohio                      -                  -     1,044,311             -         -
      Eastlake, Ohio                      -            256,332     1,473,307             -         -

    International House of
     Pancakes Restaurants:
      Anderson, South Carolina            -                  -       957,414             -         -
      Crestwood, Illinois                 -                  -       935,262             -         -
      Elk Grove, California               -                  -     1,039,584             -         -
      Hollywood, California               -                  -       994,845             -         -
      Loveland, Colorado                  -                  -       963,597             -         -
      Maryville, Tennessee                -            243,825       963,231             -         -
      Victoria, Texas                     -                  -       814,015             -         -

    Kentucky Fried Chicken
     Restaurant:
      Putnam, Connecticut                 -                  -       530,846             -         -

    On the Border Restaurant:
      San Antonio, Texas                  -                  -             -     1,305,217         -

    Popeye's Chicken Restaurant:
      Starke, Florida                     -            208,910             -       427,067         -

    Ruby Tuesday's Restaurant:
      London, Kentucky                    -                  -             -       845,249         -

    Shoney's Restaurants:
      Guadalupe, Arizona                  -                  -             -       949,343         -
      Las Vegas, Nevada                   -                  -             -     1,184,901         -

    Steak and Ale Restaurants:
      Austin, Texas                       -                  -       745,609             -         -
      Birmingham, Alabama                 -                  -       681,623             -         -
      College Park, Georgia               -                  -       909,525             -         -
      Conroe, Texas                       -                  -     1,032,606             -         -
      Greenville, South Carolina          -                 -     1,180,342             -         -
      Houston, Texas                      -                  -     1,092,606             -         -
      Houston, Texas                      -                  -       978,733             -         -
      Huntsville, Alabama                 -                  -       810,041             -         -
      Jacksonville, Florida               -                  -       879,060             -         -
      Maitland, Florida                   -                  -       791,599             -         -
      Mesquite, Texas                     -                  -       908,017             -         -
      Miami, Florida                      -                  -     1,176,774             -         -
      Norcorss, Georgia                   -                  -       966,814             -         -
      Palm Harbor, Florida                -                  -       816,569             -         -
      Pensacola, Florida                  -                  -       826,191             -         -
      Tulsa, Oklahoma                     -                  -     1,067,543             -         -

    Taco Bell Restaurants:
      Livingston, Tennessee               -                  -             -       436,198         -
      Saint Louis, Missouri               -                  -       471,686             -         -

    TGI Friday's Restaurants:
      El Paso, Texas                      -                  -     1,089,566             -         -
      Mesa, Arizona                       -                  -             -     1,440,217         -

    Tumbleweed Southwest Mesquite
     Bar & Grill Restaurants:
      Clarksville, Tennessee              -                  -             -       937,562         -
      Cookeville, Tennessee               -                  -     1,029,717             -         -
      Hendersonville, Tennessee           -            782,282             -             -         -
      Murfreesboro, Tennessee             -            976,699             -             -         -
      Nashville, Tennessee                -                  -       949,367             -         -

    Wendy's Old Fashioned
     Hamburgers Restaurants:
      Carmel Mountain, California         -            594,856             -             -         -
      Knoxville, Tennessee                -                  -             -       453,380         -
      San Diego, California               -                  -             -       590,058         -
      Sevierville, Tennessee              -                  -             -       531,726         -
      Seymour, Tennessee                  -                  -             -       460,693         -
                                                  =============  ============  ============ =========
                                                    $1,281,257   $68,036,345   $14,318,931         -
                                                  =============  ============  ============ =========





                Gross Amount at Which                                       Life on Which
        Carried at Close of Period (b)(m)(n)(o)(p)                         Depreciation in
 -----------------------------------------------------   Date              Latest Income
             Buildings and                Accumulated   of Con-     Date    Statement is
    Land     Improvements      Total      Depreciation struction  Acquired    Computed
 ----------- -------------  ------------  ------------ ---------  --------  -------------





   609,696        770,331     1,380,027         9,093   1991        08/98       (e)
   556,070        983,010     1,539,080        11,603   1995        08/98       (e)
   625,868        936,068     1,561,936        11,049   1996        08/98       (e)
   489,867      1,003,630     1,493,497        11,847   1993        08/98       (e)
   549,651        966,628     1,516,279        11,410   1994        08/98       (e)
   735,272        827,474     1,562,746         9,767   1992        08/98       (e)
   390,058        943,019     1,333,077        11,131   1997        08/98       (e)
   568,168        925,046     1,493,214        10,919   1998        08/98       (e)
   740,165        835,996     1,576,161         9,868   1995        08/98       (e)
   874,094        880,494     1,754,588        30,362   1997        08/96       (e)
   786,475             (g)      786,475            (h)  1997        09/96       (h)


   230,720        455,946       686,666         8,973   1988        05/98       (e)
   648,459        683,390     1,331,849         9,315   1998        04/98       (e)
   338,486        497,282       835,768        37,921   1996        09/96       (e)
   586,477        604,508     1,190,985           939   1998        08/98       (e)
   441,770        621,014     1,062,784         9,542   1998        04/98       (e)
   483,660        459,387       943,047            (c)  (d)         09/98       (c)
   289,183             (g)      289,183            (h)  1995        08/95       (h)
   363,478        404,650       768,128        19,004   1990        08/97       (e)
   277,986        490,143       768,129        23,019   1995        08/97       (e)
   463,047        621,088     1,084,135        12,327   1998        02/98       (e)
   228,364        539,764       768,128        25,349   1995        08/97       (e)
   276,567        505,359       781,926        41,767   1995        07/96       (e)
   273,325        413,077       686,402        19,400   1994        08/97       (e)
   268,545        485,160       753,705        22,785   1995        08/97       (e)
   320,924        463,347       784,271        22,607   1992        07/97       (e)
   402,516        390,699       793,215            (c)  (d)         09/98       (c)
   702,830         13,611       716,441            (c)  (d)         12/98       (c)
   512,258        267,103       779,361           756   1998        09/98       (e)



   493,489             (g)      493,489            (h)  1994        08/97       (h)


   714,194      1,302,733     2,016,927        75,963   1997        04/97       (e)
   768,333             (g)      768,333            (h)  1986        06/98       (h)
   900,038             (g)      900,038            (h)  1979        06/98       (h)
   794,255             (g)      794,255            (h)  1979        06/98       (h)
   665,141             (g)      665,141            (h)  1984        06/98       (h)
 1,460,179        901,042     2,361,221        16,313   1982        06/98       (e)
 1,077,645             (g)    1,077,645            (h)  1983        06/98       (h)
   908,502             (g)      908,502            (h)  1979        06/98       (h)
   779,387             (g)      779,387            (h)  1983        06/98       (h)
   832,557             (g)      832,557            (h)  1981        06/98       (h)
 1,305,939      1,030,685     2,336,624        18,661   1982        06/98       (e)
   886,048             (g)      886,048            (h)  1979        06/98       (h)
   687,614      1,064,050     1,751,664            (c)  (d)         09/98       (c)
   756,750             (g)      756,750            (h)  1986        06/98       (h)
 1,585,461        874,143     2,459,604        15,826   1978        06/98       (e)
   692,093             (g)      692,093            (h)  1983        06/98       (h)
   885,111             (g)      885,111            (h)  1976        06/98       (h)
   734,245             (g)      734,245            (h)  1980        06/98       (h)
   789,680             (g)      789,680            (h)  1987        12/98       (h)


   168,548        715,504       884,052            (c)  (d)         12/98       (c)
   366,727        618,096       984,823            (c)  (d)         12/98       (c)
   437,235        609,391     1,046,626            (c)  (d)         12/98       (c)


   746,437        501,072     1,247,509            (c)  (d)         08/98       (c)
   883,196        108,843       992,039            (c)  (d)         12/98       (c)
   362,141        989,635     1,351,776        15,387   1996        07/98       (e)
   404,155             (g)      404,155            (h)  1996        06/96       (h)
   447,582         17,358       464,940            (c)  (d)         12/98       (c)
   758,796         13,869       772,665            (c)  (d)         12/98       (c)
   784,939             (g)      784,939            (h)  1994        09/97       (h)
   788,311         10,933       799,244            (c)  (d)         11/98       (c)
   527,388        166,992       694,380            (c)  (d)         11/98       (c)


   774,448        507,587     1,282,035        28,902   1997        12/96       (e)
   585,818        866,641     1,452,459        39,513   1997        05/97       (e)
   569,782        294,878       864,660        14,067   1997        04/97       (e)
   376,929        639,875     1,016,804        67,201   1995        11/95       (e)
   507,544        328,353       835,897        16,080   1997        04/97       (e)
   353,608        606,470       960,078        14,295   1997        05/98       (e)
   365,784        605,763       971,547        45,197   1996        07/96       (e)
   320,463        627,371       947,834        28,604   1997        08/97       (e)
   396,377        681,847     1,078,224        52,924   1996        06/96       (e)
   705,522        626,845     1,332,367        41,961   1996        09/96       (e)
   667,992        661,776     1,329,768        29,750   1997        05/97       (e)
   566,562        403,730       970,292        10,508   1997        04/98       (e)
   665,422        481,311     1,146,733        36,175   1996        06/96       (e)
   493,536        619,786     1,113,322        27,296   1997        09/97       (e)
   885,567        648,755     1,534,322        28,750   1997        04/97       (e)
   631,336        675,111     1,306,447        33,062   1997        05/97       (e)
   515,827        572,706     1,088,533        23,850   1997        05/97       (e)
   688,147        351,810     1,039,957        24,106   1996        09/96       (e)
   469,041        336,295       805,336        15,345   1997        04/97       (e)
   473,596        586,377     1,059,973        28,556   1997        07/97       (e)
   526,092        504,483     1,030,575        20,778   1997        05/97       (e)
   528,118        340,297       868,415        24,738   1996        07/96       (e)
   378,786        388,489       767,275        26,431   1996        12/96       (e)
   482,361        316,135       798,496        13,345   1997        04/97       (e)
   448,185        681,598     1,129,783        34,064   1997        07/97       (e)
   889,562        487,475     1,377,037        25,386   1997        04/97       (e)
   788,248        209,449       997,697        16,619   1996        07/96       (e)
   751,576        757,026     1,508,602        37,074   1997        05/97       (e)
   651,867        775,634     1,427,501        37,985   1997        05/97       (e)
   234,685        589,367       824,052        15,291   1994        04/98       (e)


   394,422             (g)      394,422            (h)  1998        06/98       (h)
   543,095        620,617     1,163,712        49,649   1996        03/96       (e)
   680,192        575,426     1,255,618        31,584   1997        12/96       (e)
   769,842        411,012     1,180,854        21,812   1997        02/97       (e)
   917,717        784,590     1,702,307        48,061   1996        10/96       (e)
   672,815        621,133     1,293,948        49,180   1996        04/96       (e)
   233,468        689,696       923,164        43,822   1970        02/97       (e)
 1,211,346        829,339     2,040,685        63,242   1996        03/96       (e)
   546,261        714,114     1,260,375        33,908   1997        04/97       (e)


   965,223        549,565     1,514,788        28,482   1977        06/97       (e)
   944,585        689,363     1,633,948        35,727   1971        06/97       (e)


   986,426      1,680,312     2,666,738        56,164   1994        12/97       (e)
   938,162      1,681,670     2,619,832        56,209   1995        12/97       (e)
   945,234      1,475,339     2,420,573        49,313   1994        12/97       (e)
   963,047      1,505,671     2,468,718        50,327   1995        12/97       (e)
 1,156,847      1,188,272     2,345,119           326   1997        12/98       (e)
   960,779      1,365,563     2,326,342        28,621   1990        05/98       (e)


   563,479             (g)      563,479            (h)  1983        06/97       (h)
   698,367        570,468     1,268,835        29,565   1983        06/97       (e)
   777,842        663,941     1,441,783        34,410   1981        06/97       (e)
   589,574             (g)      589,574            (h)  1983        06/97       (h)
   647,375             (g)      647,375            (h)  1983        06/97       (h)
   495,195             (g)      495,195            (h)  1983        06/97       (h)
   346,380             (g)      346,380            (h)  1984        06/97       (h)
   513,218             (g)      513,218            (h)  1981        06/97       (h)
 1,485,631        772,853     2,258,484        40,054   1983        06/97       (e)
   389,394             (g)      389,394            (h)  1983        06/97       (h)
   840,525        505,176     1,345,701        26,182   1980        06/97       (e)
 1,131,164        719,865     1,851,029        37,308   1972        06/97       (e)
   618,125             (g)      618,125            (h)  1982        06/97       (h)
   311,196             (g)      311,196            (h)  1982        06/97       (h)
   436,867             (g)      436,867            (h)  1978        06/97       (h)


   439,961             (g)      439,961            (h)  1996        06/96       (h)
   466,555        506,094       972,649        56,000   1981        09/95       (e)
   528,090        625,653     1,153,743        69,225   1987        09/95       (e)
   397,302             (g)      397,302            (h)  1997        02/97       (h)



   464,957        178,078       643,035         8,737   1997        04/97       (e)
   628,804         36,311       665,115         1,798   1997        05/97       (e)


   485,648        172,318       657,966            (c)  (d)         11/98       (c)



   456,629      1,170,630     1,627,259        10,717   1998        06/98       (e)
   384,221        643,854     1,028,075        71,877   1995        08/95       (e)
   359,455        653,853     1,013,308        70,190   1995        08/95       (e)
   426,349        805,517     1,231,866        12,451   1997        07/98       (e)
   848,187        664,399     1,512,586            (c)  (d)         11/98       (c)
   442,218        930,207     1,372,425        32,076   1996        12/96       (e)
 1,031,098      1,092,939     2,124,037       112,853   1995        11/95       (e)
   576,548        934,918     1,511,466        39,555   1997        05/97       (e)
   349,227        699,756     1,048,983        79,209   1995        08/95       (e)
   546,078        993,149     1,539,227        11,723   1998        12/97       (e)
 1,043,108        977,508     2,020,616       106,622   1995        08/95       (e)
   324,046        833,316     1,157,362            (c)  (d)         08/98       (c)
   564,242      1,056,315     1,620,557        14,398   1998        01/98       (e)
   161,390      1,028,945     1,190,335        37,201   1997        08/97       (e)
   569,664      1,017,781     1,587,445        15,267   1998        01/98       (e)
   364,536        865,147     1,229,683        31,830   1997        06/97       (e)
   320,852        763,705     1,084,557            (c)  (d)         11/98       (c)
   590,538      1,176,436     1,766,974        38,324   1997        08/97       (e)
   640,320        898,171     1,538,491       100,911   1995        08/95       (e)
   456,646        861,803     1,318,449        29,717   1996        02/97       (e)
   615,554      1,184,073     1,799,627        50,082   1997        05/97       (e)
   541,264      1,173,738     1,715,002        51,904   1997        06/97       (e)
   409,153        943,712     1,352,865        37,488   1997        06/97       (e)
   479,197        954,051     1,433,248        64,044   1997        11/96       (e)
   374,230        838,342     1,212,572        46,055   1997        12/96       (e)
   428,841      1,031,457     1,460,298        34,568   1997        09/97       (e)
   395,839        887,540     1,283,379        20,061   1997        12/97       (e)
   548,821      1,099,448     1,648,269        25,553   1997        10/97       (e)
   570,111        845,896     1,416,007            (c)  (d)         10/98       (c)
   322,433        987,385     1,309,818        33,357   1997        09/97       (e)
   634,108         21,570       655,678            (c)  (d)         12/98       (c)
   626,999      1,130,692     1,757,691        86,015   1996        05/96       (e)
   825,650      1,161,192     1,986,842       112,169   1995        08/95       (e)
   357,429        650,249     1,007,678        71,928   1995        08/95       (e)
   303,633        970,489     1,274,122        50,830   1997        02/97       (e)


   405,631        884,954     1,290,585        35,398   1983        10/97       (e)
   282,099        534,632       816,731        21,385   1981        10/97       (e)
   370,667        431,642       802,309        17,266   1981        10/97       (e)
   693,733        810,458     1,504,191        32,418   1982        10/97       (e)
   371,254        685,847     1,057,101        25,617   1979        11/97       (e)
   422,489        528,849       951,338        21,154   1981        10/97       (e)
   451,235        548,178       999,413        21,927   1982        10/97       (e)
   287,331        712,081       999,412        28,483   1980        10/97       (e)
   375,116        605,067       980,183        21,827   1982        12/97       (e)
   388,699        793,475     1,182,174        31,739   1977        10/97       (e)
   728,574        793,410     1,521,984        31,736   1982        10/97       (e)
   436,471        659,089     1,095,560        26,364   1982        10/97       (e)
   627,680        804,399     1,432,079        32,176   1977        10/97       (e)


   846,183        595,601     1,441,784        30,868   1972        06/97       (e)
   817,039        648,765     1,465,804        33,623   1976        06/97       (e)
 1,181,460        908,880     2,090,340        47,104   1974        06/97       (e)



   541,312         92,804       634,116            (c)  (d)         11/98       (c)
   375,987        964,430     1,340,417         1,233   1997        12/98       (e)
   584,766             (g)      584,766            (h)  1997        08/97       (h)
 1,096,763        705,345     1,802,108        36,105   1995        06/97       (e)
   575,285        802,974     1,378,259         7,205   1997        09/98       (e)
   416,115        756,717     1,172,832            (c)  (d)         08/98       (c)
   476,847        961,606     1,438,453           263   1998        12/98       (e)
 1,407,002             (g)    1,407,002            (h)  1996        06/98       (h)
   545,112      1,029,900     1,575,012         1,317   1996        12/98       (e)
   645,365        856,532     1,501,897        42,807   1996        07/97       (e)
   512,481        831,202     1,343,683         7,458   1998        09/98       (e)
   380,687        775,713     1,156,400         6,960   1997        09/98       (e)
   460,167        802,640     1,262,807        36,522   1997        08/97       (e)
   665,015        580,798     1,245,813        31,215   1994        05/97       (e)
   593,624        918,024     1,511,648           335   1997        12/98       (e)
   488,259             (g)      488,259            (h)  1997        08/97       (h)
   647,414        871,268     1,518,682           716   1998        12/98       (e)
   382,950        957,912     1,340,862           262   1997        12/98       (e)
   504,533        806,624     1,311,157        12,099   1996        07/98       (e)
   387,562        891,943     1,279,505         1,222   1997        12/98       (e)
   282,868        843,648     1,126,516           693   1997        12/98       (e)
   579,175      1,176,434     1,755,609           322   1997        12/98       (e)
   765,743        707,406     1,473,149        35,354   1997        07/97       (e)
   319,237             (g)      319,237            (h)  1997        08/97       (h)


   710,749        721,843     1,432,592            (c)  (d)         12/98       (c)
   605,063        649,514     1,254,577         8,497   1998        04/98       (e)
   419,488        697,861     1,117,349        32,838   1997        04/97       (e)
   481,456        636,588     1,118,044         5,537   1998        07/98       (e)
   603,735        595,803     1,199,538            (c)  (d)         12/98       (c)
   361,238        711,595     1,072,833        30,300   1997        07/97       (e)
   396,864        620,042     1,016,906        26,684   1997        06/97       (e)
   369,886        513,533       883,419        31,644   1997        12/96       (e)
   124,468        773,506       897,974        36,609   1997        04/97       (e)
   389,265        779,211     1,168,476        22,256   1997        10/97       (e)
   635,343        703,067     1,338,410        28,315   1997        10/97       (e)
   286,850        606,547       893,397        26,990   1997        05/97       (e)
   462,813        573,816     1,036,629         7,140   1998        05/98       (e)
   382,042        613,690       995,732        25,795   1997        07/97       (e)
   284,046        577,029       861,075        11,725   1998        04/98       (e)
   537,223        592,536     1,129,759        34,172   1997        01/97       (e)
   370,342        548,107       918,449        31,810   1997        02/97       (e)
   420,521        543,338       963,859        28,060   1997        03/97       (e)
   545,485        527,020     1,072,505        49,766   1996        11/95       (e)
   403,002        610,815     1,013,817        46,290   1996        07/96       (e)
   375,776        643,445     1,019,221        48,655   1996        07/96       (e)
   437,667        591,877     1,029,544        45,458   1996        06/96       (e)
   390,509        596,872       987,381        37,921   1997        02/97       (e)
   272,937        688,400       961,337        15,748   1998        03/98       (e)
   737,038        604,806     1,341,844        34,549   1997        01/97       (e)
   415,880        649,681     1,065,561        37,349   1997        01/97       (e)
   730,674        600,180     1,330,854        36,291   1997        01/97       (e)
   603,354        602,630     1,205,984        70,360   1986        06/95       (e)
   911,754        581,552     1,493,306        32,105   1997        01/97       (e)
   740,616        678,189     1,418,805        22,730   1997        12/97       (e)
   853,821        635,185     1,489,006        12,755   1998        02/98       (e)
 1,075,983        589,694     1,665,677            (c)  (d)         12/98       (c)
   418,351        651,064     1,069,415         5,663   1998        07/98       (e)
   363,616        773,187     1,136,803            (c)  (d)         12/98       (c)
   217,851        751,664       969,515        43,212   1992        01/97       (e)
   387,455        625,933     1,013,388        35,813   1997        01/97       (e)
   383,591        675,860     1,059,451        14,289   1998        04/98       (e)
   769,900        785,757     1,555,657            (c)  (d)         12/98       (c)
   681,663        642,924     1,324,587        32,073   1997        04/97       (e)
   631,275        567,912     1,199,187        30,626   1997        02/97       (e)
   717,246        688,066     1,405,312        11,531   1998        03/98       (e)
   474,296        759,049     1,233,345         7,504   1998        04/98       (e)
   274,012        777,712     1,051,724            (c)  (d)         12/98       (c)
   310,793        690,785     1,001,578            (c)  (d)         12/98       (c)
   494,273        741,964     1,236,237            (c)  (d)         12/98       (c)
   383,921        874,164     1,258,085            (c)  (d)         12/98       (c)
   477,580        566,856     1,044,436        13,071   1998        03/98       (e)
   464,245        779,235     1,243,480            (c)  (d)         12/98       (c)
   523,089        617,131     1,140,220        25,883   1997        07/97       (e)
   358,130        668,383     1,026,513        27,407   1997        07/97       (e)



   301,723             (g)      301,723            (h)  1997        07/97       (h)


 4,846,660              -     4,846,660             -    (q)        09/98       (q)


   320,594        559,433       880,027        52,009   1967        03/96       (e)


   242,239              -       242,239            (f)  1989        01/96       (f)
   212,053              -       212,053            (f)  1986        05/96       (f)
   209,432              -       209,432            (f)  1978        05/96       (f)
   174,721              -       174,721            (f)  1975        01/96       (f)
    46,737              -        46,737            (f)  1980        05/96       (f)
   120,449              -       120,449            (f)  1986        05/96       (f)
   190,009              -       190,009            (f)  1996        03/97       (f)
   200,442              -       200,442            (f)  1985        01/96       (f)
   135,831              -       135,831            (f)  1992        12/96       (f)
   187,082              -       187,082            (f)  1990        03/97       (f)
   126,494              -       126,494            (f)  1986        01/96       (f)
   116,849              -       116,849            (f)  1978        01/96       (f)
   226,163              -       226,163            (f)  1987        01/96       (f)
   215,881              -       215,881            (f)  1990        05/96       (f)
   242,239              -       242,239            (f)  1977        01/96       (f)
   245,145              -       245,145            (f)  1975        05/97       (f)
   194,012              -       194,012            (f)  1986        01/96       (f)
   202,050              -       202,050            (f)  1983        01/96       (f)
   142,570              -       142,570            (f)  1996        01/96       (f)
   212,093              -       212,093            (f)  1978        05/96       (f)
   180,803              -       180,803            (f)  1978        05/96       (f)
    99,166              -        99,166            (f)  1994        01/96       (f)
   169,454              -       169,454            (f)  1986        05/96       (f)
   202,552              -       202,552            (f)  1980        04/96       (f)
   216,518              -       216,518            (f)  1975        01/96       (f)
   213,090              -       213,090            (f)  1989        03/97       (f)
    99,815              -        99,815            (f)  1986        05/96       (f)
   152,215              -       152,215            (f)  1994        01/96       (f)
   149,206              -       149,206            (f)  1975        03/97       (f)
   223,981              -       223,981            (f)  1983        03/97       (f)
   259,922              -       259,922            (f)  1976        01/96       (f)
   261,529              -       261,529            (f)  1993        01/96       (f)
    99,733              -        99,733            (f)  1991        05/96       (f)
   259,922              -       259,922            (f)  1978        01/96       (f)
   239,023              -       239,023            (f)  1983        01/96       (f)
   228,199              -       228,199            (f)  1983        03/97       (f)
   186,476              -       186,476            (f)  1976        04/96       (f)
   128,604              -       128,604            (f)  1988        04/96       (f)
   194,097              -       194,097            (f)  1993        12/96       (f)
   208,480              -       208,480            (f)  1975        01/96       (f)
   176,170              -       176,170            (f)  1985        01/96       (f)
   197,227              -       197,227            (f)  1978        01/96       (f)
   279,779              -       279,779            (f)  1983        03/97       (f)
   167,170              -       167,170            (f)  1980        03/97       (f)


   852,746      1,108,491     1,961,237         9,339   1994        09/98       (e)
   712,865        873,395     1,586,260         7,358   1993        09/98       (e)
   397,878        923,975     1,321,853         7,784   1996        09/98       (e)
   435,465        915,232     1,350,697         7,711   1994        09/98       (e)
   918,258        764,150     1,682,408         6,996   1995        09/98       (e)
   654,766      1,195,901     1,850,667        10,949   1994        09/98       (e)
   683,560        614,256     1,297,816         5,624   1995        09/98       (e)
   789,680        604,283     1,393,963         5,532   1995        09/98       (e)
   911,013      1,011,766     1,922,779         9,263   1993        09/98       (e)
 1,244,893        918,257     2,163,150           755   1994        12/98       (e)
   569,436        968,749     1,538,185         8,161   1994        09/98       (e)


   691,797      1,136,902     1,828,699        17,677   1997        07/98       (e)
   599,391      1,159,989     1,759,380         4,131   1998        06/98       (e)


   113,780        407,429       521,209         3,432   1998        09/98       (e)
   158,880        378,057       536,937         3,703   1998        09/98       (e)


   913,244        170,962     1,084,206            (c)  (d)         11/98       (c)
 1,336,881         10,055     1,346,936            (c)  (d)         12/98       (c)
   369,914      1,554,300     1,924,214         3,265   1998        09/98       (e)
   895,539        300,903     1,196,442            (c)  (d)         07/98       (c)


   698,778         14,657       713,435            (c)  (d)         11/98       (c)
   574,441        742,781     1,317,222         2,985   1998        11/98       (e)
   354,415             (g)      354,415            (h)  1997        08/97       (h)
   695,999         11,089       707,088            (c)  (d)         12/98       (c)
   545,612        868,606     1,414,218        14,060   1998        03/98       (e)



 1,076,442      1,062,751     2,139,193        55,661   1996        06/97       (e)



   591,371      1,175,273     1,766,644        77,681   1996        09/96       (e)


   309,101        420,246       729,347        25,320   1997        01/97       (e)
   656,263             (g)      656,263            (h)  1997        08/97       (h)
   623,709             (g)      623,709            (h)  1997        04/97       (h)
   469,721         85,872       555,593            (c)  (d)         03/98       (c)



   628,688        962,524     1,591,212        18,591   1981        06/98       (e)
   371,021        593,171       964,192        11,457   1994        06/98       (e)
   585,461        812,822     1,398,283        15,700   1990        06/98       (e)
   478,006        679,114     1,157,120        13,117   1988        06/98       (e)
   527,572        870,710     1,398,282        16,818   1988        06/98       (e)
   734,105        961,287     1,695,392        18,567   1986        06/98       (e)
   634,379        643,323     1,277,702        12,426   1981        06/98       (e)


 1,006,396        690,731     1,697,127        12,506   1979        06/98       (e)
   705,557             (g)      705,557            (h)  1969        06/98       (h)
   715,432             (g)      715,432            (h)  1993        06/98       (h)
   802,361             (g)      802,361            (h)  1973        06/98       (h)
   590,733             (g)      590,733            (h)  1993        06/98       (h)
  670,594              (g)      670,594            (h)  1976        06/98       (h)
   776,694             (g)      776,694            (h)  1972        06/98       (h)
   964,354             (g)      964,354            (h)  1973        06/98       (h)
   641,125             (g)      641,125            (h)  1974        06/98       (h)
   670,491             (g)      670,491            (h)  1977        06/98       (h)
   684,164             (g)      684,164            (h)  1969        06/98       (h)
   810,316        798,412     1,608,728         1,021   1979        12/98       (e)
   592,342             (g)      592,342            (h)  1988        06/98       (h)
   594,142             (g)      594,142            (h)  1974        06/98       (h)
   933,759        763,368     1,697,127        13,821   1985        06/98       (e)
   740,132             (g)      740,132            (h)  1984        12/98       (h)
   922,679        725,256     1,647,935        13,131   1978        06/98       (e)
   487,021             (g)      487,021            (h)  1983        06/98       (h)
   354,419             (g)      354,419            (h)  1978        06/98       (h)
   433,713             (g)      433,713            (h)  1969        06/98       (h)


   212,438             (g)      212,438            (h)  1998        07/98       (h)
   308,915        351,160       660,075         2,341   1991        10/98       (e)
   349,637             (g)      349,637            (h)  1991        10/98       (h)


   599,160             (g)      599,160            (h)  1992        08/98       (h)
   857,404        896,945     1,754,349            (c)  (d)         11/98       (c)
   914,342             (g)      914,342            (h)  1997        09/97       (h)
 2,386,592      1,432,281     3,818,873            (c)  (d)         11/98       (c)


   548,886        700,856     1,249,742         5,904   1994        09/98       (e)
   618,372        631,370     1,249,742         5,319   1994        09/98       (e)



   608,642             (g)      608,642            (h)  1998        02/98       (h)
   511,084             (g)      511,084            (h)  1994        08/97       (h)
   519,259        939,819     1,459,078            (c)  (d)         02/98       (c)
   514,900             (g)      514,900            (h)  1995        08/97       (h)
   420,176             (g)      420,176            (h)  1978        08/97       (h)



   640,066        688,918     1,328,984        55,507   1996        06/96       (e)
   358,027        444,622       802,649        33,123   1996        05/96       (e)
   555,886        435,037       990,923         5,135   1998        06/98       (e)
   842,158        622,125     1,464,283        12,869   1998        11/97       (e)
------------ ------------- -------------  ------------
$210,451,742 $189,741,908  $400,193,650    $6,242,783
============ ============= =============  ============






$    706,411 $  1,508,767  $  2,215,178    $    7,304   1998        06/98       (e)
============ ============= =============  ============

        (g)            (g)           (g)           (h)  1997        09/96       (h)
        (g)            (g)           (g)           (i)  1995        08/98       (i)


        (g)            (g)           (g)           (h)  1995        08/95       (h)



        (g)            (g)           (g)           (h)  1994        08/97       (h)


        (g)            (g)           (g)           (h)  1986        06/98       (h)
        (g)            (g)           (g)           (h)  1979        06/98       (h)
        (g)            (g)           (g)           (h)  1979        06/98       (h)
        (g)            (g)           (g)           (h)  1984        06/98       (h)
        (g)            (g)           (g)           (h)  1983        06/98       (h)
        (g)            (g)           (g)           (h)  1979        06/98       (h)
        (g)            (g)           (g)           (h)  1983        06/98       (h)
        (g)            (g)           (g)           (h)  1981        06/98       (h)
        (g)            (g)           (g)           (h)  1979        06/98       (h)
        (g)            (g)           (g)           (h)  1986        06/98       (h)
        (g)            (g)           (g)           (h)  1983        06/98       (h)
        (g)            (g)           (g)           (h)  1976        06/98       (h)
        (g)            (g)           (g)           (h)  1980        06/98       (h)
        (g)            (g)           (g)           (i)  1982        06/98       (i)
        (g)            (g)           (g)           (h)  1987        12/98       (h)


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


        (g)            (g)           (g)           (h)  1998        06/98       (h)


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


        (g)            (g)           (g)           (h)  1996        06/96       (h)
        (g)            (g)           (g)           (h)  1997        02/97       (h)



        (j)            (g)           (g)           (h)  1995        08/96       (h)
        (g)            (g)           (g)           (i)  1996        12/96       (i)



        (j)            (g)           (g)           (h)  1997        10/98       (h)
        (j)            (g)           (g)           (h)  1996        11/98       (h)
        (g)            (g)           (g)           (h)  1997        08/97       (h)
        (g)            (g)           (g)           (h)  1996        06/98       (h)
        (g)            (g)           (g)           (h)  1997        08/97       (h)
        (g)            (g)           (g)           (i)  1997        12/98       (i)
        (g)            (g)           (g)           (h)  1997        08/97       (h)



        (g)            (g)           (g)           (h)  1997        07/97       (h)


        (j)            (g)           (g)           (h)  1997        10/97       (h)


        (g)            (g)           (g)           (i)  1997        05/97       (i)


        (g)            (g)           (g)           (h)  1997        08/97       (h)


        (g)            (g)           (g)           (h)  1997        04/97       (h)
        (g)            (g)           (g)           (h)  1997        08/97       (h)


        (g)            (g)           (g)           (h)  1969        06/98       (h)
        (g)            (g)           (g)           (h)  1993        06/98       (h)
        (g)            (g)           (g)           (h)  1973        06/98       (h)
        (g)            (g)           (g)           (h)  1993        06/98       (h)
        (g)            (g)           (g)           (h)  1976        06/98       (h)
        (g)            (g)           (g)           (h)  1972        06/98       (h)
        (g)            (g)           (g)           (h)  1973        06/98       (h)
        (g)            (g)           (g)           (h)  1974        06/98       (h)
        (g)            (g)           (g)           (h)  1977        06/98       (h)
        (g)            (g)           (g)           (h)  1969        06/98       (h)
        (g)            (g)           (g)           (h)  1988        06/98       (h)
        (g)            (g)           (g)           (h)  1974        06/98       (h)
        (g)            (g)           (g)           (h)  1984        12/98       (h)
        (g)            (g)           (g)           (h)  1983        06/98       (h)
        (g)            (g)           (g)           (h)  1978        06/98       (h)
        (g)            (g)           (g)           (h)  1969        06/98       (h)


        (g)            (g)           (g)           (h)  1998        07/98       (h)
        (g)            (g)           (g)           (h)  1991        10/98       (h)


        (g)            (g)           (g)           (h)  1992        08/98       (h)
        (g)            (g)           (g)           (h)  1997        09/97       (h)



        (g)            (g)           (g)           (h)  1998        02/98       (h)
        (g)            (g)           (g)           (h)  1994        08/97       (h)
        (j)            (g)           (g)           (h)  1974        08/97       (h)
        (g)            (g)           (g)           (h)  1995        08/97       (h)
        (g)            (g)           (g)           (h)  1978        08/97       (h)



        (j)            (g)           (g)           (h)  1997        10/98       (h)
        (j)            (g)           (g)           (h)  1998        07/98       (h)
        (j)            (g)           (g)           (h)  1996        10/96       (h)
        (j)            (g)           (g)           (h)  1996        06/96       (h)
        (j)            (g)           (g)           (h)  1998        08/98       (h)




               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARIES

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998


(a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996 are summarized as follows:


                                                                      Cost           Accumulated
                                                                (b)(m)(n)(o)(p)      Depreciation
                                                                -----------------   ----------------
              Properties the Company has Invested
                  in Under Operating Leases:

                      Balance, December 31, 1995                   $  19,824,044       $   100,318
                   Acquisitions (l)                                   41,030,498                --
                      Depreciation expense (e)                                 --           511,078
                                                                -----------------   ----------------

                      Balance, December 31, 1996                      60,854,542           611,396
                      Acquisitions (l)                               146,879,309                 --
                      Depreciation expense (e)                                 --         1,784,269
                                                                -----------------   ----------------

                      Balance, December 31, 1997                     207,733,851         2,395,665
                      Acquisitions (l)                               192,459,799                 --
                      Depreciation expense (e)                                 --         3,847,117
                                                                -----------------   ----------------

                      Balance, December 31, 1998                   $ 400,193,650      $  6,242,782
                                                                =================   ================


              Property  of Joint  Venture  in  Which
                the  Company  has a 55.38%
                Interest and has Invested
                in Under an Operating Lease:

                   Balance, December 31, 1997                           $     --          $     --
                   Acquisition                                         2,215,177                --
                   Depreciation expense                                       --             7,303
                                                                -----------------   ----------------

                   Balance, December 31, 1998                       $  2,215,177        $    7,303
                                                                =================   ================


(b) As of December 31, 1998, 1997 and 1996, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $418,427,587, $248,050,936 and $73,144,286, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(c) Property was not placed in service as of December 31, 1998; therefore, no depreciation was taken.

(d)      Scheduled for completion in 1999.

(e) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARIES

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


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

(k) The restaurant on the property in Grand Rapids, Michigan, was converted from a Kenny Rogers' Roasters restaurant to an Arby's restaurant in 1998.

(l)      During the years ended  December 31, 1998,  1997 and 1996,  the Company
         (i) incurred acquisition fees totalling $17,317,297, $10,011,715 and $4,535,685, respectively, paid to the Advisor, (ii) purchased land and buildings from affiliates of the Company for an aggregate cost of approximately $8,770,000, $5,450,000 and $2,610,000, respectively, and
         (iii) paid development or construction management fees to affiliates of the Company totalling $229,153, $387,728 and $166,695 during the years ended December 31, 1998, 1997 and 1996, respectively. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases and other assets at December 31, 1998, 1997 and 1996.

(m) For financial reporting purposes, the undepreciated cost of the Property in Indian Harbor Beach, Florida, was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairment by recording an allowance for loss on building in the amount of $52,327 at December 31, 1998. The impairment at December 31, 1998 represents the difference between the Property's carrying value and the property manager's estimate of the net realizable value of the Property based on an anticipated sales price to an interested third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on building.

               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARIES

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


(n) For financial reporting purposes, the undepreciated cost of the Property in Jessup, Maryland, was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairment by recording an allowance for loss on building in the amount of $342,385 at December 31, 1998. The impairment at December 31, 1998 represents the difference between the Property's carrying value and the property manager's estimate of the net realizable value of the Property based on an anticipated sales price to an interested third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on building.

(o) For financial reporting purposes, the undepreciated cost of the Property in Edgewater, Colorado, was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairment by recording an allowance for loss on building in the amount of $86,229 at December 31, 1998. The impairment at December 31, 1998 represents the difference between the Property's carrying value and the property manager's estimate of the net realizable value of the Property based on an anticipated sales price to an interested third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on building.

(p) For financial reporting purposes, the undepreciated cost of the Property in Phoenix, Arizona, was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairment by recording an allowance for loss on land and construction work in progress in the amount of $130,593 at December 31, 1998. The impairment at December 31, 1998 represents the difference between the Property's carrying value and the property manager's estimate of the net realizable value of the Property based on an anticipated sales price to an interested third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on land and construction work in progress.

(q) The Company owns a parcel of land on which restaurants will be constructed during 1999.

               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARIES

                   SCEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31,1998



                                                                                                           Principal
                                                                                                            Amount
                                                                                                            of Loans
                                                                                                           Subject to
                                                   Final     Periodic             Face        Carrying     Delinquent
                                    Interest      Maturity    Payment   Prior    Amount of     Amount of     Principal
         Description                  Rate          Date       Terms    Liens    Mortgages     Mortgages    or Interest
         -----------                --------      --------   --------   ------  ------------  -----------  -------------
Castle Hill Holdings V, L.L.C.
First Mortgages                      10.75%    January, 2016    (1)      $ -      $8,475,000   $8,520,313       $ -
        Pizza Hut Restaurants:
               Adrian, MI
               Bedford, OH
               Bowling Green, OH
               Cleveland, OH
               Cleveland, OH
               Cleveland, OH
               Defiance, OH
               East Cleveland, OH
               Euclid,  OH
               Fairview Park, OH
               Lambertville, MI
               Mayfield Heights, OH
               Middleburg Heights, OH
               Monroe, MI
               North Olmstead, OH
               Norwalk, OH
               Sandusky, OH
               Seven Hills, OH
               Strongsville, OH
               Toledo, OH
               Toledo, OH
               Toledo, OH
               Toledo, OH

Castle Hill Holdings VI, L.L.C.
First Mortgages                      10.75%     June, 2016       (1)         -     3,888,000    3,950,844        -
        Pizza Hut Restaurants:
               Beaver, WV
               Beckley, WV
               Belle, WV
               Bluefield, WV
               Cross Lanes, WV
               Huntington, WV
               Hurricane, WV
               Marietta, OH
               Milton, WV
               Ronceverte, WV

Castle Hill Holdings VII, L.L.C.
First Mortgages                      10.75%    January, 2017      (1)        -       484,000      267,175 (5)    -
        Pizza Hut Restaurants:
               Bowling Green, OH
               Toledo, OH

Castle Hill Holdings VII
  (Phase II), L.L.C.
First Mortgages                      10.50%      April, 2017      (2)        -     4,200,000    3,879,129 (6)    -
        Pizza Hut Restaurants:
               Bolivar,  OH
               Carrollton,  OH
               Dover,  OH
               Millersburg, OH
               New Philadelphia, OH
               New Philadelphia, OH
               Steubenville, OH
               Uhrichsville, OH
               Weirton, WV
               Wellsburg, WV
               Wintersville, OH

GenXMex Foods, Inc.
First Mortgage
        Taco Bell Restaurant:
               Saint Peters, MO       9.50%    September, 2005   (3)         -       545,000      551,667        -

GenXMex Foods, Inc.
First Mortgage
        Taco Bell Restaurant:
               Saint Louis, MO        9.50%    September, 2005   (3)         -       545,000      551,667        -

S & H Tyson's Property, L.L.C.
First Mortgage
        Sam & Harry's Restaurant:
               Tyson's Corner, VA    11.00%     November, 2000   (4)         -     1,575,000    1,662,037        -

Completely Casual, Inc.
First Mortgage
        Ruby Tuesday's Restaurant:
               Lexington, KY         11.00%        June, 2014    (4)         -       236,742      248,861        -

                                                                        ======== ===========  ============  ========
               Total                                                      $  -   $19,948,742  $19,631,693      $ -
                                                                        ======== ===========  ============  ========



         (1)   Equal monthly payments of principal and interest at an annual rate of 10.75%.
         (2)   Equal monthly payments of principal and interest at an annual rate of 10.50%.
         (3)   Equal monthly payments of principal and interest at an annual rate of 9.50%.
         (4)   Equal monthly payments of interest only at an annual rate of 11.00%.
         (5)   Includes provision for uncollectible mortgage notes of $226,088.
         (6)   Includes provision for uncollectible mortgage notes of $410,526.
         (7)   The tax carrying value of the notes is $19,631,693.
         (8)   The changes in the carrying amounts are summarized as follows:

                                                              1998         1997         1996
                                                          -----------  -----------   -----------
               Balance at beginning of period             $17,622,010  $13,389,607   $        -
               New mortgage loans                           2,901,742    4,200,000    12,847,000
               Accrued interest                               (39,853)      83,601        35,286
               Collection of principal                       (291,990)    (250,732)     (133,850)
               Deferred financing income                      (10,126)     (39,180)      (46,268)
               Unamortized loan costs                          86,524      238,714       687,439
               Provision for uncollectible mortgag           (636,614)          -             -
                                                          ============ ===========   ============
               Balance at end of period                   $19,631,693   17,622,010    13,389,607
                                                          ============ ===========   ============




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

         4.1      Form  of  Stock  Certificate   (Included  as  Exhibit  4.5  to
                  Registration   Statement   No.   33-78790  on  Form  S-11  and
                  incorporated herein by reference.)

         10.1     Advisory  Agreement,  dated as of April 24, 1998,  between CNL
                  American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Included as Exhibit 10.10 to Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference.)

         10.2 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James
                  M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, and dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven D. Shackelford, and dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis B. McWilliams (Included as Exhibit 10.9 to Registration Statement No. 333-15411 and incorporated herein by reference.)

         10.3 Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.)

         21       Subsidiaries of the Registrant (Filed herewith.)

         27       Financial Data Schedule (Filed herewith.)