Form 10-Q
period 1999-03-31
CNL AMERICAN PROPERTIES FUND INC
filed 1999-05-17
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                  March 31, 1999
                               -------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-28380
                     ---------------------------------------


                       CNL American Properties Fund, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                        59-3239115
-----------------------------------------       --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


400 East South Street
Orlando, Florida                                              32801
-----------------------------------------       --------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 650-1000
                                                --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

74,696,927 shares of common stock, $.01 par value, outstanding as of May 14, 1999.

                                    CONTENTS





Part I                                                                 Page
                                                                       ----
   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets                 1

                  Condensed Consolidated Statements of Earnings         2

                  Condensed Consolidated Statements of
                       Stockholders' Equity                             3

                  Condensed Consolidated Statements of Cash Flows       4-5

                  Notes to Condensed Consolidated Financial
                       Statements                                       6-16

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   17-25

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           25


Part II

   Other Information                                                    26-30

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,           December 31,
                                                                                    1999                  1998
                                                                              -----------------     -----------------
                                   ASSETS

    Land and buildings on operating leases, less accumulated
        depreciation and allowance for loss on land and buildings                  $475,787,661         $393,339,334
    Net investment in direct financing leases                                       123,270,117           91,675,650
    Investment in joint venture                                                       1,083,564              988,078
    Mortgage notes receivable                                                        20,991,807           19,631,693
    Equipment notes receivable                                                       20,277,933           19,377,380
    Other investments                                                                16,199,792           16,201,014
    Cash and cash equivalents                                                        35,796,119          123,199,837
    Certificates of deposit                                                           2,007,278            2,007,540
    Receivables, less allowance for doubtful accounts
        of $1,125,411 and $1,069,024, respectively                                      548,862              526,650
    Accrued rental income                                                             5,007,334            3,959,913
    Intangibles and other assets                                                      7,723,678            9,444,924
                                                                              -----------------     -----------------

                                                                                   $708,694,145         $680,352,013
                                                                              =================     =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Line of credit                                                                  $34,150,000          $10,143,044
    Accrued construction costs payable                                               10,172,169            4,170,410
    Accounts payable and accrued expenses                                             3,301,862            1,035,436
    Due to related parties                                                              148,629            1,308,464
    Rents paid in advance                                                             1,340,636              954,271
    Deferred rental income                                                            2,052,530            1,189,883
    Other payables                                                                      162,328              458,402
                                                                              -----------------     -----------------
        Total liabilities                                                            51,328,154           19,259,910
                                                                              -----------------     -----------------

    Minority interest                                                                   280,970              281,817
                                                                              -----------------     -----------------

    Commitments (Note 13)

    Stockholders' equity:
        Preferred stock, without par value.  Authorized
           and unissued 3,000,000 shares                                                      --                    --
        Excess shares, $0.01 par value per share.
           Authorized and unissued 78,000,000 shares                                          --                    --
        Common stock, $0.01 par value per share. Authorized 125,000,000
           shares,    issued    74,766,441   and   74,745,368    shares,
    respectively,                                                                       746,969              746,759
           outstanding 74,696,927 and 74,675,854 shares, respectively
        Capital in excess of par value                                              669,631,691          669,610,058
        Accumulated distributions in excess of net earnings                         (13,293,639)          (9,546,531 )
                                                                              -----------------     -----------------
              Total stockholders' equity                                            657,085,021          660,810,286
                                                                              -----------------     -----------------

                                                                                   $708,694,145         $680,352,013
                                                                              =================     =================


     See accompanying notes to condensed consolidated financial statements.



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                  Quarter Ended
                                                                                    March 31,
                                                                             1999               1998
                                                                         --------------     --------------
Revenues:
    Rental income from operating leases                                     $9,754,802         $5,316,026
    Earned income from direct financing leases                               2,429,206          1,362,672
    Interest income from mortgage and equipment
       notes receivable                                                        854,536            758,005
    Investment and interest income                                           1,357,347            880,759
    Other income                                                                 2,880             10,342
                                                                         --------------     --------------
                                                                            14,398,771          8,327,804
                                                                         --------------     --------------

Expenses:
    General operating and administrative                                     1,048,600            552,327
    Asset management fees to related party                                     697,364            362,659
    State and other taxes                                                      281,877            105,523
    Depreciation and amortization                                            1,556,181            779,498
    Transaction costs                                                          125,926                 --
                                                                         --------------     --------------
                                                                             3,709,948          1,800,007
                                                                         --------------     --------------

Earnings Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings of
    Unconsolidated Joint Venture and Provision for Loss
    on Buildings                                                            10,688,823          6,527,797

Minority Interest in Income of Consolidated Joint Venture                       (7,763 )           (7,768 )

Equity in Earnings of Unconsolidated Joint Venture                              25,034                 --

Provision for Losses on Buildings                                             (215,797 )               --
                                                                         --------------     --------------

Net Earnings                                                               $10,490,297         $6,520,029
                                                                         ==============     ==============

Earnings Per Share of Common Stock (Basic and Diluted)                        $   0.14           $   0.17
                                                                         ==============     ==============

Weighted Average Number of Shares of Common
    Stock Outstanding                                                       74,694,802         39,240,871
                                                                         ==============     ==============



     See accompanying notes to condensed consolidated financial statements.



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
               EQUITY Quarter Ended March 31, 1999 and Year Ended
                                December 31, 1998


                                                                                   Accumulated
                                      Common stock                                distributions
                                --------------------------      Capital in          in excess
                                  Number           Par          excess of            of net
                                 of shares        value         par value           earnings              Total
                                ------------    ----------    ---------------     --------------     ----------------

   Balance at
       December 31, 1997         36,192,971      $361,930       $323,525,961       $ (2,249,790 )       $321,638,101

   Subscriptions received
       for common stock
       through public
       offerings and
       distribution
       reinvestment plan         38,552,397       385,524        385,138,442                 --          385,523,966

   Retirement of
       common stock                 (69,514 )        (695 )         (638,833 )               --             (639,528 )

   Stock issuance costs                  --            --        (38,415,512 )               --          (38,415,512 )

   Net earnings                          --            --                 --         32,152,408           32,152,408

   Distributions declared
       and paid ($0.76 per
       share)                            --            --                 --        (39,449,149 )        (39,449,149 )
                                ------------    ----------    ---------------     --------------     ----------------

   Balance at
       December 31, 1998         74,675,854       746,759        669,610,058         (9,546,531 )        660,810,286

   Subscriptions received
       for common stock
       through public
       offering                      21,073           210            210,525                 --              210,735

   Stock issuance costs                  --            --           (188,892 )               --             (188,892 )

   Net earnings                          --            --                 --         10,490,297           10,490,297

   Distributions declared
       and paid ($0.19 per
       share)                            --            --                 --        (14,237,405 )        (14,237,405 )
                                ------------    ----------    ---------------     --------------     ----------------

   Balance at
       March 31, 1999            74,696,927      $746,969       $669,631,691      $ (13,293,639 )       $657,085,021
                                ============    ==========    ===============     ==============     ================



     See accompanying notes to condensed consolidated financial statements.




                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                               1999                  1998
                                                                         ------------------    ------------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 13,605,256           $ 8,259,316
                                                                         ------------------    ------------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on
          operating leases                                                     (77,028,830 )         (14,814,884 )
       Investment in direct financing leases                                   (29,608,346 )            (959,100 )
       Investment in joint venture                                                (117,662 )                  --
       Investment in mortgage notes receivable                                  (1,388,463 )                  --
       Collection on mortgage notes receivable                                      75,010                72,547
       Investment in equipment notes receivable                                 (1,087,483 )            (703,600 )
       Collection on equipment notes receivable                                    239,596               327,329
       Increase in other assets                                                         --            (1,937,674 )
                                                                         ------------------    ------------------
              Net cash used in investing activities                           (108,916,178 )         (18,015,382 )
                                                                         ------------------    ------------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition and stock
          issuance costs paid by related parties on
          behalf of the Company                                                 (1,142,237 )            (651,133 )
       Proceeds from borrowing on line of credit                                36,587,245               239,986
       Payment on line of credit                                               (12,580,289 )                  --
       Subscriptions received from stockholders                                    210,735            65,774,752
       Distributions to minority interest                                           (8,610 )              (8,481 )
       Distributions to stockholders                                           (14,237,405 )          (7,281,343 )
       Payment of stock issuance costs                                            (722,001 )          (6,142,369 )
       Other                                                                      (200,234 )             (96,030 )
                                                                         ------------------    ------------------
              Net cash provided by financing activities                          7,907,204            51,835,382
                                                                         ------------------    ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                           (87,403,718 )          42,079,316

Cash and Cash Equivalents at Beginning of Quarter                              123,199,837            47,586,777
                                                                         ------------------    ------------------

Cash and Cash Equivalents at End of Quarter                                   $ 35,796,119          $ 89,666,093
                                                                         ==================    ==================



     See accompanying notes to condensed consolidated financial statements.



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                  Quarter Ended
                                                                                    March 31,
                                                                            1999                  1998
                                                                      -----------------     -----------------

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties paid certain acquisition
          and stock issuance costs on behalf of
          the Company
              Acquisition costs                                             $  237,843            $  207,564
              Stock issuance costs                                             118,075               773,668
                                                                      -----------------     -----------------

                                                                            $  355,918            $  981,232
                                                                      =================     =================


     See accompanying notes to condensed consolidated financial statements.


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Organization and Nature of Business:

         CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, and CFA Acquisition Corp., CFC Acquisition Corp. and CFS Acquisition Corp., organized in Maryland in February 1999, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partners, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp., CFA Acquisition Corp., CFC Acquisition Corp., CFS Acquisition Corp. and CNL APF Partners, LP. The Company was formed primarily for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The Company also provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

         The Company determines the appropriate classification of other investments at the time of purchase and reevaluates such designation at each balance sheet date. Other investments have been classified as held to maturity and are carried at amortized cost (which approximates market).

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS - CONTINUED Quarters Ended
                             March 31, 1999 and 1998


2.       Basis of Presentation - Continued:

         Certain items in the prior year's financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had not effect on stockholders' equity or net earnings.

3.       Public Offerings:

         The Company's public offering of 34,500,000 shares ($345,000,000) of common stock (the "1998 Offering") became fully subscribed in December 1998. The Company closed the 1998 Offering upon receipt of the last subscription proceeds of $210,735 in January 1999.

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

5.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                March 31,        December 31,
                                                  1999              1998
                                             ---------------  ----------------
              Land                            $ 245,051,262     $ 210,451,742
              Buildings                         207,544,991       169,708,652
                                             ---------------  ----------------
                                                452,596,253       380,160,394
              Less accumulated depreciation      (7,791,594 )      (6,242,782 )
                                             ---------------  ----------------
                                                444,804,659       373,917,612
              Construction in progress           31,810,333        20,033,256
                                             ---------------  ----------------
                                                476,614,992       393,950,868
              Less allowance for loss on
                  land and buildings               (827,331 )        (611,534 )
                                             ---------------  ----------------
                                              $ 475,787,661     $ 393,339,334
                                             ===============  ================

                       CNL A MERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS - CONTINUED Quarters Ended
                             March 31, 1999 and 1998


5.       Land and Buildings on Operating Leases - Continued:

         Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the quarters ended March 31, 1999 and 1998, the Company recognized $1,230,845 and $756,198, respectively, of such rental income.

         At December 31, 1998, the Company had recorded provisions for losses on land and buildings totalling $611,534 for financial reporting purposes relating to two Shoney's Properties and two Boston Market Properties. The tenants of these Properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represented the difference between the carrying value of the Properties at December 31, 1998 and the estimated net realizable value for these Properties.

         At March 31, 1999, the Company recorded provisions for losses on buildings for the Boston Market Properties in Ellisville, Missouri and Cedar Park, Texas. The provision for loss on building of $202,661 for the Ellisville Property represents the difference between the Property's carrying value at March 31, 1999 and the net sales proceeds received in April 1999 from the sale of the Property (See Note 14). The provision for loss on building of $13,136 for the Cedar Park Property represents the difference between the Property's carrying value at March 31, 1999 and the estimated net sales proceeds from the sale of this Property based on a purchase and sales contract with a third party (See Note 13).

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at March 31, 1999:

                 1999                                          $ 28,216,275
                 2000                                            37,821,458
                 2001                                            38,064,729
                 2002                                            38,898,763
                 2003                                            40,154,728
                 Thereafter                                     535,561,997
                                                         -------------------

                                                              $ 718,717,950
                                                         ===================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS - CONTINUED Quarters Ended
                             March 31, 1999 and 1998


5.       Land and Buildings on Operating Leases - Continued:

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

6.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at:

                                                 March 31,        December 31,
                                                   1999              1998
                                              ---------------   --------------
             Minimum lease payments
                 receivable                    $ 245,610,318     $ 186,515,403
             Estimated residual values            28,838,723        17,680,858
             Interest receivable from
                 Secured Equipment Leases             88,509            81,690
             Less unearned income               (151,267,433)     (112,602,301)
                                              --------------    --------------

             Net investment in direct
             financing leases                  $ 123,270,117      $ 91,675,650
                                              ==============    ==============

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at March 31, 1999:

                 1999                                             $ 11,528,785
                 2000                                               15,566,148
                 2001                                               15,343,389
                 2002                                               15,262,185
                 2003                                               15,054,274
                 Thereafter                                        172,855,537
                                                             ------------------

                                                                 $ 245,610,318
                                                             ==================

         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Note 5).

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS - CONTINUED Quarters Ended
                             March 31, 1999 and 1998


7.       Other Investments:

         During the quarter ended March 31, 1999, the Company reassessed the classification of the franchise loan certificates in a mortgage loan securitization (the "Certificates") and transferred the Certificates from the available for sale category to the held to maturity category. The fair value of these Certificates represented the carrying value at the time of transfer resulting in no unrealized gains or losses at the time of transfer. At March 31, 1999 and December 31, 1998, the estimated fair values of the Certificates approximated their carrying values.

8.       Line of Credit:

         At December 31, 1998, the Company had a revolving $35,000,000 unsecured line of credit with a bank which enabled the Company to receive advances to provide equipment financing, to purchase and develop Properties and to fund Mortgage Loans. In March 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $200,000,000 (the "Credit Facility"). In conjunction with obtaining the Credit Facility, the Company terminated and repaid the balance of approximately $12,600,000 under the previous line of credit. Interest on advances under the Credit Facility will be determined according to
         i) a tiered rate structure up to a maximum rate of 200 basis points above LIBOR (based upon the Company's overall leverage ratio) or ii) the lender's prime rate plus 0.25%, whichever the Company selects. The Company obtained advances of $34,150,000 from the Credit Facility in March 1999. The interest rate on the outstanding balance at March 31, 1999 was 6.69%. In connection with obtaining the new Credit Facility, the Company incurred a commitment fee, legal fees and closing costs of $200,234. Interest incurred on prime rate advances on the Credit Facility is payable monthly. LIBOR rate advances have maturity periods of one, two, three or six months, with interest payable at the end of the selected maturity period (except for six month loans, on which interest is payable at the end of three and six months). The principal balance, together with all unpaid interest, is due in full upon termination of the facility on March 22, 2002. The terms of the agreement for the new Credit Facility include financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with such covenants as of March 31, 1999.

         As  of  March  31,  1999  and  December  31,  1998,   $34,150,000   and
         $10,143,044, respectively, of principal was outstanding relating to the respective lines of credit. The Company believes, based on current terms, that the carrying values of its lines of credit at March 31, 1999 and December 31, 1998 approximated fair value.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS - CONTINUED Quarters Ended
                             March 31, 1999 and 1998


8.       Line of Credit - Continued:

         Interest costs (including amortization of loan costs) incurred for the quarters ended March 31, 1999 and 1998 were $210,376 and $63,346, respectively, all of which were capitalized as part of the cost of buildings under construction. For the quarters ended March 31, 1999 and 1998, the Company paid interest of $244,744 and $51,206, respectively.

9.       Distributions:

         For the quarters ended March 31, 1999 and 1998, approximately 82 and 87 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 18 and 13 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 1999 and 1998 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


10.      Related Party Transactions:

         During the quarters ended March 31, 1999 and March 31, 1998, the Company incurred $15,805 and $4,933,106, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of these amounts ($14,746 and $4,616,072) were paid by CNL Securities Corp. as commissions to other broker-dealers during the quarters ended March 31, 1999 and 1998, respectively.

         In addition, CNL Securities Corp. received a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which was re-allowed to other broker-dealers. During the quarters ended March 31, 1999 and March 31, 1998, the Company incurred $1,054 and $328,874, respectively, of such fees, the majority of which was re-allowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         The advisor of the Company, CNL Fund Advisors, Inc. (the "Advisor") is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of these Properties and structuring the terms of Mortgage Loans and other investments equal to 4.5% of the total amount raised from the sale of

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS - CONTINUED Quarters Ended
                             March 31, 1999 and 1998


10.      Related Party Transactions - Continued:

         shares. To the extent the Company uses proceeds from its Credit Facility to acquire Properties the Company will also pay the Advisor an acquisition fee equal to 4.5% of the purchase price paid by the Company. During the quarters ended March 31, 1999 and March 31, 1998, the Company incurred $9,483 and $2,959,864, respectively, of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable, investment in joint venture and other assets.

         In connection with the acquisition of Properties that are being or have been constructed or renovated by affiliates, subject to approval by the Company's Board of Directors, the Company may incur development or construction management fees payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the quarters ended March 31, 1999 and 1998, the Company incurred $14,678 and $60,869, respectively, of such fees relating to four and three Properties, respectively.

         In connection with the acquisition of Properties that are being or have been renovated, subject to approval by the Company's Board of Directors, the Company may incur advisory fees payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the quarter ended March 31, 1999, the Company incurred $495,440 of such fees relating to 23 Properties. No such fees were incurred for the quarter ended March 31, 1998.

         For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time Secured Equipment Lease servicing fee of two percent of the purchase price of the equipment that is the subject of each Secured Equipment Lease. During the quarters ended March 31, 1999 and 1998, the Company incurred $26,127 and $4,471, respectively, in Secured Equipment Lease servicing fees.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS - CONTINUED Quarters Ended
                             March 31, 1999 and 1998


10.      Related Party Transactions - Continued:

         shall determine. During the quarters ended March 31, 1999 and 1998, the Company incurred $762,592 and $365,674, respectively, of such fees, of which $65,228 and $3,015, respectively, was capitalized as part of the cost of the buildings for Properties under construction.

         Prior to such time, if any, as shares of the Company's common stock are listed on a national securities exchange or over-the-counter market, the Advisor is entitled to receive deferred, subordinated real estate disposition fee, payable upon the sale of one or more Properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The real estate disposition fee is payable only after the stockholders receive distributions equal to the sum of an annual, aggregate, cumulative, noncompounded eight percent return on their invested capital (the "Stockholders' 8% Return") plus their aggregate invested capital. As of March 31, 1999, no deferred, subordinated real estate disposition fees had been incurred.

         A subordinated share of net sales proceeds will be paid to the Advisor upon the sale of Company assets in an amount equal to ten percent of net sales proceeds. However, if net sales proceeds are reinvested in replacement assets, no such share of net sales proceeds will be paid to the Advisor until such replacement assets are sold. This amount will be payable only after the stockholders receive distributions equal to the sum of the stockholders' aggregate invested capital and the Stockholders' 8% Return. As of March 31, 1999, no such payments had been made to the Advisor.

         The Advisor and its affiliates provide accounting and administrative services to the Company on a day-to-day basis as well as services in connection with the offering of shares. The expenses incurred for these services were classified as follows for the quarters ended March 31:

                                                    1999         1998
                                                -----------   -----------

                 Stock issuance costs             $ 51,644      $718,948
                 General operating and
                     administrative expenses       365,198       262,894
                                                -----------   -----------

                                                  $416,842      $981,842
                                                ===========   ===========

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS - CONTINUED Quarters Ended
                             March 31, 1999 and 1998


10.      Related Party Transactions - Continued:

         During the  quarter  ended  March 31,  1999,  the  Company  acquired 38
         Properties for approximately $36,800,000 from Commercial Net Lease Realty, Inc. James M. Seneff, Jr. is Chairman of the Board of Directors, Chief Executive Officer and a director of both the Company and Commercial Net Lease Realty, Inc. Robert A. Bourne is Vice Chairman of the Board of Directors and a director of both the Company and Commercial Net Lease Realty, Inc. This transaction was approved by the independent directors.

         The due to related parties consisted of the following at:


                                                         March 31,       December 31,
                                                           1999              1998
                                                      ---------------   -------------
             Due to the Advisor:
                 Expenditures incurred on behalf of
                    the Company and accounting
                    and administrative services           $  138,349     $ 1,238,148
                 Acquisition fees                                 --          39,788
                                                      ---------------   -------------
                                                             138,349       1,277,936
                                                      ---------------   -------------

             Due to CNL Securities Corp:
                 Commissions                                   6,854          30,528
                 Marketing support and due diligence
                    expense reimbursement fees                 3,426               --
                                                      ---------------   -------------
                                                              10,280          30,528
                                                      ---------------   -------------

                                                          $  148,629     $ 1,308,464
                                                      ===============   =============


11.      Concentration of Credit Risk:

         The following schedule presents rental, earned and interest income from individual lessees or borrowers, or affiliated groups of lessees or borrowers, each representing more than ten percent of the Company's total rental, earned, investment and interest income from its Properties, Mortgage Loans, Secured Equipment Leases and Certificates for each of the quarters ended March 31:
                                                       1999            1998
                                                   --------------  ------------

                 S & A Properties Corporation       $1,765,881       $   N/A
                 DenAmerica Corporation                    N/A       892,499
                 Foodmaker, Inc.                           N/A       856,106
                 Houlihan's Restaurants, Inc.              N/A       825,496

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS - CONTINUED Quarters Ended
                             March 31, 1999 and 1998


11.      Concentration of Credit Risk - Continued:

         The information denoted by N/A indicates that for the applicable period presented, the tenant or group of affiliated tenants did not represent more than ten percent of the Company's total rental, earned, investment and interest income.

         Although the Company's Properties are geographically diverse throughout the United States and the Company's lessees and borrowers operate a variety of restaurant concepts, failure of any one of these lessees or borrowers that contributes more than ten percent of the Company's rental, earned, investment and interest income could significantly impact the results of operations of the Company if the Company is not able to re-lease the Properties in a timely manner.

12.      Merger Transactions:

         On March 11, 1999, the Company entered into agreements to acquire (i) the Advisor, (ii) CNL Financial Corp. and CNL Financial Services, Inc., affiliates of the Advisor that provide mortgage loans and perform securitization transactions and (iii) 18 CNL Income Funds, limited partnerships that are affiliated with the Advisor and whose properties are substantially the same type as the Company's (the "Income Funds"). In connection therewith, the Company has agreed to issue 7.6 million,
         4.7 million and up to 61 million shares of common stock, respectively. The acquisition of each of the Income Funds is contingent upon certain conditions, including approval by the Company's stockholders to increase the number of authorized shares of common stock and approval by a majority of the limited partners of such Income Fund.

         On May 5, 1999, four limited partners in several Income Funds filed a lawsuit against the general partners of the Income Funds and the Company in connection with the proposed merger of the Income Funds (see
         Part II - Item 1. Legal Proceedings).

13.      Commitments:

         The Company has entered into various development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $74,849,000, of which approximately $58,907,000 in land and other costs had been incurred as of March 31, 1999. The buildings currently under construction or renovation are expected to be operational by September 1999. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS - CONTINUED Quarters Ended
                             March 31, 1999 and 1998


13.      Commitments - Continued:

         The Company entered into two agreements with third parties to sell a Boston Market Property in Ellisville, Missouri and a Boston Market Property in Cedar Park, Texas. At March 31, 1999, the Company
         established provisions for losses on buildings relating to the anticipated sale of both Properties (see Note 5). The Company sold the Property in Ellisville, Missouri in April 1999 (see Note 14). As of May 5, 1999, the sale of the Property in Cedar Park, Texas had not occurred.

14.      Subsequent Events:

         On each of April 1, 1999 and May 1, 1999, the Company declared distributions of $4,746,243, or $0.06354 per share of common stock, payable in June 1999 to stockholders of record on April 1, 1999 and May 1, 1999, respectively.

         During the period April 1, 1999 through May 5, 1999, the Company obtained additional advances under its Credit Facility and acquired 34 Properties (eight of which are under construction) for cash at a total cost of approximately $61,800,000. In connection with the purchase of each of the 34 Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction are expected to be operational by October 1999. In connection with the eight Properties which are under construction, the Company has committed to pay an additional $6,400,000 in construction and development costs.

         In April 1999, the Company sold its Property in Ellisville, Missouri, for $840,000 and received net sales proceeds of $816,957, resulting in a loss of $202,661 for financial reporting purposes which the Company recorded at March 31, 1999 (See Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information, including, without limitation, the Year 2000 Compliance disclosure, that are not historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe", "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the Company's credit facility, the availability of other debt and equity financing alternatives, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans, and the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

                                   The Company
                                   -----------

         CNL American Properties Fund, Inc. is a Maryland corporation that was organized on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, and CFA Acquisition Corp., CFC Acquisition Corp. and CFS Acquisition Corp., organized in Maryland in February 1999, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partners, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp., CFA Acquisition Corp., CFC Acquisition Corp., CFS Acquisition Corp., CNL APF Partners, LP and CNL/Corral South Joint Venture. The Company was formed primarily for the purpose of acquiring, directly or indirectly through joint ventures or co-tenancy arrangements restaurant properties (the "Properties"), to be leased on a long-term, triple-net basis to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The Company also provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

                         Liquidity and Capital Resources
                         -------------------------------

Common Share Offerings
----------------------

         The Company was formed in May 1994, at which time it received initial capital contributions of $200,000 for 20,000 shares of common stock. Since inception, the Company has completed three separate public offerings of shares of common stock. The Company received the final proceeds of $210,735 from its third public offering of common stock in January 1999. As of March 31, 1999, the Company had received aggregate subscription proceeds from its three offerings of $747,464,410 (74,746,441 Shares), including $5,572,261 (557,226
Shares) issued through the Company's reinvestment plan. As of March 31, 1999, net proceeds to the Company from its three offerings and the initial capital contributions, after deduction of stock issuance costs, totaled $670,358,662.

Credit Facility
---------------

         In March 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $200,000,000, (the "Credit Facility") with lenders. The Credit Facility will be used by the Company to fund construction and renovation costs relating to the Properties under construction at March 31, 1999, to acquire and develop Properties, and to fund Mortgage Loans and Secured Equipment Leases. In conjunction with obtaining the Credit Facility, the Company terminated and repaid the balance of approximately $12,600,000 under the previous line of credit. The interest rate on advances under the Credit Facility are determined according to (i) a tiered rate structure up to a maximum rate of 200 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lender's prime rate plus 0.25%, whichever the Company selects at the time of the advance. The Company obtained advances of $34,150,000 from the Credit Facility in March 1999. In connection with obtaining the Credit Facility, the Company incurred a commitment fee, legal fees and closing costs of $200,234. The total amount of principal outstanding under the Credit Facility was $34,150,000 as of March 31, 1999. The interest rate on the outstanding balance at March 31, 1999 was 6.69%. Interest incurred on prime rate advances on the Credit Facility is payable monthly. LIBOR rate advances have maturity periods of one, two, three or six months, with interest payable at the end of the selected maturity period (except for six month loans, on which interest is payable at the end of three and six months). The principal balance, together with all unpaid interest, is due in full upon termination of the facility on March 22, 2002. The terms of the agreement for the Credit Facility include financial covenants that provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of March 31, 1999.

Property Acquisitions and Investments
-------------------------------------

         During the three months ended March 31, 1999, the Company used the remaining net offering proceeds from its public offering of common stock of approximately $120,400,000 to acquire 104 Properties, (including 54 Properties on which a restaurant was being constructed or renovated as of March 31, 1999), and to fund a Mortgage Loan relating to one Property. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction or renovation are expected to be operational by September 1999.

         During the three months ended March 31, 1999, the Company incurred $9,483 in acquisition fees, based on the amount of offering proceeds received during the period, and certain acquisition expenses to CNL Fund Advisors, Inc. (the "Advisor") in connection with the acquisition of Properties and investment in Mortgage Loans.

         As of March 31, 1999, the Company's assets included:

o 513 Properties, including two Properties owned through two joint venture arrangements and 54 Properties which were under construction or renovation;

o Mortgage Loans relating to 44 of the Company's Properties and 7 additional properties;

o Secured Equipment Leases relating to 23 of the Company's Properties and 18 additional properties;

o        Franchise loan certificates in a mortgage loan securitization.

         During the period April 1, 1999 through May 5, 1999, the Company used advances under its Credit Facility of approximately $61,800,000 to acquire 34 Properties (eight of which are under construction or renovation as of May 5,1999), to pay acquisition fees of $2,781,000 to the Advisor, and to reimburse the Advisor for certain acquisition expenses. In connection with the purchase of each of the 34 Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction are expected to be operational by October 1999.

         The Company currently is negotiating to acquire additional Properties, but as of May 5, 1999 had not acquired any such Properties.

Property Sale
-------------

         In April 1999, the Company sold its Property in Ellisville, Missouri for $840,000 and received net sales proceeds of $816,957, resulting in a loss of $202,661 for financial reporting purposes, which the Company recorded at March 31, 1999, as described below in "Results of Operations."

Capital Commitments
-------------------

         In  connection  with  the  acquisition  of  the  54  Properties   under
construction or renovation at March 31, 1999, the Company entered into development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company had agreed to pay as of March 31, 1999 were approximately $74,849,000, of which approximately $58,907,000 had been incurred as of March 31, 1999. In addition, in connection with entering into development agreements with tenants for the eight Properties acquired during the period April 1, 1999 through May 5, 1999, described above, which are to be constructed, the Company has committed to pay an additional $6,400,000 in construction and development costs.

         The Company intends to use advances under its Credit Facility to pay the development costs of these Properties.

Cash and Cash Equivalents
-------------------------

         At March 31, 1999 and December 31, 1998, the Company had $37,803,397 and $125,207,377, respectively, invested in short-term investments (including a certificate of deposit in the amount of $2,007,278 and $2,007,540, respectively). The decrease in the amount invested in short-term investments is primarily attributable to the purchase of Properties during the quarter ended March 31, 1999.

Liquidity Requirements
----------------------

         The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements, as a result, for example, of unforeseen expenses due to tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its Credit Facility.

         Due to the fact that the Company leases its Properties on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

         The   Company   expects   to  meet  its  other   short-term   liquidity
requirements, including Property acquisition and development and investment in Mortgage Loans and Secured Equipment Leases, with additional advances under its Credit Facility. In addition, if the Company's common stock is listed on the New York Stock Exchange or another national securities exchange or over-the-counter market, the Company may obtain additional unsecured or secured financing.

         The Company expects to meet its long-term liquidity requirements through short or long-term, unsecured or secured debt financing or equity financing. As of March 31, 1999, the Company's only long-term liquidity requirement was the maturity of its Credit Facility in March 2002.

Distributions
-------------

         During the quarters ended March 31, 1999 and 1998, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $13,605,256 and $8,259,316, respectively. Based primarily on current and anticipated future cash from operations, the Company declared and paid distributions to its stockholders of $14,237,405 and $7,280,777 during the quarters ended March

31, 1999 and 1998, respectively. In addition, on each of April 1, 1999 and May 1, 1999, the Company declared distributions to its stockholders of $4,746,243, payable in June 1999. For the quarters ended March 31, 1999 and 1998, approximately 82 and 87 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 18 and 13 percent, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of May 5, 1999, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Amounts Due To Related Parties
------------------------------

         During the quarters ended March 31, 1999 and 1998, the Advisor and its affiliates incurred on behalf of the Company $118,075 and $773,668, respectively, for certain offering expenses, $237,843 and $207,564, respectively, for certain acquisition expenses, and $10,822 and $159,137, respectively, for certain operating expenses. As of March 31, 1999 and 1998, the Company owed the Advisor and its affiliates $148,629 and $2,047,740, respectively, for such amounts, unpaid fees and administrative expenses (including services for accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations). As of May 5, 1999, the Company had reimbursed all such amounts.

Proposed Mergers
----------------

         On March 11, 1999, the Company entered into agreements to acquire (i) the Advisor, (ii) CNL Financial Corp. and CNL Financial Services, Inc., affiliates of the Advisor that provide mortgage loans and perform securitization transactions and (iii) 18 CNL Income Funds, limited partnerships affiliated with the Advisor whose properties are substantially the same type as the Company's (the "Income Funds"). In connection therewith, the Company has agreed to issue
7.6 million, 4.7 million and up to 61 million shares of common stock, respectively. The acquisition of each of the Income Funds is contingent upon certain conditions, including approval by the Company's stockholders to increase the number of authorized shares of common stock and approval by a majority of the limited partners of such Income Fund.

         On May 5, 1999, four limited partners in several Income Funds filed a lawsuit against the general partners of the Income Funds and the Company in connection with the proposed merger of the Income Funds (see Part II - Item 1. Legal Proceedings).

                              Results of Operations
                              ---------------------

Revenues
--------

         The Company earned $12,184,008 in rental income from operating leases and earned income from direct financing leases from 513 Properties and 41 Secured Equipment Leases structured as leases during the quarter ended March 31, 1999 and $6,678,698 from 255 Properties and 27 Secured Equipment Leases during the quarter ended March 31, 1998. The increase during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is attributable to the Company investing in additional Properties and Secured Equipment

Leases. The increase in rental and earned income is slightly offset by the fact that the leases of 12 Boston Market Properties were rejected subsequent to March 31, 1998, in connection with the tenants filing for bankruptcy, as described below. During the quarter ended March 31, 1999, the Company re-leased two of these Properties to new tenants, and in April 1999, sold one of these Properties, as described above in "Liquidity and Capital Resources." The Company is actively marketing the remaining Properties with rejected leases to existing and prospective clients and local and regional restaurant operators.

         In October 1998, Boston Chicken, Inc. and its affiliates, which lease 27 Boston Market Properties from the Company, filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Two additional Boston Market operators, which lease three additional Boston Market Properties from the Company, also filed voluntary petitions for bankruptcy protection. As a result of these bankruptcy filings, the tenants have the legal right to either reject or affirm one or more of their leases with the Company. As of December 31, 1998, the tenants had closed 13 Properties, had rejected 12 of the related leases and had continued making rental payments on the Property that had been closed but not rejected. The rejected leases accounted for approximately three percent of the Company's rental, earned and interest income for the year ended December 31, 1998. During the quarter ended March 31, 1999, the Company re-leased two of the Properties to new tenants. In April 1999, the Company sold one of the Properties to a third party, as described above, and intends to reinvest the net sales proceeds in an additional Property. In April 1999, one of the Boston Market tenants who had filed for bankruptcy during 1998, rejected the lease of an additional Property. As of May 5, 1999, of the 29 Properties remaining in the Company's portfolio relating to these tenants (excluding the Property sold in April 1999, described above), two Properties had been re-leased to new tenants, as described above, ten Properties had been rejected, ceased making rental payments to the Company and remained vacant, and 17 Properties (including the Property that was closed in October 1998 but has not been rejected) have continued to receive rental payments in accordance with their lease agreements. While the tenants have not rejected or affirmed the remaining 17 leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues resulting from the ten vacant Properties remaining in the portfolio whose leases were rejected and the possible rejection of the remaining 17 leases could have an adverse effect on the liquidity and results of operations of the Company, if the Company is unable to re-lease the Properties in a timely manner. Currently, the Company is actively marketing the ten Properties with rejected leases to existing and prospective clients and local and regional restaurant operators.

         The Company also earned $854,536 in interest income from Mortgage Loans relating to 51 Properties and 16 Secured Equipment Leases structured as loans during the quarter ended March 31, 1999 and $758,005 from Mortgage Loans relating to 46 Properties and two Secured Equipment Leases structured as loans during the quarter ended March 31, 1998. The increase in interest income from Mortgage Loans and Secured Equipment Leases during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, is attributable to the Company investing in additional loans collateralized by Properties and equipment subsequent to March 31, 1998.

         During the quarters ended March 31, 1999 and 1998, the Company earned $1,357,347 and $880,759, respectively, in investment and interest income from investments in franchise loan certificates, money market accounts or other short-term, highly liquid investments. The increase in investment and interest income during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, is primarily attributable to the Company investing in franchise loan certificates subsequent to March 31, 1998.

         Because the Company expects to continue to acquire Properties and invest in Mortgage Loans and Secured Equipment Leases, and because certain Properties were under construction as of March 31, 1999, revenues for the quarter ended March 31, 1999 represent only a portion of revenues which the Company is expected to earn in future periods.

Significant Tenant
------------------

         During the quarter ended March 31, 1999, one of the Company's lessees, S & A Properties Corp., contributed more than ten percent of the Company's total rental, earned, investment and interest income relating to its Properties, Mortgage Loans, Secured Equipment Leases and Certificates. S & A Properties Corp. is the lessee under leases relating to 38 Properties. Because the Company has not completed its investment in Properties, Secured Equipment Leases and Mortgage Loans, it is not possible to determine which lessees or borrowers will contribute more than ten percent of the Company's rental, earned, investment and interest income during the remainder of 1999 and in subsequent years. In the event that certain lessees or borrowers contribute more than ten percent of the Company's rental, earned, investment and interest income in future years, any failure of such lessees or borrowers could materially affect the Company's results of operations.

Expenses
--------

         Operating expenses, including depreciation and amortization expense, were $3,709,948 and $1,800,007 for the quarters ended March 31, 1999 and 1998, respectively. Total operating expenses increased primarily as a result of the Company investing in additional Properties, Mortgage Loans and Secured Equipment Leases subsequent to March 31, 1998. Asset management fees and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

Provisions for Losses on Buildings
----------------------------------

         During the quarter ended March 31, 1999, the Company recorded provisions for losses on buildings totaling $215,797, for financial reporting purposes for the Boston Market Properties located in Ellisville, Missouri and Cedar Park, Texas. The allowance for the Ellisville Property represents the difference between the Property's carrying value at March 31, 1999 and the net sales proceeds received in April 1999 from the sale of the Property. The allowance for the Cedar Park Property represents the difference between the Property's carrying value at March 31, 1999 and the estimated net sales proceeds from the sale of the Property based on a purchase and sale contract with a third party.

Summary of New Accounting Pronouncements
----------------------------------------

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of interest rate swaps, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Year 2000 Readiness Disclosure
------------------------------

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Company does not have any information or non-information technology systems. Affiliates of the Advisor provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Company. The information technology system of the affiliates of the Advisor consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the Advisor are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the Advisor have no internally generated programmed software coding to correct, because substantially all of the software utilized by the Advisor and its affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Company's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Company's leases.

         In early 1998, the Advisor and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of members from the Advisor and its affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Company's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Company's systems could have a potential Year 2000 problem.

         The information system of the Advisor and its affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, vendors, financial institutions and the Company's transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the Advisor and its affiliates. Although the Advisor continues to receive positive responses from the companies with which the Company has third party relationships regarding their Year 2000 compliance, the Advisor cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The Advisor is not able to measure the effect on the operations of the Company of any third party's failure to adequately address the impact of the Year 2000.

         The Advisor and its affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the Advisor and its affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The Advisor expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by September 30, 1999, although, the Advisor cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The Advisor does not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Company.

         The Advisor and affiliates have received certification from the Company's transfer agent of its Year 2000 compliance. Due to the material relationship of the Company with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agents system by the Y2K Team, the Advisor cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the Advisor would have to allocate resources to internally perform the functions of the transfer agent. The Advisor does not anticipate that the additional cost of these resources would have a material impact on the Company.

         Based upon the progress the Advisor and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the Advisor does not foresee significant risks associated with Year 2000 compliance at this time. The Advisor plans to address all significant Year 2000 issues prior to the Company being affected by them; therefore, it has not developed a comprehensive contingency plan. However, if the Advisor identifies significant risks related to Year 2000 compliance or if its progress deviates from the anticipated timeline, the Advisor will develop contingency plans as deemed necessary at that time.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No material changes in the Company's market risk occurred from December 31, 1998 through March 31, 1999. Information regarding the Company's market risk at December 31, 1998 is included in its Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.

             On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by the Company. The plaintiffs are seeking unspecified damages and equitable relief. The general partners of the CNL Income Funds and management of the Company believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.      Changes in Securities.       Inapplicable.

Item 3.      Default upon Senior Securities.   Inapplicable.

Item 4.      Submission of Matters to a Vote of Security Holders.  Inapplicable.

Item 5.      Other Information.        Inapplicable.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)    Exhibits

                    2.1 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund, Ltd., constituting a part of the Registrant's Registration Statement on Form S-4, File No. 333-74329 (the "Form S-4"), and incorporated herein by reference.)

                    2.2 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund II, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund II, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.3 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund III, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund III, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.4 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IV, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund IV, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.5 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund V, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund V, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.6 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VI, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund VI, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.7 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund VII, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.8 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VIII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund VIII, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.9 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IX, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund IX, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.10 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund X, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund X, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.11 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XI, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XI, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.12 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XII, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.13 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIII, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.14 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIV, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIV, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.15 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XV, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XV, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.16 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVI, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVI, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.17 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVII, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.18 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVIII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVIII, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

                    2.19 Agreement and Plan of Merger, by and among the Registrant, CFA Acquisition Corp., CNL Fund Advisors, Inc. and CNL Group, Inc., dated March 11, 1999 (Filed as Exhibit 10.38 to the Form S-4 and incorporated herein by reference.)

                    2.20 Agreement and Plan of Merger, by and among the Registrant, CFC Acquisition Corp., CFS Acquisition Corp., CNL Financial Corp., CNL Financial Services, Inc., CNL Group, Inc., Five Arrows Realty Securities L.L.C., Robert A. Bourne, Curtis B. McWilliams and Brian Fluck, dated March 11, 1999 (Filed as Exhibit
                            10.39 to the Form S-4 and incorporated herein by reference.)

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

                    10.4 $200,000,000 Credit Agreement dated as of March 22, 1999 by and among CNL APF Partners, LP, the Registrant, First Union National Bank, First Union Capital Markets Group, NationsBank Montgomery Securities LLC, NationsBank, N.A., and certain financial institutions (Filed herewith.)

                    27      Financial Data Schedule (Filed herewith.)

                    (b)    Reports on Form 8-K

                           Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed merger of the CNL Income Funds, CNL Income Fund Advisors, Inc., CNL Financial Corp. and CNL Financial Services, Inc. with and into subsidiaries of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 17th day of May, 1999


                                    CNL AMERICAN PROPERTIES FUND, INC.


                                    By:     /s/ James M. Seneff, Jr.
                                            ------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                    By:     /s/ Steven D. Shackelford
                                            ------------------------------------
                                            STEVEN D. SHACKELFORD
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                    EXHIBITS

                                  EXHIBIT INDEX


                  Exhibit Number
                  --------------

         2.1 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund, Ltd., constituting a part of the Registrant's Registration Statement on Form S-4, File No. 333-74329 (the "Form S-4"), and incorporated herein by reference.)

         2.2 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund II, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund II, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

         2.3 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund III, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund III, Ltd., constituting a part of the Form S-4 and incorporated herein by reference.)

         2.4 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IV, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund IV, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.5 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund V, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund V, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.6 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VI, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund VI, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.7 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund VII, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.8 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VIII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund VIII, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.9 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IX, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund IX, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.10 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund X, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund X, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.11 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XI, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XI, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.12 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XII, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.13 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIII, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.14 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIV, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIV, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.15 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XV, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XV, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.16 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVI, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVI, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.17 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVII, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.18 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVIII, Ltd., dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVIII, Ltd., constituting a part of the Form S-4, and incorporated herein by reference.)

         2.19 Agreement and Plan of Merger, by and among the Registrant, CFA Acquisition Corp., CNL Fund Advisors, Inc. and CNL Group, Inc., dated March 11, 1999 (Filed as Exhibit 10.38 to the Form S-4 and incorporated herein by reference.)

         2.20 Agreement and Plan of Merger, by and among the Registrant, CFC Acquisition Corp., CFS Acquisition Corp., CNL Financial Corp., CNL Financial Services, Inc., CNL Group, Inc., Five Arrows Realty Securities L.L.C., Robert A. Bourne, Curtis B. McWilliams and Brian Fluck, dated March 11, 1999 (Filed as
                  Exhibit 10.39 to the Form S-4 and incorporated herein by reference.)

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

         10.4 $200,000,000 Credit Agreement dated as of March 22, 1999 by and among CNL APF Partners, LP, the Registrant, First Union National Bank, First Union Capital Markets Group, NationsBank Montgomery Securities LLC, NationsBank, N.A., and certain financial institutions (Filed herewith.)

         27       Financial Data Schedule (Filed herewith.)