Form 10-Q
period 1999-06-30
CNL AMERICAN PROPERTIES FUND INC
filed 1999-08-13
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-28380
                     ---------------------------------------


                       CNL American Properties Fund, Inc.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Maryland                                                        59-3239115
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
(Address of principal executive offices)                                              (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------

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

37,348,464 shares of common stock, $.01 par value, outstanding as of August 10, 1999.

                                    CONTENTS





Part I                                                                      Page

   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets

                  Condensed Consolidated Statements of Earnings

                  Condensed Consolidated Statements of
                       Stockholders' Equity

                  Condensed Consolidated Statements of Cash Flows

                  Notes to Condensed Consolidated Financial
                       Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk


Part II

   Other Information

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                              -----------------     -----------------
                                   ASSETS

    Land and buildings on operating leases, less accumulated
        depreciation and allowance for loss on land and buildings                 $ 569,567,003        $ 393,339,334
    Net investment in direct financing leases                                       132,179,949           91,675,650
    Investment in joint venture                                                       1,081,046              988,078
    Mortgage notes receivable                                                        22,142,819           19,631,693
    Equipment and other notes receivable                                             41,208,688           19,377,380
    Other investments                                                                16,197,812           16,201,014
    Cash and cash equivalents                                                        18,764,033          123,199,837
    Certificates of deposit                                                           2,006,690            2,007,540
    Receivables, less allowance for doubtful accounts
        of $1,194,454 and $1,069,024, respectively                                      649,972              526,650
    Accrued rental income                                                             5,875,698            3,959,913
    Intangibles and other assets                                                     12,551,632            9,444,924
                                                                              -----------------     -----------------

                                                                                  $ 822,225,342        $ 680,352,013
                                                                              =================     =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Line of credit                                                                $ 149,000,000        $  10,143,044
    Accrued construction costs payable                                                9,745,014            4,170,410
    Accounts payable and accrued expenses                                             1,288,825            1,035,436
    Due to related parties                                                            1,444,444            1,308,464
    Rents paid in advance                                                             1,617,367              954,271
    Deferred rental income                                                            2,466,355            1,189,883
    Other payables                                                                      816,900              458,402
                                                                              -----------------     -----------------
        Total liabilities                                                           166,378,905           19,259,910
                                                                              -----------------     -----------------

    Minority interests                                                                  644,611              281,817
                                                                              -----------------     -----------------

    Commitments and Contingencies (Note 13)

    Stockholders' equity:
        Preferred stock, without par value.  Authorized
           and unissued 3,000,000 shares                                                      --                    --
        Excess shares, $0.01 par value per share.
           Authorized and unissued 78,000,000 shares                                          --                    --
        Common stock, $0.01 par value per share. Authorized 62,500,000
           shares,    issued    37,383,221   and   37,372,684    shares,
    respectively,                                                                       373,484              746,759
           outstanding 37,348,464 and 37,337,927 shares, respectively
        Capital in excess of par value                                              669,997,715          669,610,058
        Accumulated distributions in excess of net earnings                         (15,169,373)          (9,546,531 )
                                                                              -----------------     -----------------
              Total stockholders' equity                                            655,201,826          660,810,286
                                                                              -----------------     -----------------

                                                                                  $ 822,225,342        $ 680,352,013
                                                                              =================     =================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                             Quarter Ended                         Six Months Ended
                                                               June 30,                                June 30,
                                                        1999               1998                1999               1998
                                                   ---------------     --------------      --------------     --------------
Revenues:
    Rental income from operating leases              $ 12,433,749        $ 5,696,205        $ 22,188,551       $ 11,012,231
    Earned income from direct
       financing leases                                 3,283,137          1,432,718           5,712,343          2,795,390
    Interest income from mortgage,
       equipment and other notes
       receivable                                       1,186,184            748,136           2,040,720          1,506,140
    Investment and interest income                        793,313          1,412,830           2,150,660          2,293,590
    Other income                                           55,201             11,385              58,081             21,727
                                                   ---------------     --------------      --------------     --------------
                                                       17,751,584          9,301,274          32,150,355         17,629,078
                                                   ---------------     --------------      --------------     --------------
Expenses:
    General operating and administrative                1,195,808            484,508           2,244,408          1,036,835
    Asset management fees to
       related party                                      984,506            367,201           1,681,870            729,860
    State and other taxes                                 183,089             77,180             464,966            182,703
    Depreciation and amortization                       2,155,493            869,329           3,711,674          1,648,827
    Transaction costs                                     357,079                 --             483,005                 --
                                                   ---------------     --------------      --------------     --------------
                                                   ---------------     --------------      --------------     --------------
                                                        4,875,975          1,798,218           8,585,923          3,598,225
                                                   ---------------     --------------      --------------     --------------

Earnings Before Minority Interest in
    Income of Consolidated Joint Ventures,
    Equity in Earnings of Unconsolidated
    Joint Venture, Loss on Sales
    of Properties, and Provision for
    Losses on Buildings                                12,875,609          7,503,056          23,564,432         14,030,853

Minority Interest in Income of
    Consolidated Joint Ventures                            (9,847 )           (7,612 )           (17,610 )          (15,380 )

Equity in Earnings of Unconsolidated
    Joint Venture                                          23,817                 --              48,851                 --

Loss on Sales of Properties                              (201,843 )               --            (201,843 )               --

Provision for Losses on Buildings                        (324,725 )               --            (540,522 )               --
                                                   ---------------     --------------      --------------     --------------

Net Earnings                                         $ 12,363,011        $ 7,495,444        $ 22,853,308       $ 14,015,473
                                                   ===============     ==============      ==============     ==============

Earnings Per Share of Common
    Stock (Basic and Diluted)                           $    0.33          $    0.32           $    0.61          $    0.65
                                                   ===============     ==============      ==============     ==============

Weighted Average Number of Shares
    of Common Stock Outstanding                        37,348,464         23,524,385          37,347,883         21,583,217
                                                   ===============     ==============      ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         Six Months Ended June 30, 1999 and Year Ended December 31, 1998

                                                                                   Accumulated
                                                                                  distributions
                                      Common stock              Capital in          in excess
                                  Number           Par          excess of            of net
                                 of shares        value         par value           earnings              Total
                                ------------    ----------    ---------------     --------------     ----------------
   Balance at
       December 31, 1997         18,096,486      $180,965       $323,706,926       $ (2,249,790 )       $321,638,101

   Subscriptions received
       for common stock
       through public
       offerings and
       distribution
       reinvestment plan         19,276,198       192,762        385,331,204                 --          385,523,966

   Retirement of
       common stock                 (34,757 )        (348 )         (639,180 )               --             (639,528 )

   Stock issuance costs                  --            --        (38,415,512 )               --          (38,415,512 )

   Net earnings                          --            --                 --         32,152,408           32,152,408

   Distributions declared
       and paid ($1.52 per
       share)                            --            --                 --        (39,449,149 )        (39,449,149 )
                                ------------    ----------    ---------------     --------------     ----------------

   Balance at
       December 31, 1998         37,337,927       373,379        669,983,438         (9,546,531 )        660,810,286

   Subscriptions received
       for common stock
       through public
       offering                      10,537           105            210,631                 --              210,736

   Stock issuance costs                  --            --           (196,354 )               --             (196,354 )

   Net earnings                          --            --                 --         22,853,308           22,853,308

   Distributions declared
       and paid ($0.76 per
       share)                            --            --                 --        (28,476,150 )        (28,476,150 )
                                ------------    ----------    ---------------     --------------     ----------------

   Balance at
       June 30, 1999             37,348,464      $373,484       $669,997,715      $ (15,169,373 )       $655,201,826
                                ============    ==========    ===============     ==============     ================



     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               1999                  1998
                                                                         ------------------    ------------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 28,256,292          $ 16,600,953
                                                                         ------------------    ------------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on
          operating leases                                                    (170,153,724 )         (36,742,586 )
       Investment in direct financing leases                                   (44,186,644 )         (71,360,700 )
       Proceeds from sale of land, buildings and
          equipment under direct financing leases                                3,673,907             1,233,679
       Investment in mortgage notes receivable                                  (2,596,244 )                  --
       Collections on mortgage notes receivable                                    224,373               147,051
       Investment in equipment and other notes receivable                      (22,358,869 )          (2,903,600 )
       Collections on equipment and other notes receivable                         626,959               666,633
       Investment in joint venture                                                (117,663 )            (112,847 )
       Increase in intangibles and other assets                                 (3,198,326 )          (1,845,005 )
                                                                         ------------------    ------------------
              Net cash used in investing activities                           (238,086,231 )        (110,917,375 )
                                                                         ------------------    ------------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition and stock
          issuance costs paid by related parties on
          behalf of the Company                                                 (1,258,062 )          (2,570,126 )
       Proceeds from borrowing on line of credit                               151,437,245             2,979,403
       Payment on line of credit                                               (12,580,289 )                  --
       Payment of loan costs                                                    (3,548,744 )             (30,842 )
       Subscriptions received from stockholders                                    210,736           152,570,391
       Distributions to minority interests                                         (21,105 )             (16,956 )
       Contributions from minority interests                                       366,289                    --
       Distributions to stockholders                                           (28,476,150 )         (15,992,806 )
       Payment of stock issuance costs                                            (735,785 )         (13,840,339 )
                                                                         ------------------    ------------------
              Net cash provided by financing activities                        105,394,135           123,098,725
                                                                         ------------------    ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                          (104,435,804 )          28,782,303

Cash and Cash Equivalents at Beginning of Period                               123,199,837            47,586,777
                                                                         ------------------    ------------------

Cash and Cash Equivalents at End of Period                                    $ 18,764,033          $ 76,369,080
                                                                         ==================    ==================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                            1999                  1998
                                                                      -----------------     -----------------
Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties  paid certain  acquisition
          and stock  issuance  costs on
          behalf of the Company as follows:
              Acquisition costs                                            $   392,301           $   536,646
              Stock issuance costs                                             124,031             2,190,143
                                                                      -----------------     -----------------

                                                                           $   516,332          $  2,726,789
                                                                      =================     =================

       Land and buildings under operating leases
          exchanged for land and buildings under
          operating leases                                                    $     --          $  2,754,419
                                                                      =================     =================




     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Organization and Nature of Business:

         CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, and CFA Acquisition Corp., CFC Acquisition Corp. and CFS Acquisition Corp., organized in Maryland in February 1999, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partner, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp., CFA Acquisition Corp., CFC Acquisition Corp., CFS Acquisition Corp. and CNL APF Partners, LP, CNL/Corral South Joint Venture and CNL/Chevys Annapolis Joint Venture. The Company was formed primarily for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The Company also provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

         The Company determines the appropriate classification of other investments at the time of purchase and reevaluates such designation at each balance sheet date. Other investments have been classified as held to maturity and are carried at their amortized cost (which approximates market value).

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


2.       Basis of Presentation - Continued:

         The Company accounts for its 85.47% interest in CNL/Corral South Joint Venture and its 73.79% interest in CNL/Chevys Annapolis Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Company's consolidated joint ventures. All significant intercompany balances and transactions have been eliminated. The Company accounts for its 59.22% interest in CNL/Lee Vista Joint Venture using the equity method because it shares control with the other joint venture partner.

         Certain items in the prior year's financial statements have been reclassified to conform with the 1999 presentation. These
         reclassifications   had  no  effect  on  stockholders'  equity  or  net
         earnings.

3.       Leases:

         The Company leases its land, buildings and equipment to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." For Property leases classified as direct financing leases, the building portions of these leases are accounted for as direct financing leases while the land portions of the majority of these leases are accounted for as operating leases. The Company's equipment financing offered pursuant to leases are recorded as direct financing leases.

4.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                   June 30,             December 31, 1998
                                                                     1999
                                                              --------------------     --------------------
                  Land                                              $ 287,491,252            $ 210,451,742
                  Buildings                                           269,068,855              169,708,652
                                                              --------------------     --------------------
                                                                      556,560,107              380,160,394
                  Less accumulated depreciation                        (9,884,469 )             (6,242,782 )
                                                              --------------------     --------------------
                                                                      546,675,638              373,917,612
                  Construction in progress                             23,911,844               20,033,256
                                                              --------------------     --------------------
                                                                      570,587,482              393,950,868
                  Less allowance for loss on
                      land and buildings                               (1,020,479 )               (611,534 )
                                                              --------------------     --------------------

                                                                    $ 569,567,003            $ 393,339,334
                                                              ====================     ====================


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


4.       Land and Buildings on Operating Leases - Continued:

         Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the six months ended June 30, 1999 and 1998, the Company recognized $2,466,357 and $1,303,987, respectively, (net of $140,014 and $273,013 in write-offs and reserves during the six months ended June 30, 1999) of such rental income, $1,235,512 and $547,789 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

         At December 31, 1998, the Company had recorded provisions for losses on land and buildings totaling $611,534 for financial reporting purposes relating to two Shoney's Properties and two Boston Market Properties. In addition, during the six months ended June 30, 1999, the Company recorded provisions for losses on buildings totaling $408,945 for financial reporting purposes relating to one Shoney's Property and three Boston Market Properties. The tenants of these Properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represented the difference between the carrying value of the Properties at December 31, 1998 and June 30, 1999, respectively, and the estimated net realizable value for these Properties.

         During the six months ended June 30, 1999, the Company sold its Boston Market Property in Ellisville, Missouri and its Golden Corral Property in Brooklyn, Ohio. The Company received total net proceeds of
         $2,186,720, resulting in a total loss of $201,843 for financial reporting purposes.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at June 30, 1999:

                 1999                                 $ 23,201,658
                 2000                                   46,886,894
                 2001                                   47,136,906
                 2002                                   47,964,652
                 2003                                   49,231,776
                 Thereafter                            649,679,441
                                                -------------------

                                                     $ 864,101,327
                                                ===================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


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

5.       Net Investment in Direct Financing Leases:

         The following lists the components of net investment in direct financing leases at:

                                                                     June 30,             December 31,
                                                                       1999                   1998
                                                                -------------------     -------------------
                  Minimum lease payments
                      receivable                                      $264,142,411          $ 186,515,403
                  Estimated residual values                             31,006,537             17,680,858
                  Interest receivable from
                      Secured Equipment Leases                              82,706                 81,690
                  Less unearned income                                (162,920,128 )         (112,602,301  )
                  Less allowance for loss on
                      direct financing leases                             (131,577 )                   --
                                                                -------------------     -------------------

                  Net investment in direct   financing
                  leases                                              $132,179,949           $ 91,675,650
                                                                ===================     ===================

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at June 30, 1999:

                 1999                                        $ 8,006,612
                 2000                                         16,265,762
                 2001                                         16,038,242
                 2002                                         15,947,516
                 2003                                         15,796,519
                 Thereafter                                  192,087,760
                                                       ------------------

                                                           $ 264,142,411
                                                       ==================

         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Note 4).

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


5.       Net Investment in Direct Financing Leases:

         During  the six  months  ended  June 30,  1999,  the  Company  received proceeds from various borrowers for the payoff of nine Secured Equipment Leases. The Company collected $1,487,187 which were approximately equal to the net investment in the direct financing leases at the time of the payoff. As a result, no gain or loss was recognized for financial reporting purposes.

6.       Equipment and Other Notes Receivable:

         On June 30, 1999, the Company advanced approximately $20,100,000 to a borrower for the purpose of purchasing and taking by assignment three existing Notes from third parties with an outstanding principal balance of approximately $14,600,000, as well as, advancing additional funds of approximately $5,500,000, both of which were then consolidated with an existing $2,200,000 equipment loan for a total of $22,300,000 ("Consolidated Note"). The Consolidated Note is collateralized by leasehold mortgages, equipment and a security interest in other miscellaneous collateral associated with restaurant properties, and matures August 31, 1999. A portion of the Consolidated Note, $5,200,000, bears interest at a rate of 10.5%, and the remaining portion, $17,100,000, bears interest at a rate of 11.53%.

7.       Other Investments:

         During the six months ended June 30, 1999, the Company reassessed the classification of its franchise loan certificates purchased in a mortgage loan securitization (the "Certificates") and transferred the Certificates from the available for sale category to the held to maturity category for financial reporting purposes. The estimated fair value of the Certificates represented the carrying value at the time of transfer resulting in no unrealized gains or losses at the time of transfer. At June 30, 1999 and December 31, 1998, the estimated fair values of the Certificates approximated their carrying values.

8.       Line of Credit:

         At December 31, 1998, the Company had a revolving $35,000,000 unsecured line of credit with a bank which enabled the Company to receive advances to provide equipment financing, to purchase and develop Properties and to fund Mortgage Loans. In March 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $200,000,000 (the "Credit Facility"). In conjunction with obtaining the Credit Facility, the Company terminated and repaid the balance of approximately $12,600,000 under the previous line of credit. In June, 1999, the Company amended the Credit Facility to increase the borrowing amount up to $300,000,000. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure up to a maximum rate of 200 basis points above LIBOR (based upon the Company's overall leverage ratio) or

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


8.       Line of Credit - Continued:

         (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance. The Company obtained advances of $151,437,245 under the Credit Facility during the six months ended June 30, 1999 and had an outstanding balance of $149,000,000 at June 30, 1999. As of June 30, 1999, $20,000,000 of the balance under the Credit Facility incurred interest at a rate of eight percent per annum and the remaining balance of $129,000,000 incurred interest at a rate of 6.71% per annum. In connection with obtaining the new Credit Facility and the June amendment, the Company incurred commitment fees, legal fees and closing costs of $3,548,744. Interest incurred on prime rate advances on the Credit Facility is payable monthly. LIBOR rate advances have interest payment periods of one, two, three or six months, with interest payable at the end of the selected period (except for six month loans, on which interest is payable at the end of three and six months). The principal balance, together with all unpaid interest, is due in full upon termination of the facility on June 9, 2002. The terms of the agreement for the amended Credit Facility include financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of June 30, 1999.

         As  of  June  30,  1999  and  December  31,  1998,   $149,000,000   and
         $10,143,044, respectively, of principal was outstanding relating to the respective lines of credit. The Company believes, based on current terms, that the carrying values of its lines of credit at June 30, 1999 and December 31, 1998 approximated fair value.

         For the six months ended June 30, 1999 and 1998, the Company incurred interest costs (including amortization of loan costs) of $1,262,160 and $124,702, respectively, all of which were capitalized as part of the cost of buildings under construction. For the six months ended June 30, 1999 and 1998, the Company paid interest of $994,253 and $106,305, respectively.

         In June, 1999, in connection with the amended Credit Facility, the Company entered into a new swap agreement. The purpose of the interest rate swap agreement is to reduce the impact of changes in interest rates on its floating rate Credit Facility. The agreement effectively changes the Company's interest rate exposure on a notional amount of approximately $75,000,000 of the outstanding floating rate Credit Facility to a fixed rate of 6.17% per annum, as of June 30, 1999. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counterparty as they maintain long-term credit ratings of "A" or better, as rated by Moody's or Standard & Poors.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


8.       Line of Credit - Continued:

         The effective interest rate for the outstanding balance of $149,000,000 as of June 30, 1999 as a result of the impact of the interest rate swap in the amount of $75,000,000 was 7.49% per annum.

9.       Reverse Stock Split:

         On May 27, 1999, the stockholders approved a one for two reverse split of common stock that was effective on June 3, 1999 with the filing of the amended Articles of Incorporation with the Maryland Department of Assessments and Taxation. A total of $180,965 was transferred from common stock to additional paid in capital in connection with the stock split. All share and per share amounts have been restated herein to reflect the one for two reverse stock split.

10.      Distributions:

         For the six months ended June 30, 1999 and 1998, approximately 85 percent and 86 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 15 percent and 14 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 1999 and 1998 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

11.      Related Party Transactions:

         During  the six  months  ended  June 30,  1999 and June 30,  1998,  the
         Company incurred $15,805 and $11,442,779, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of these amounts ($14,751 and $10,689,329) were paid by CNL Securities Corp. as commissions to other broker-dealers during the six months ended June 30, 1999 and 1998, respectively.

         In addition, CNL Securities Corp. received a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which was re-allowed to other broker-dealers. During the six months ended June 30, 1999 and June 30, 1998, the Company incurred $1,054 and $762,852, respectively, of such fees, the majority of which was re-allowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


11.      Related Party Transactions - Continued:

         The advisor of the Company, CNL Fund Advisors, Inc. (the "Advisor") is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of these Properties and structuring the terms of Mortgage Loans and other investments equal to 4.5% of the total amount raised from the sale of shares. To the extent the Company uses proceeds from its Credit Facility to acquire Properties or make mortgage loans, the Company also pays the Advisor an acquisition fee equal to 4.5% of the purchase price paid by the Company. During the six months ended June 30, 1999 and 1998, the Company incurred $4,492,940 and $6,865,668, respectively, of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable, investment in joint venture and other assets.

         In connection with the acquisition of Properties subject to approval by the Company's Board of Directors, the Company may incur development or construction management fees payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the six months ended June 30, 1999 and 1998, the Company incurred $38,853 and $68,759, respectively, of such fees relating to four and three Properties, respectively.

         In connection with the acquisition of Properties subject to approval by the Company's Board of Directors, the Company may incur advisory fees payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the six months ended June 30, 1999, the Company incurred $539,976 of such fees relating to 25 Properties. No such fees were incurred for the six months ended June 30, 1998.

         For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor is entitled to receive a one-time Secured Equipment Lease servicing fee of two percent of the purchase price of the equipment that is the subject of each Secured Equipment Lease. During the six months ended June 30, 1999 and 1998, the Company incurred $67,967 and $14,899, respectively, in Secured Equipment Lease servicing fees.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


11.      Related Party Transactions - Continued:

         Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the six months ended June 30, 1999 and 1998, the Company incurred $1,788,771 and $756,791, respectively, of such fees, of which $106,901 and $26,931, respectively, was capitalized as part of the cost of the buildings for Properties under construction.

         Prior to such time, if any, as shares of the Company's common stock are listed on a national securities exchange or over-the-counter market, the Advisor is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more Properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The real estate disposition fee is payable only after the stockholders receive distributions equal to the sum of an annual, aggregate, cumulative, noncompounded eight percent return on their invested capital (the "Stockholders' 8% Return") plus their aggregate invested capital. As of June 30, 1999, no deferred subordinated real estate disposition fees had been incurred.

         A subordinated share of net sales proceeds will be paid to the Advisor upon the sale of Company assets in an amount equal to ten percent of net sales proceeds. However, if net sales proceeds are reinvested in replacement assets, no such share of net sales proceeds will be paid to the Advisor until such replacement assets are sold. This amount will be payable only after the stockholders receive distributions equal to the sum of the stockholders' aggregate invested capital and the
         Stockholders' 8% Return. As of June 30, 1999, no such fees had been incurred.

         The Advisor and its affiliates provide administrative services (including services for accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations) to the Company on a day-to-day basis as well as services in connection

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


11.      Related Party Transactions - Continued:

         with the offering of shares and services in connection with the proposed mergers referred to in Note 13. The expenses incurred for these services were classified as follows for the six months ended June 30:

                                                                                1999                1998
                                                                           ---------------     ---------------
                 Stock issuance costs                                            $ 55,463          $1,378,104
                 Transaction costs                                                286,544                  --
                 General operating and
                     administrative expenses                                      600,992             488,710
                                                                           ---------------     ---------------

                                                                                $ 942,999          $1,866,814
                                                                           ===============     ===============

         During the six months ended June 30, 1999 and 1998, the Company acquired 40 Properties and one Property, respectively, for approximately $38,500,000 and $2,200,000, respectively, from affiliates of the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate, including carrying costs, or the Property's appraised value. Of the 40 Properties acquired from affiliates in 1999, 38 were acquired for a total purchase price of approximately $36,800,000 from Commercial Net Lease Realty, Inc. ("NNN") a publicly traded real estate investment trust. James M. Seneff, Jr., the Chairman of the Board and Chief Executive Officer of the Company, is also the Chairman of the Board and Chief Executive Officer of NNN and Robert A. Bourne, a Director and Treasurer of the Company, is also a board member of NNN. This transaction was approved by the Company's independent directors.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


11.      Related Party Transactions - Continued:

         The due to related parties consisted of the following at:

                                                                             June 30,           December 31, 1998
                                                                               1999
                                                                         ------------------     -------------------
                 Due to the Advisor:
                     Expenditures incurred on behalf of the
                        Company and accounting and
                        administrative services                                 $  683,189             $ 1,238,148
                     Acquisition fees                                              761,255                  39,788
                                                                         ------------------     -------------------
                                                                                 1,444,444               1,277,936
                                                                         ------------------     -------------------

                 Due to CNL Securities Corp:
                     Commissions                                                        --                  30,528
                     Marketing support and due diligence
                        expense reimbursement fees                                       --                       --
                                                                         ------------------     -------------------
                                                                                         --                  30,528
                                                                         ------------------     -------------------

                                                                               $ 1,444,444             $ 1,308,464
                                                                         ==================     ===================

12.      Concentration of Credit Risk:

         The following schedule presents rental, earned and interest income from individual lessees or borrowers, or affiliated groups of lessees or borrowers, each representing more than ten percent of the Company's total rental, earned, investment and interest income from its Properties, Mortgage Loans, Secured Equipment Leases and Certificates for each of the six months ended June 30:

                                                                                1999                1998
                                                                           ---------------     ---------------
                 S & A Properties Corporation                                  $3,529,789             $   N/A
                 Foodmaker, Inc.                                                      N/A           1,811,447
                 Phoenix Restaurant Group, Inc.                                       N/A           1,771,121
                 Houlihan's Restaurants, Inc.                                         N/A           1,650,339

         The information denoted by N/A indicates that for the applicable period presented, the tenant or group of affiliated tenants did not represent more than ten percent of the Company's total rental, earned, investment and interest income.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


12.      Concentration of Credit Risk - Continued:

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

13.      Commitments and Contingencies:

         On March 11, 1999, the Company entered into agreements to acquire (i) the Advisor, (ii) CNL Financial Corp. and CNL Financial Services, Inc., affiliates of the Advisor that provide mortgage loans and perform securitization transactions and (iii) 18 CNL Income Funds, limited partnerships that are affiliated with the Advisor and whose properties are substantially the same type as the Company's (the "CNL Income Funds"). In connection therewith, the Company agreed to issue 3.8 million, 2.35 million and up to 30.5 million shares of common stock, respectively, after restatement for the one for two reverse stock split.

         Subsequent to entering into the merger agreements, the general partners of the CNL Income Funds received a number of comments from broker-dealers who sold units of CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. ("CNL Income Fund XVII and XVIII") concerning the loss of passive income treatment in the event that those Income Funds merged with APF. On June 3, 1999, the general partners, on behalf of CNL Income Funds XVII and XVIII, and the Company agreed that it would be in the best interests of CNL Income Funds XVII and XVIII and the Company that the Company not attempt to acquire CNL Income Funds XVII and XVIII in the acquisition. Representatives of the Company stated that they would, depending on market conditions, seek to acquire CNL Income Funds XVII and XVIII after the Company was listed on the New York Stock Exchange. The representatives further noted that they would be willing to structure any future acquisition in a manner so that the limited partners could retain passive income treatment most likely by offering the limited partners an exchange offer whereby limited partners would exchange their units of limited partnership interest for the Company's common stock. Therefore, in June 1999, the Company entered into termination agreements with CNL Income Funds XVII and XVIII. The Company's Board of Directors accordingly reduced its offer to acquire the 16 CNL Income Funds to an aggregate of 27.3 million shares of common stock. The acquisition of each of the 16 CNL Income Funds is contingent upon certain conditions, including approval by the Company's stockholders to increase the number of authorized shares of common stock and approval by a majority of the limited partners of such Income Fund.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


13.      Commitments and Contingencies - Continued:

         On May 11, 1999, four limited partners in several CNL Income Funds served a lawsuit against the general partners of the CNL Income Funds and the Company in connection with the proposed merger with the CNL Income Funds. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds filed a lawsuit against the Company, CNL Fund Advisors, Inc., certain of its affiliates and the CNL Income Funds in connection with the proposed merger. The Company, the general partners of the CNL Income Funds and CNL Fund Advisors, Inc. believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II-Item 1. Legal Proceedings.

         The Company has entered into various development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company has agreed to pay are approximately $75,817,000, of which approximately $51,699,000 in land and other costs had been incurred as of June 30, 1999. The buildings currently under construction or renovation are expected to be operational by December 1999. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

14.      Subsequent Events:

         On each of July 1, 1999 and August 1, 1999, the Company declared distributions of $4,746,243, or $0.12708 per share of common stock, payable in September 1999 to stockholders of record on July 1, 1999 and August 1, 1999, respectively.

         During the period July 1, 1999 through August 11, 1999, the Company obtained additional advances under its Credit Facility and acquired 16 Properties (12 of which are under construction) for cash at a total cost of approximately $14,900,000. In connection with the purchase of each of the 16 Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction are expected to be operational by February 2000. In connection with the 12 Properties which are under construction, the Company has committed to pay an additional $10,500,000 in construction and development costs.

         In August 1999, the Company sold its Property in Edgewater, Colorado, for $638,000 and received net sales proceeds of $626,083, resulting in a loss of $283,533 for financial reporting purposes which the Company recorded at June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information, including, without limitation, the Year 2000 Readiness Disclosure, that are not historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe", "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the Company's credit facility, the availability of other debt and equity financing alternatives, increases in interest rates under the Company's Credit Facility and under any additional variable rate debt arrangements that the Company may enter into the future, the ability of the Company to refinance amounts outstanding under its Credit Facility at maturity on terms favorable to the Company, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans and the ability of the Company to re-lease properties that are currently vacant or that become vacant. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

                                   The Company

         CNL American Properties Fund, Inc. is a Maryland corporation that was organized on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, and CFA Acquisition Corp., CFC Acquisition Corp. and CFS Acquisition Corp., organized in Maryland in February 1999, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partner, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp., CFA Acquisition Corp., CFC Acquisition Corp., CFS Acquisition Corp., CNL APF Partners, LP, CNL/Corral South Joint Venture and CNL/Chevys Annapolis Joint Venture. The Company was formed primarily for the purpose of acquiring, directly or indirectly through joint ventures or co-tenancy arrangements restaurant properties (the "Properties"), to be leased on a long-term, triple-net basis to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The Company also provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

                         Liquidity and Capital Resources

Common Share Offerings

         The Company was formed in May 1994, at which time it received initial capital contributions of $200,000 for 20,000 shares of common stock. Since inception, the Company has completed three separate public offerings of shares of common stock. The Company received the final proceeds of $210,736 from its third public offering of common stock in January 1999, at which point the Company had received aggregate subscription proceeds from its three offerings of $747,464,420 (37,373,221 shares), including $5,572,261 (278,613 Shares) issued through the Company's reinvestment plan. Net proceeds to the Company from its three offerings and the initial capital contributions, after deduction of stock issuance costs, totaled $670,351,200, all of which had been invested in Properties or Mortgage Loans.

         On May 27, 1999, the stockholders approved a one for two reverse split of common stock that was effective on June 3, 1999 with the filing of the amended Articles of Incorporation with the Maryland Department of Assessments and Taxation. All share and per share amounts have been restated herein to reflect the one for two reverse stock split.

Credit Facility

         In March 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $200,000,000, (the "Credit Facility") with a group of commercial banks. The Credit Facility is used to acquire and develop Properties and to fund Mortgage Loans and Secured Equipment Leases. In conjunction with obtaining the Credit Facility, the Company terminated and repaid the outstanding balance of approximately $12,600,000 under the previous line of credit. In June 1999, the Company and its lenders amended the Credit Facility to increase the borrowing amount up to $300,000,000. The interest rate on advances under the Credit Facility is determined according to (i) a tiered rate structure up to a maximum rate of 200 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of the advance. The Company obtained advances of $151,437,245 under the Credit Facility during the six months ended June 30, 1999 and had an outstanding balance of $149,000,000 as of June 30, 1999. In connection with obtaining and amending the Credit Facility, the Company incurred commitment fees, legal fees and closing costs of $3,548,744. As of June 30, 1999, $20,000,000 of the amounts advanced were subject to interest at a rate of eight percent per annum and the remaining $129,000,000 incurred interest at a rate of 6.71% per annum. Interest incurred on prime rate advances on the Credit Facility is payable monthly. LIBOR rate advances have interest payment periods of one, two, three or six months, with interest payable at the end of the selected period (except for six month loans, on which interest is payable at the end of three and six months). The principal balance on all advances, together with all unpaid interest, is due in full upon termination of the facility on June 9, 2002. The terms of the agreement for the Credit Facility include financial covenants that provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of June 30, 1999.

         In June 1999, in connection with the amended Credit Facility, the Company entered into a new swap agreement. The purpose of the interest rate swap agreement is to reduce the impact of changes in interest rates on its floating rate Credit Facility. The agreement effectively changes the Company's interest rate exposure on a notional amount of approximately $75,000,000 of the outstanding floating rate Credit Facility to a fixed rate of 6.17% per annum, as of June 30, 1999. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counterparty as they maintain long-term credit ratings of "A" or better as rated by Moody's or Standard & Poors.

         The effective interest rate for the outstanding balance of $149,000,000 as of June 30, 1999 as a result of the impact of the interest rate swap in the amount of $75,000,000 was 7.49% per annum.

Interest Rate Risk

         During the quarter ended June 30, 1999, the Company amended the Credit Facility and entered into a new interest rate swap agreement. The amendment increased the borrowing base to $300,000,000. As of June 30, 1999, the Company has $149,000,000 outstanding under its Line of Credit. The Company has exposure to interest rate risk associated with the Credit Facility due to the variable interest rate. The Company believes this risk has been mitigated with the interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt (see "Credit Facility").

         Under  interest  rate swaps,  the company  agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The table represents the notional amounts and expected interest rates that exist by contractual dates; the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                                            2000                 2001                 2002
                                                      -----------------    -----------------    -----------------
   Notional Amount                                    $75,000,000          $75,000,000          $75,000,000

   Average Pay Rate                                          6.17%                6.17%                6.17%

   Average Receive Rate                                      5.93%                6.32%                6.42%

Property Acquisitions and Investments

         During the six months ended June 30, 1999, the Company used the remaining net offering proceeds from its public offering of common stock, proceeds from its Credit Facility, the net sales proceeds from the sale of two Properties and cash collected from the payoff of nine Secured Equipment Leases to acquire 171 Properties, (including 51 Properties on which a restaurant was being constructed or renovated as of June 30, 1999), to fund Mortgage Loans relating to four Properties and to provide equipment financing. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction or renovation are expected to be operational by December 1999.

         During  the six  months  ended  June 30,  1999,  the  Company  incurred
$4,492,940 in acquisition fees, based on the amount of offering proceeds received during the period and advances obtained from the Credit Facility, and certain acquisition expenses payable to CNL Fund Advisors, Inc. (the "Advisor") in connection with the acquisition of Properties, construction and renovation of Properties and investment in Mortgage Loans.

         As of June 30, 1999, the Company's assets included:

o 578 Properties, including three Properties owned through three joint venture arrangements and 51 Properties which were under construction or renovation;

o Mortgage Loans relating to the buildings on 44 Properties in which the Company owns the underlying land, and buildings on seven additional properties owned by the borrower;

o Secured Equipment Leases relating to 38 of the Company's Properties and 19 additional properties;

o        Franchise loan certificates from a mortgage loan securitization.

         During the period July 1, 1999 through August 11, 1999, the Company used advances under its Credit Facility totaling approximately $14,900,000 to acquire 16 Properties (12 were under construction or renovation as of August 11, 1999), to pay acquisition fees of $761,255 to the Advisor, and to reimburse the Advisor for certain acquisition expenses. In connection with the purchase of each of the 16 Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction are expected to be operational by February 2000.

         The Company currently is negotiating to acquire additional Properties, but as of August 11, 1999 had not acquired any such Properties.

Dispositions

         During the second quarter of 1999, the Company sold its Boston Market Property in Ellisville, Missouri and its Golden Corral Property in Brooklyn, Ohio. The Company received net proceeds totaling $2,186,720, resulting in a total loss of $201,843 for financial reporting purposes. The Company reinvested the proceeds in additional Properties.

         During the second quarter of 1999, the Company received proceeds from the payoff of nine Secured Equipment Leases. The Company received net proceeds totaling $1,487,187 which were approximately equal to the net investment in the direct financing leases at the time of the payoff. As a result, no gain or loss was recognized for financial reporting purposes. The Company used the net proceeds relating to the payoff to invest in additional Properties and Secured Equipment Leases.

Capital Commitments

         In  connection  with  the  acquisition  of  the  51  Properties   under
construction or renovation at June 30, 1999, the Company entered into development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. The aggregate maximum development costs the Company had agreed to pay as of June 30, 1999 were approximately $75,817,000, of which approximately $51,699,000 had been incurred as of June 30, 1999. In addition, in connection with entering into development agreements with tenants for the 12 Properties acquired during the period July 1, 1999 through August 11, 1999, described above, which are to be constructed, the Company has committed to pay an additional $10,500,000 in construction and development costs.

         The Company intends to use advances under its Credit Facility to pay the development costs of these Properties.

Cash and Cash Equivalents

         At June 30, 1999 and December 31, 1998, the Company had $20,770,723 and $125,207,377, respectively, (including certificates of deposit in the amount of $2,006,690 and $2,007,540, respectively) invested in short-term highly-liquid investments such as demand deposits at commercial banks and money markets with less than a 30-day maturity date. The decrease in the amount invested in short-term investments is primarily attributable to the Company purchasing Properties during the six months ended June 30, 1999.

Equipment and Other Notes Receivable

         On June 30, 1999, the Company advanced approximately $20,100,000 to a borrower for the purpose of purchasing and taking by assignment three existing Notes from third parties with an outstanding principal balance of approximately $14,600,000, as well as, advancing additional funds for approximately $5,500,000, both of which were then consolidated with an existing $2,200,000 equipment loan for a total consolidation of $22,300,000 ("Consolidated Note"). The Consolidated Note is collateralized by leasehold mortgages, equipment and a security interest in other miscellaneous collateral, and matures August 31, 1999. A portion of the Consolidated Note, $5,200,000, bears interest at a rate of 10.5%, and the remaining portion, $17,100,000, bears interest at a rate of 11.53%.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its Credit Facility.

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

         The   Company   expects   to  meet  its  other   short-term   liquidity
requirements, including Property acquisition and development and investment in Mortgage Loans and Secured Equipment Leases, with additional advances under its Credit Facility. In addition, if the Company's common stock is listed on the New York Stock Exchange or another national securities exchange or over-the-counter market, the Company may obtain secured financing.

         The Company expects to meet its long-term liquidity requirements through short or long-term, unsecured or secured debt financing or equity financing. As of June 30, 1999, the Company's only long-term liquidity requirement was the maturity of its Credit Facility in June 2002.

Distributions

         During the six months ended June 30, 1999 and 1998, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $28,256,292 and $16,600,953, respectively. Based primarily on cash from operations, the Company declared and paid distributions to its stockholders of $28,476,150 and $15,992,240 during the six months ended June 30, 1999 and 1998, respectively. In addition, on each of July 1, 1999 and August 1, 1999, the Company declared distributions to its stockholders of $4,746,243, payable in September 1999. For the six months ended June 30, 1999 and 1998, approximately 85 percent and 86 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 15 percent and 14 percent, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of August 11, 1999, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Amounts Due To Related Parties

         During the six months ended June 30, 1999 and 1998, the Advisor and its affiliates incurred on behalf of the Company $124,031 and $2,190,143, respectively, for certain offering expenses, $392,301 and $536,646, respectively, for certain acquisition expenses, and $2,067,998 and $380,705, respectively, for certain operating expenses. As of June 30, 1999 and 1998, the Company owed the Advisor and its affiliates $1,444,444 and $1,395,030, respectively, for such amounts, unpaid fees and administrative expenses (including services for accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations). As of August 11, 1999, the Company had reimbursed all such amounts.

Proposed Mergers

         On March 11, 1999, the Company entered into agreements to acquire (i) the Advisor, (ii) CNL Financial Corp. and CNL Financial Services, Inc., affiliates of the Advisor that provide mortgage loans and perform securitization transactions and (iii) 18 CNL Income Funds, limited partnerships that are affiliated with the Advisor and whose properties are substantially the same type as the Company's (the "CNL Income Funds"). In connection therewith, the Company agreed to issue 3.8 million, 2.35 million and up to 30.5 million shares of common stock, respectively, after restatement for the one for two reverse stock split.

         Subsequent to entering into the merger agreements, the general partners of the CNL Income Funds received a number of comments from broker-dealers who sold units of CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. ("CNL Income Fund XVII and XVIII") concerning the loss of passive income treatment in the event that these Income Funds merged with APF. On June 3, 1999, the general partners, on behalf of CNL Income Funds XVII and XVIII, and the Company agreed that it would be in the best interests of CNL Income Funds XVII and XVIII and the Company that the Company not attempt to acquire CNL Income Funds XVII and XVIII in the acquisition. Representatives of the Company stated that they would, depending on market conditions, seek to acquire CNL Income Funds XVII and XVIII after the Company was listed on the New York Stock Exchange. The representatives further noted that they would be willing to structure any future acquisition in a manner so that the limited partners could retain passive income treatment most likely by offering the limited partners an exchange offer whereby limited partners would exchange their units of limited partnership interest for the Company's common stock. Therefore, in June, 1999, the Company entered into termination agreements with CNL Income Funds XVII and XVIII. The Company's Board of Directors accordingly reduced its offer to acquire the 16 CNL Income Funds to an aggregate of 27.3 million shares of common stock. The acquisition of each of the 16 CNL Income Funds is contingent upon certain conditions, including approval by the Company's stockholders to increase the number of authorized shares of common stock and approval by a majority of the limited partners of such Income Fund.

         On May 11, 1999, four limited partners in several CNL Income Funds served a lawsuit against the general partners of the CNL Income Funds and the Company in connection with the proposed merger with the CNL Income Funds. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999 a limited partner in certain of the CNL Income Funds served a lawsuit against the Company, CNL Fund Advisors, Inc., certain of its affiliates and the CNL Income Funds in connection with the proposed merger. The Company, the general partners of the CNL Income Funds and CNL Fund Advisors, Inc. believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II-Item 1. Legal Proceedings.

                              Results of Operations

Revenues

         The Company earned $27,900,894 in rental income from operating leases and earned income from direct financing leases from 578 Properties and 57 Secured Equipment Leases structured as leases during the six months ended June 30, 1999, and $13,807,621 from 310 Properties and 28 Secured Equipment Leases structured as leases during the six months ended June 30, 1998 ($15,716,886 and $7,128,923 of which was earned during the quarters ended June 30, 1999 and 1998, respectively). The increase during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was attributable to the Company investing in additional Properties and Secured Equipment Leases. The increase in rental and earned income was partially offset by the fact that the leases of 13 Boston Market Properties were rejected subsequent to June 30, 1998, in connection with the tenants filing for bankruptcy, as described below. During the six months ended June 30, 1999, the Company re-leased four of these Properties to new tenants, and in April 1999, sold one of these Properties, as described above in "Liquidity and Capital Resources-Dispositions." The Company is actively marketing the remaining Properties with rejected leases to existing and prospective clients and local and regional restaurant operators.

         In October 1998, Boston Chicken, Inc. and its affiliates, which lease 27 Boston Market Properties from the Company, filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Two additional Boston Market operators, which lease three Boston Market Properties from the Company, also filed voluntary petitions for bankruptcy protection. As a result of these bankruptcy filings, the tenants which have the legal right to either reject or affirm one or more of their leases with the Company. As of December 31, 1998, the tenants had closed 13 Properties, had rejected 12 of the related leases and had continued making rental payments on one Property that had been closed but the lease of which had not been rejected. The rejected leases accounted for approximately three percent of the Company's rental, earned and interest income for the year ended December 31, 1998. During the six months ended June 30, 1999, the Company re-leased four of the Properties to new tenants. In each of April and August 1999, the Company sold one of the Properties to a third party, as described above in "Liquidity and Capital Resources-Dispositions", and reinvested the net sales proceeds in additional Properties. In April 1999, one of the Boston Market tenants who had filed for bankruptcy during 1998, rejected the lease of an additional Property. As of August 11, 1999, of the 28 Properties remaining in the Company's portfolio relating to these tenants (excluding the two Properties sold in 1999, described above), the Company had re-leased four Properties to new tenants, as described above, the Company had ceased receiving rental payments for seven Properties, the leases of which had been rejected and which remained vacant, and the Company continued to receive rental payments for 17 Properties (including the Property that was closed in October 1998 but the lease of which has not been rejected). While the tenants have not rejected or affirmed the remaining 17 leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues that would result from the seven vacant Properties remaining in the portfolio whose leases were rejected and in the event the remaining 17 leases are rejected could have an adverse effect on the liquidity and results of operations of the Company, if the Company is unable to re-lease the Properties in a timely manner. Currently, the Company is actively marketing the seven Properties with rejected leases to existing and prospective clients and local and regional restaurant operators.

         The Company also earned $2,040,720 in interest income from Mortgage Loans relating to 51 Properties and 19 Secured Equipment Leases structured as loans during the six months ended June 30, 1999, and $1,506,140 from Mortgage Loans relating to 46 Properties and three Secured Equipment Leases structured as loans during the six months ended June 30, 1998 ($1,186,184 and $748,136 of which was earned during the quarters ended June 30, 1999 and 1998, respectively). The increase in interest income from Mortgage Loans and Secured Equipment Leases during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was attributable to the Company investing in additional loans collateralized by properties and equipment subsequent to June 30, 1998.

         During the six months ended June 30, 1999 and 1998, the Company earned $2,150,660 and $2,293,590, respectively, in investment and interest income from investments in franchise loan certificates, money market accounts or other short-term, highly liquid investments ($793,313 and $1,412,830 of which was earned during the quarters ended June 30, 1999 and 1998, respectively). The decrease in investment and interest income during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was primarily attributable to lower cash balances maintained by the Company during the quarter and six months ended June 30, 1999 due to the acquisition of Properties during 1999.

         Because the Company expects to continue to acquire Properties and invest in Mortgage Loans and Secured Equipment Leases, and because certain Properties were under construction as of June 30, 1999, revenues for the quarter and six months ended June 30, 1999 represent only a portion of revenues which the Company is expected to earn in future periods.

Significant Tenant

         During the six months ended June 30, 1999, one of the Company's lessees, S & A Properties Corp., contributed more than ten percent of the Company's total rental, earned, investment and interest income relating to its Properties, Mortgage Loans, Secured Equipment Leases and Certificates. S & A Properties Corp. is the lessee under leases relating to 38 Properties. Because the Company has not completed its investment in Properties, Secured Equipment Leases and Mortgage Loans, it is not possible to determine which lessees or borrowers will contribute more than ten percent of the Company's rental, earned, investment and interest income during the remainder of 1999 and in subsequent years. In the event that certain lessees or borrowers contribute more than ten percent of the Company's rental, earned, investment and interest income in future years, any failure of such lessees or borrowers could materially affect the Company's results of operations.

Expenses

         Operating expenses, including depreciation and amortization expense, were $8,585,923 and $3,598,225 for the six months ended June 30, 1999 and 1998, respectively ($4,875,975 and $1,798,218 of which were incurred during the quarters ended June 30, 1999 and 1998). Total operating expenses increased primarily as a result of the Company investing in additional Properties, Mortgage Loans and Secured Equipment Leases subsequent to June 30, 1998. Asset management fees and depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans.

         The increase in operating expenses for the quarter and six months ended June 30, 1999 was also partially due to the fact that the Company incurred $357,079 and $483,005, in transaction costs during the quarter and six months ended June 30, 1999, respectively, related to the proposed mergers as described above in "Liquidity and Capital Resources-Proposed Mergers."

Provisions for Losses on Buildings

         During the six months ended June 30, 1999, the Company recorded provisions for losses on buildings totaling $540,522 for financial reporting purposes relating to one Shoney's Property, one Denny's Property and three Boston Market Properties. The tenants of these Properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represent the difference between the carrying value of the Properties at June 30, 1999 and the estimated net realizable value for these Properties.

Summary of New Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivatives, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999, the Company did not have any information or non-information technology systems. Affiliates of the Advisor provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Company. The information technology system of the affiliates of the Advisor consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the Advisor are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the Advisor have no internally generated programmed software coding to correct, because substantially all of the software utilized by the Advisor and its affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Company's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Company's leases.

         In early 1998, the Advisor and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of members from the Advisor and its affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Company's Year 2000 readiness consists of identifying any systems that are date sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Company's systems could have a potential Year 2000 problem.

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information regarding the Company's market risk at December 31, 1998 is included in its Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes in the Company's market risk relating to fixed rate Mortgage Loans and equipment financing to borrowers, as well as, investment in Certificates with fixed and adjustable rates from December 31, 1998 through June 30, 1999. Information regarding the Company's market risk relating to changes in interest rates are herein by reference in Item 2. "Liquidity and Capital Resources-Interest Rate Risk."

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger with the Income Funds. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

                  On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger with the Income Funds. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.           Changes in Securities.       Inapplicable.

Item 3.           Default upon Senior Securities.   Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on May 27, 1999 for the purpose of electing the board of directors and voting on the proposals described below.

                  (b)      Proxies for the meeting  were  solicited  pursuant to
                           Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

                  (c)      Three   proposals   were   submitted  to  a  vote  of
                           stockholders as follows:

                           (1) The stockholders approved the election of the following persons as directors of the
                                    Company:

                                    Name                                      For                   Withheld
                                    Robert A. Bourne                          47,065,019            970,456
                                    G. Richard Hostetter, Esq.                47,170,035            865,440
                                    Richard C. Huseman                        47,146,889            888,586
                                    J. Joseph Kruse                           47,168,897            866,578
                                    James M. Seneff, Jr.                      47,037,991            997,484

                           (2) The stockholders approved, with 43,445,831 affirmative votes, 2,475,568 negative votes, and 2,114,076 abstentions, the proposal for a one for two reverse stock split of the Company's common stock, par value $.01 per share, whereby each outstanding share of common stock was divided by two. As of the record date, the number of issued and outstanding shares of the Company's common stock was 79,696,927. As a result of the reverse stock split, the aggregate number of shares of the Company's common stock issued and outstanding was 37,348,464 and
                                    25,140,999   shares  were   authorized   and
                                    unissued.

                           (3) The stockholders approved, with 41,986,179 affirmative votes, 3,388,246 negative votes, and 2,661,050 abstentions, the proposal to adopt the 1999 Performance Incentive Plan authorizing the issuance of up to 4,500,000 shares of the Company's common stock upon the exercise of stock options, stock appreciation rights and the award of restricted stock; provided, that the aggregate number of shares of common stock issued under the Plan shall increase automatically to 9,000,000 and 12,000,000 shares  when  the  Company  has  issued  and
                                    outstanding     150,000,000    shares    and
                                    200,000,000 shares, respectively, of common stock. The Plan became effective February 23, 1999 and terminates on February 23, 2009.

Item 5.           Other Information.        Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                           2.1 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund, Ltd., constituting a part of Amendment No. 1 to the Registrant's Registration Statement on Form S-4, File No. 333-74329 (the "Form S-4"), and incorporated herein by reference.)

                           2.2 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund II, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund II, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.3 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund III, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund III, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.4 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IV, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund IV, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.5 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund V, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund V, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.6 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VI, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VI, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.7 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VII, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VII, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.8 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VIII, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VIII, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.9 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IX, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund IX, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.10 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund X, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund X, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.11 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XI, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XI, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.12 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XII, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XII, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.13 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIII, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIII, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.14 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIV, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIV, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.15 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XV, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XV, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           2.16 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVI, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVI, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

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

                           4.1      Form  of  Stock  Certificate   (Included  as
                                    Exhibit 4.5 to  Registration  Statement  No.
                                    33-78790  on  Form  S-11  and   incorporated
                                    herein by reference.)

                           10.1 Advisory Agreement, dated as of April 19, 1999, between CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Filed herewith.)

                           10.2 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven D. Shackelford, and dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis B. McWilliams (Included as
                                    Exhibit 10.9 to  Registration  Statement No.
                                    333-15411   and   incorporated   herein   by
                                    reference.)

                           10.3 Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.)

                           10.4 Amended and Restated Credit Agreement by and among CNL APF Partners, LP, Registrant, First Union National Bank, First Union Capital Markets Group, Banc of America Securities LLC, NationsBank, N.A., The Chase Manhattan Bank and other financial institutions, dated June 9, 1999 (Included as Exhibit 10.51 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           10.5     1999 Performance Incentive Plan (Included as
                                    Exhibit 10.1 to Amendment  No. 1 to the Form
                                    S-4 and incorporated herein by reference.)

                           10.6 Registration Rights Agreement by and among the Registrant, Robert A. Bourne, Curtis B. McWilliams, John T. Walker, Howard Singer, Steven D. Shackelford and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.40 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           10.7 Registration Rights Agreement by and among the Registrant, Five Arrows Realty Securities L.L.C., James M. Seneff, Jr., Robert A. Bourne, Curtis B. McWilliams and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.41 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           10.8 Termination Agreement by and between the Registrant and CNL Income Fund XVII, Ltd., dated June 4, 1999 (Included as Exhibit
                                    10.54 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           10.9 Termination Agreement by and between the Registrant and CNL Income Fund XVIII, Ltd., dated June 4, 1999 (Included as Exhibit
                                    10.55 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                           27       Financial Data Schedule (Filed herewith.)

     (b)      Reports on Form 8-K

              No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              DATED this 13th day of August, 1999


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


                                   By:     /s/ Steven D. Shackelford
                                           -------------------------------
                                           STEVEN D. SHACKELFORD
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

                                    EXHIBITS

                                  EXHIBIT INDEX


                  Exhibit Number

                  2.1 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund, Ltd., constituting a part of Amendment No. 1 to the Registrant's Registration Statement on Form S-4, File No. 333-74329 (the "Form S-4"), and incorporated herein by reference.)

                  2.2 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund II, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund II, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.3 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund III, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund III, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.4 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IV, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund IV, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.5 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund V, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund V, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.6 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VI, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VI, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.7 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VII, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VII, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.8 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VIII, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VIII, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.9 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IX, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund IX, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.10 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund X, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund X, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.11 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XI, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XI, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.12 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XII, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XII, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.13 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIII, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIII, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.14 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIV, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIV, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.15 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XV, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XV, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  2.16 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVI, Ltd., dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVI, Ltd., constituting a part of Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

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

                  4.1 Form of Stock Certificate (Included as Exhibit 4.5 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of April 19, 1999, between CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Filed herewith.)

                  10.2 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne,
                           G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven
                           D. Shackelford, and dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis
                           B. McWilliams (Included as Exhibit 10.9 to Registration Statement No. 333-15411 and incorporated herein by reference.)

                  10.3 Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.)

                  10.4 Amended and Restated Credit Agreement by and among CNL APF Partners, LP, Registrant, First Union National Bank, First Union Capital Markets Group, Banc of America Securities LLC, NationsBank, N.A., The Chase Manhattan Bank and other financial institutions, dated June 9, 1999 (Included as Exhibit
                           10.51 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  10.10    1999 Performance  Incentive Plan (Included as Exhibit
                           10.1  to  Amendment   No.  1  to  the  Form  S-4  and
                           incorporated herein by reference.)

                  10.11 Registration Rights Agreement by and among the Registrant, Robert A. Bourne, Curtis B. McWilliams, John T. Walker, Howard Singer, Steven D. Shackelford and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.40 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  10.12 Registration Rights Agreement by and among the Registrant, Five Arrows Realty Securities L.L.C., James M. Seneff, Jr., Robert A. Bourne, Curtis B. McWilliams and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.41 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  10.13 Termination Agreement by and between the Registrant and CNL Income Fund XVII, Ltd., dated June 4, 1999 (Included as Exhibit 10.54 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  10.14 Termination Agreement by and between the Registrant and CNL Income Fund XVIII, Ltd., dated June 4, 1999 (Included as Exhibit 10.55 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  27       Financial Data Schedule (Filed herewith.)