Form 10-Q
period 1999-09-30
CNL AMERICAN PROPERTIES FUND INC
filed 1999-11-15
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended         September 30, 1999
                                ----------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to _____________________


                             Commission file number
                                     0-28380
                     ---------------------------------------


                       CNL American Properties Fund, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Maryland                                            59-3239115
------------------------------------            -------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


450 South Orange Avenue
Orlando, Florida                                                32801
-----------------------------------------         ------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                      -----------------------------------------

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

43,495,919 shares of common stock, $.01 par value, outstanding as of November 12, 1999.

                                    CONTENTS





Part I                                                                    Page
------                                                                    ----

   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets                     1

                  Condensed Consolidated Statements of Earnings             2

                  Condensed Consolidated Statements of
                       Stockholders' Equity and Comprehensive
                       Income/(Loss)                                        3

                  Condensed Consolidated Statements of Cash Flows         4-5

                  Notes to Condensed Consolidated Financial
                       Statements                                        6-24

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   25-39

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              39


Part II

   Other Information                                                    40-47

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            September 30,         December 31,
                                                                                1999                  1998
                                                                          -----------------     -----------------
                               ASSETS

Land and buildings on operating leases, less accumulated
    depreciation and allowance for loss on land and buildings                 $ 612,738,338        $ 393,339,334
Net investment in direct financing leases                                       143,742,922           91,675,650
Investment in joint venture                                                       1,078,832              988,078
Mortgage notes receivable                                                        80,233,625           19,631,693
Equipment and other notes receivable                                             42,065,567           19,377,380
Other investments                                                                52,773,100           16,201,014
Cash and cash equivalents                                                         5,695,904          123,199,837
Certificates of deposit                                                                  --            2,007,540
Receivables, less allowance for doubtful accounts
    of $1,591,936 and $1,069,024 in 1999 and 1998, respectively                   2,190,984              526,650
Accrued rental income                                                             7,037,556            3,959,913
Due from related party                                                              191,013                   --
Intangibles and other assets                                                     27,270,434            9,444,924
Goodwill, net of accumulated amortization                                        49,833,539                   --
                                                                          -----------------     -----------------

                                                                             $1,024,851,814        $ 680,352,013
                                                                          =================     =================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                                $ 256,000,000        $  10,143,044
Mortgage warehouse facility                                                      44,484,588                   --
Accrued construction costs payable                                               13,167,931            4,170,410
Accounts payable and accrued expenses                                             3,928,821            1,035,436
Due to related parties                                                            2,916,161            1,308,464
Rents paid in advance                                                             1,417,663              954,271
Deferred rental income                                                            3,228,909            1,189,883
Other payables                                                                    2,081,812              458,402
                                                                          -----------------     -----------------
    Total liabilities                                                           327,225,885           19,259,910
                                                                          -----------------     -----------------

Minority interests                                                                  892,836              281,817
                                                                          -----------------     -----------------

Commitments and Contingencies (Note 15)

Stockholders' equity:
    Preferred stock, without par value.  Authorized
       and unissued 3,000,000 shares                                                      --                    --
    Excess shares, $0.01 par value per share.
       Authorized and unissued 78,000,000 shares                                          --                    --
    Common stock, $0.01 par value per share. Authorized 62,500,000 shares, issued 43,533,221 and 37,372,684 shares,
       respectively,                                                                434,958              373,379
       outstanding 43,495,919 and 37,337,927 shares, respectively
    Capital in excess of par value                                              792,885,350          669,983,438
    Accumulated other comprehensive income/(loss)                                  (215,934)                  --
    Accumulated distributions in excess of net earnings                         (96,371,281)          (9,546,531 )
                                                                          -----------------     -----------------
          Total stockholders' equity                                            696,733,093          660,810,286
                                                                          -----------------     -----------------

                                                                             $1,024,851,814        $ 680,352,013
                                                                          =================     =================




                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                             Quarter Ended                         Nine Months Ended
                                                             September 30,                           September 30,
                                                        1999               1998                1999                1998
                                                   ---------------     --------------      --------------     ---------------

Revenues:
    Rental income from operating leases              $ 12,771,149        $ 6,310,554        $ 34,959,700         $17,322,785
    Earned income from direct
       financing leases                                 3,348,946          2,829,024           9,061,289           5,624,414
    Interest income from mortgage,
       equipment and other notes
       receivable                                       2,095,347            437,444           4,136,067           1,301,493
    Investment and interest income                      1,347,926          1,839,871           3,498,586           4,775,552
    Other income                                          367,525             19,139             425,606              40,866
                                                   ---------------     --------------      --------------     ---------------
                                                       19,930,893         11,436,032          52,081,248          29,065,110
                                                   ---------------     --------------      --------------     ---------------
Expenses:
    General operating and administrative                1,861,210            502,169           4,105,618           1,539,004
    Interest expense                                    3,584,675                 --           3,584,675                  --
    Asset management fees to
       related party                                      796,664            518,533           2,478,534           1,248,393
    State and other taxes                                  93,250            214,866             558,216             397,569
    Depreciation and amortization                       2,555,424          1,044,193           6,267,098           2,693,020
    Transaction costs                                     620,946                 --           1,103,951                  --
    Advisor acquisition expense                        76,384,337                 --          76,384,337                  --
                                                   ---------------     --------------      --------------     ---------------
                                                       85,896,506          2,279,761          94,482,429           5,877,986
                                                   ---------------     --------------      --------------     ---------------

Earnings/(Losses) Before Minority Interest in
    Income of Consolidated Joint Ventures,
    Equity in Earnings of Unconsolidated
    Joint Venture, Loss on Sales
    of Properties, and Provision for
    Losses on Buildings                               (65,965,613 )        9,156,271         (42,401,181 )        23,187,124

Minority Interest in Income of
    Consolidated Joint Ventures                            (8,008 )           (7,787 )           (25,618 )           (23,167 )

Equity in Earnings/(Loss) of Unconsolidated
    Joint Venture                                          24,046               (104 )            72,897                (104 )

Loss on Sales of Properties                              (368,963 )               --            (570,806 )                --

Provision for Losses on Buildings                         136,904                 --            (403,618 )                --
                                                   ---------------     --------------      --------------     ---------------

Net Earnings/(Loss)                                 $ (66,181,634 )      $ 9,148,380       $ (43,328,326 )      $ 23,163,853
                                                   ===============     ==============      ==============     ===============

Earnings/(Loss) Per Share of Common
    Stock (Basic and Diluted)                          $    (1.68 )        $    0.32          $    (1.14 )         $    0.97
                                                   ===============     ==============      ==============     ===============

Weighted Average Number of Shares
    of Common Stock Outstanding                        39,353,069         28,210,966          38,023,623          23,816,954
                                                   ===============     ==============      ==============     ===============




                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
             COMPREHENSIVE INCOME/(LOSS) Nine Months Ended September
                    30, 1999 and Year Ended December 31, 1998


                                                                       Accumulated
                                  Common stock                        distributions     Accumulated
                             -----------------------   Capital in      in excess          Other
                               Number        Par       excess of         of net        Comprehensive                   Comprehensive
                             of shares      value      par value        earnings       Income/(Loss)      Total        Income/(Loss)
                             -----------  ----------  -------------   --------------   -------------  -------------   --------------

Balance at
    December 31, 1997        18,096,486   $ 180,965   $323,706,926     $ (2,249,790 )     $     --     $321,638,101      $     --

Subscriptions received for
    common stock through
    public offerings
    and distribution
    reinvestment plan        19,276,198     192,762    385,331,204               --             --      385,523,966            --

Retirement of
    common stock                (34,757 )      (348 )     (639,180 )             --             --         (639,528 )          --

Stock issuance costs                 --          --    (38,415,512 )             --             --      (38,415,512 )          --

Net earnings                         --          --             --       32,152,408             --       32,152,408            --

Distributions declared and
    paid ($1.52 per share)           --          --             --      (39,449,149 )           --      (39,449,149 )          --
                             -----------  ----------  -------------   --------------   ------------    -------------   ------------

Balance at
    December 31, 1998        37,337,927     373,379    669,983,438       (9,546,531 )           --      660,810,286            --

Subscriptions received for
    common stock through
    public offering              10,537         105        210,631               --             --          210,736            --

Stock issuance costs                 --          --       (196,354 )             --             --         (196,354 )          --

Common stock issued
    through Merger            6,150,000      61,500    122,938,500               --             --      123,000,000            --

Net earnings/(loss)                  --          --             --      (43,328,326 )           --      (43,328,326 )  $(43,328,326)

Other comprehensive
    income/(loss), market
    revaluation on
    available for sale
    securities                       --          --             --               --       (215,934 )       (215,934 )      (215,934)

Retirement of common
    stock                        (2,545 )       (26 )      (50,865 )             --             --          (50,891 )          --

Distributions declared and
    paid ($1.14 per share)           --          --             --      (43,496,424 )           --      (43,496,424 )          --
                             -----------  ----------  -------------   --------------   ------------    -------------   ------------

Balance at September 30,
1999                         43,495,919   $ 434,958   $792,885,350    $ (96,371,281 )    $(215,934 )   $696,733,093    $(43,544,260)
                             ===========  ==========  =============   ==============   ============    =============   =============





                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  1999                   1998
                                                                            ------------------     -----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $ 39,347,255          $ 26,950,631
                                                                            ------------------     -----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                       (215,155,626 )        (103,003,646 )
       Investment in direct financing leases                                      (54,738,743 )         (73,492,036 )
       Proceeds from sale of land, buildings and equipment
          under direct financing leases                                             5,247,474             2,385,941
       Investment in joint ventures                                                  (149,620 )            (633,101 )
       Increase in other investments                                              (33,538,228 )         (16,083,055 )
       Investment in mortgage notes receivable                                     (3,799,645 )          (1,090,000 )
       Collections on mortgage notes receivable                                       393,468               222,879
       Investment in equipment and other notes receivable                         (25,588,794 )          (3,363,600 )
       Collections on equipment and other notes receivable                          3,324,267             1,014,484
       Proceeds from sale of loans                                                290,226,905                    --
       Redemption of certificates of deposit                                        2,000,000                    --
       Increase in intangibles and other assets                                    (1,854,343 )          (2,705,428 )
                                                                            ------------------     -----------------
              Net cash used in investing activities                               (33,632,885 )        (196,747,562 )
                                                                            ------------------     -----------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition and stock issuance costs
          paid by related parties on behalf of the Company                         (1,492,231 )          (3,455,068 )
       Proceeds from borrowing on line of credit                                  278,437,245             4,306,532
       Payment on line of credit                                                  (32,580,289 )                  --
       Payments on mortgage warehouse facility                                   (320,226,905 )                  --
       Payment of loan costs                                                       (3,869,432 )                  --
       Subscriptions received from stockholders                                       210,736           259,257,079
       Distributions to minority interests                                            (42,706 )             (25,429 )
       Contributions from minority interests                                          628,107                    --
       Distributions to stockholders                                              (43,496,424 )         (26,460,446 )
       Retirement of shares of common stock                                           (50,891 )                  --
       Payment of stock issuance costs                                               (735,513 )         (22,653,996 )
       Other                                                                               --               (92,029 )
                                                                            ------------------     -----------------
              Net cash provided by (used in) financing activities                (123,218,303 )         210,876,643
                                                                            ------------------     -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (117,503,933 )          41,079,712

Cash and Cash Equivalents at Beginning of Period                                  123,199,837            47,586,777
                                                                            ------------------     -----------------

Cash and Cash Equivalents at End of Period                                       $  5,695,904          $ 88,666,489
                                                                            ==================     =================





                                        CNL AMERICAN PROPERTIES FUND, INC.
                                                 AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            1999                   1998
                                                                      -----------------      -----------------

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties  paid certain  acquisition
          and stock issuance costs on behalf
          of the Company as follows:
              Acquisition costs                                             $  579,206              $ 799,419
              Stock issuance costs                                             124,031              2,941,149
                                                                      -----------------      -----------------

                                                                            $  703,237            $ 3,740,568
                                                                      =================      =================

       Land and buildings under operating leases
          exchanged for land and buildings under
          operating leases                                                  $  652,356            $ 2,754,419
                                                                      =================      =================



Detail of Acquisitions:

         During the nine months ended September 30, 1999, the Company issued 3,800,000 shares of common stock ($76,000,000) to acquire the net assets of CNL Fund Advisors, Inc. During the nine months ended September 30, 1999, the Company also issued 2,350,000 shares of common stock ($47,000,000) to acquire the net assets of CNL Financial Services, Inc. and CNL Financial Corporation and its subsidiaries.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.       Organization and Nature of Business:

         CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994. The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc., and its direct and indirect subsidiaries. These subsidiaries include CNL APF Partners, LP, a Delaware limited partnership formed in May 1998, and CNL APF GP Corp. and CNL APF LP Corp., the general and limited partner, respectively, of CNL APF Partners, LP. As a result of the mergers September 1, 1999 (See
         Note 12), these subsidiaries also include CNL Fund Advisors, Inc., CNL GP Holding Corp., CNL Financial LP Holding, LP, CNL Financial Services GP Corp., and CNL Financial Services, LP. The Company offers financial, development, advisory and other real estate services to operators of selected national and regional fast food, family-style and casual-dining restaurant chains.

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


2.       Basis of Presentation - Continued:

         The Company determines the appropriate classification of other investments at the time of purchase and re-evaluates such designation at each balance sheet date. Investments classified as held to maturity are carried at their amortized cost (which approximates market value). Investments classified as available for sale securities are stated at fair market value. The market value adjustment is included in the accumulated other comprehensive income/(loss). Investments classified as trading securities are recorded at the lower of cost or market, using the aggregate loan basis. The Company recognizes interest income using the effective interest method.

         Goodwill represents the excess purchase price and related costs over the fair value assigned to the net tangible assets/liabilities of CNL Financial Services, Inc. and CNL Financial Corporation and Subsidiaries acquired on September 1, 1999. (See Note 12). Goodwill is amortized on a straight-line basis over 20 years. The Company reviews the impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at September 30, 1999.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This statement requires the classification of items of other comprehensive income by nature in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a consolidated balance sheet. The Company's only component of other comprehensive income is the market revaluation on available for sale securities.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


2.       Basis of Presentation - Continued:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


4.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                               September 30,      December 31,
                                                   1999               1998
                                              ---------------   --------------
             Land                              $ 304,401,708     $ 210,451,742
             Buildings                           287,819,728       169,708,652
                                              ---------------   ---------------
                                                 592,221,436       380,160,394
             Less accumulated depreciation       (12,151,213 )      (6,242,782 )
                                              ---------------   ---------------
                                                 580,070,223       373,917,612
             Construction in progress             33,465,819        20,033,256
                                              ---------------   ---------------
                                                 613,536,042       393,950,868
             Less allowance for loss on
                 land and buildings                 (797,704 )        (611,534 )
                                              ---------------   ---------------

                                               $ 612,738,338     $ 393,339,334
                                              ===============   ===============

         Some leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a Property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the nine months ended September 30, 1999 and 1998, the Company recognized $3,887,459 and $2,315,968, respectively (net of $188,970 and $431,270, respectively, in write-offs and reserves during the nine months ended September 30, 1999), of such rental income, $1,421,103 and $910,185 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

         At December 31, 1998, the Company had recorded provisions for losses on land and buildings totaling $611,534 for financial reporting purposes relating to two Shoney's Properties and two Boston Market Properties. In addition, during the nine months ended September 30, 1999, the Company recorded provisions for losses on buildings totaling $186,170 for financial reporting purposes relating to two additional Boston Market Properties. The tenants of these Properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represented the difference between the carrying value of the Properties at December 31, 1998 and September 30, 1999, respectively, and the estimated net realizable value for these Properties.

         During the nine months ended September 30, 1999, the Company sold four Properties, and received total net sale proceeds of $3,760,287, resulting in a loss of $570,806 for financial reporting purposes.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


4.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at September 30, 1999:

                 1999                                      $ 12,113,475
                 2000                                        48,974,183
                 2001                                        49,225,101
                 2002                                        50,053,971
                 2003                                        51,323,408
                 Thereafter                                 679,171,589
                                                     -------------------

                                                          $ 890,861,727
                                                     ===================

         Since leases are renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents which may be received on the leases based on the percentage of the tenant's gross sales. These amounts do not include minimum lease payments that will become due when Properties under development are completed (see Note 15).

5.       Net Investment in Direct Financing Leases:

         The following lists the components of net investment in direct financing leases at:

                                                September 30,     December 31,
                                                    1999             1998
                                               --------------   ---------------
                  Minimum lease payments
                      receivable                $287,959,885     $186,515,403
                  Estimated residual values       32,201,266       17,680,858
                  Interest receivable from
                      Secured Equipment Leases       103,178           81,690
                  Less unearned income          (176,389,830 )   (112,602,301  )
                  Less allowance for loss on
                      direct financing leases       (131,577 )             --
                                               --------------   ---------------
                  Net investment in direct
                  financing leases              $143,742,922     $ 91,675,650
                                               ==============   ===============

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


5.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at September 30, 1999:

                 1999                                  $ 4,968,647
                 2000                                   17,894,168
                 2001                                   17,666,640
                 2002                                   17,575,925
                 2003                                   17,425,770
                 Thereafter                            212,428,735
                                                 ------------------

                                                     $ 287,959,885
                                                 ==================

         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Note 4).

         During the nine months ended September 30, 1999, the Company received proceeds from various borrowers for the prepayment of nine Secured Equipment Leases. The Company collected $1,487,187 which was approximately equal to the net investment in the direct financing leases at the time of the prepayment. As a result, no gain or loss was recognized for financial reporting purposes.

6.       Mortgage Notes Receivable:

         Mortgage notes receivable consisted of the following at:


                                                     September 30,     December 31,
                                                        1999              1998
                                                  -----------------  ---------------

                  Outstanding principal               $  79,946,314   $  19,272,171
                  Accrued interest income                   367,607          79,034
                  Deferred financing income                (108,800)        (95,575 )
                  Unamortized loan costs                  1,138,767       1,012,677
                  Provision for uncollectible
                      mortgage notes                       (948,560)       (636,614 )
                  Allowance for lower of cost
                      or market                            (161,703)              --
                                                  -----------------  ---------------

                                                      $  80,233,625   $  19,631,693
                                                  =================  ===============


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


6.       Mortgage Notes Receivable - Continued:

         The amortization periods of the mortgage notes receivable range from four to 20 years. The following is a schedule of the annual maturities of the Company's outstanding mortgage notes receivable for the remainder of 1999, each of the next four years and thereafter:

                   Fiscal Year                             Amount
                 -----------------                   -------------------

                 1999                                       $ 2,013,827
                 2000                                         4,043,704
                 2001                                         2,680,976
                 2002                                         3,259,590
                 2003                                         3,060,602
                 Thereafter                                  64,887,615
                                                     -------------------

                                                           $ 79,946,314
                                                     ===================

         The Company believes, based on current terms, that the carrying values of the mortgage notes receivables at September 30, 1999 approximated fair value. The fair value of the mortgage notes receivable is estimated based on one of the following methods: (i) quoted market prices, (ii) current rates for similar issues, or (iii) present value of the expected cash flows.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


7.       Other Investments:

         During the nine months ended September 30, 1999, the Company reassessed the classification of certain of its franchise loan certificates purchased in a mortgage loan securitization (the "Certificates") and transferred the Certificates from the available for sale category to the held to maturity category for financial reporting purposes. The estimated fair value of the Certificates of $16,199,792 represented the carrying value at the time of transfer resulting in no unrealized gains or losses at the time of transfer. At September 30, 1999 and December 31, 1998, the estimated fair values of the Certificates classified as held to maturity approximated their carrying values. The balance at September 30, 1999 is $16,668,155.

         On August 25, 1999, the Company created a $500 million loan sale facility syndicated with two third parties. This facility permits the Company to sell loans on a regular basis to a trust at an agreed upon advance rate. Upon the sale of such loans, the Company acts as servicer for the loans. Immediately following the acquisition of the CNL Restaurant Financial Services Group, the Company sold loans with an approximate principal balance of $300 million to the trust. The Company took back a residual interest of $29,997,000, which is included in the accompanying consolidated balance sheet as other investments and is classified as a trading security. As of September 30, 1999, the carrying value of this residual interest approximated its fair market value.

         In connection with the merger on September 1, 1999, the Company acquired an investment in franchise loan certificates in the amount of $6,323,879. The securities are classified as available for sale and carried at fair market value. The unrealized loss at September 30, 1999 was $215,934, and is shown as accumulated other comprehensive income/(loss) on the condensed consolidated balance sheet.

8.       Line of Credit:

         At December 31, 1998, the Company had a revolving $35,000,000 unsecured line of credit with a bank which enabled the Company to receive advances to provide equipment financing, to purchase and develop Properties and to fund Mortgage Loans. In March 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $200,000,000 (the "Credit Facility"). In conjunction with obtaining the Credit Facility, the Company terminated and repaid the balance of approximately $12,600,000 under the previous line of credit. In June 1999, the Company amended the Credit Facility to increase the borrowing amount up to $300,000,000. In connection with obtaining the amended Credit Facility, the Company incurred commitment fees, legal fees and closing costs of $3,548,744. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure up to a maximum rate of 200 basis points above

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


8.       Line of Credit - Continued:

         LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance. As of September 30, 1999, the weighted average interest rate on the outstanding amount was 7.19%. Interest incurred on prime rate advances on the Credit Facility is payable monthly. LIBOR rate advances have interest payment periods of one, two, three or nine months, with interest payable at the end of the selected period (except for six month loans, on which interest is payable at the end of three and nine months). The principal balance, together with all unpaid interest, is due in full upon termination of the facility on June 9, 2002. The terms of the agreement for the amended Credit Facility include financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of September 30, 1999.

         As of September 30, 1999 and December 31, 1998, $256,000,000 and $10,143,044, respectively, of principal was outstanding relating to the respective lines of credit. The Company believes, based on current terms, that the carrying values of its lines of credit at September 30, 1999 and December 31, 1998 approximated fair value.

         For the nine months ended September 30, 1999 and 1998, the Company incurred interest costs (including amortization of loan costs) of $6,428,035 and $213,769, respectively, $2,843,360 and $213,769 of which were capitalized as part of the cost of buildings under construction. For the nine months ended September 30, 1999 and 1998, the Company paid interest of $4,855,341 and $206,982, respectively.

         In June 1999, in connection with the amended Credit Facility, the Company entered into an interest rate swap agreement. The purpose of the interest rate swap agreement is to reduce the impact of changes in interest rates on its floating rate Credit Facility. The agreement effectively changes the Company's interest rate on $75,000,000 of the outstanding floating rate Credit Facility to a fixed rate of 6.17% plus the spread above LIBOR on related debt per annum, as of September 30, 1999. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counterparty as they maintain long-term credit ratings of "A" or better, as rated by Moody's or Standard & Poors.

         The effective interest rate for the outstanding balance under the line of credit of $256,000,000, as of September 30, 1999, as a result of the impact of the interest rate swap in the amount of $75,000,000 was 7.42% per annum.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


9.       Mortgage Warehouse Facility:

         At September 30, 1999, the Company had a $300 million mortgage warehouse facility ("Warehouse Facility"). The Warehouse Facility provides the Company the ability to provide mortgage financing to restaurant franchisees and periodically securitize the loans through the securitization market. The facility bears interest at a rate of LIBOR plus 95 basis points per annum. As of September 30, 1999, the Company had $44,484,588 outstanding under this Warehouse Facility. The Company believes, based on current terms, that the carrying value at September 30, 1999 approximates fair value.

         The Company has initiated several interest rate swap agreements with which it hedges the mortgages funded under the Warehouse Facility. The Company believes that its interest rate risk related to the Warehouse Facility has been mitigated by the use of interest rate swaps.

10.      Stockholders' Equity:

         On May 27, 1999, the stockholders approved a one-for-two reverse split of common stock that was effective on June 3, 1999 with the filing of the amended Articles of Incorporation with the Maryland Department of Assessments and Taxation. All share and per share amounts have been restated herein to reflect the one-for-two reverse stock split.

11.      Distributions:

         For the nine months ended September 30, 1999 and 1998, approximately 87 percent and 86 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 13 percent and 14 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 1999 and 1998 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


12.      Merger:

         On September 1, 1999, the Company acquired CNL Fund Advisors, Inc. (the "Advisor") through the exchange of 100% of the outstanding shares of common stock of the Advisor for 3.8 million shares ($76,000,000) of the Company's common stock. The acquisition of this entity was recorded under the purchase method of accounting. The Company expensed the excess purchase price (plus costs incurred related to the acquisition) over the fair value of the net tangible assets acquired of $76,384,337 in accordance with generally accepted accounting principles under APB Opinion No. 16, "Business Combinations".

         In addition, on September 1, 1999, the Company acquired CNL Financial Services, Inc. and CNL Financial Corporation and subsidiaries (collectively "CNL Restaurant Financial Services Group") through the exchange of 100% of the outstanding shares of common stock of those entities for 2.35 million shares ($47,000,000) of the Company's common stock. The acquisition was recorded under the purchase method of accounting. The Company recognized the excess purchase price (plus costs incurred related to the acquisition) over the fair value of the net tangible assets/(liabilities) acquired of $50,042,048 as goodwill in accordance with generally accepted accounting principles. The Company recorded amortization expense relating to goodwill of $208,509 as of September 30, 1999.

         Upon consummation of the mergers on September 1, 1999, all employees of the two acquired entities became employees of the Company, and any obligations for the Company to pay the Advisor fees (such as acquisition fees and asset management fees) under the advisory agreement terminated.

         As consideration in its acquisition of the Advisor and CNL Restaurant Financial Services Group, the Company paid 6.15 million shares. Of the
         6.15 million shares issued, 1.0 million are being held in escrow. The shares held in escrow will be released to the former stockholders of the Advisor and the CNL Restaurant Financial Services Group based on the value of the restaurant Properties acquired, Mortgage Loans made and development projects completed by the Company during the "escrow term". The "escrow term" began on September 1, 1999 and ends 18 months after the Company's shares are listed on the New York Stock Exchange. If the Company fails, during the escrow term, to acquire restaurant Properties, make Mortgage Loans and complete development projects of at least $750 million in the aggregate, any shares remaining in escrow at the end of the escrow term will be returned to the Company, and the former stockholders of the Advisor and the CNL Restaurant Financial Services Group will no longer have any rights to such Company shares. The Company's Board of Directors may, in its reasonable discretion, extend the escrow term for an additional six months following the escrow term if it reasonably believes that it is in the Company's best

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


12.      Merger - Continued:

         interest to do so. Management believes that the total number shares will be released from escrow during the term beyond a reasonable doubt, and therefore, the shares have been included in the acquisition price and included in issued and outstanding for financial reporting purposes, even though the unearned shares are held in escrow at September 30, 1999. As of September 30, 1999, approximately 33,000 shares were released from escrow.

         The following unaudited pro forma financial information presents the combined results of operations of the Company, the Advisor and the CNL Restaurant Financial Services Group as if the acquisition had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments, including amortization of goodwill and loan origination fees, expense of the Advisor, elimination of certain intercompany expenses, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, the Advisor and the CNL Restaurant Financial Services Group constituted a single entity during such periods.

                                                                     Nine Months Ended September 30:

                                                                      1999                      1998
                                                              ---------------------     ---------------------
                                                                               (unaudited)

              Total Revenues                                          $  64,758,300            $  57,091,980
                                                              =====================     =====================

              Net Loss                                                $ (57,700,004)           $ (53,682,668 )
                                                              =====================     =====================

              Loss per Share (Basic and Diluted)                        $     (1.33)             $     (1.79 )
                                                              =====================     =====================



13.      Related Party Transactions:

         During the nine months ended September 30, 1999 and September 30, 1998, the Company incurred $15,805 and $19,444,281, respectively, in selling commissions due to CNL Securities Corp. for services in connection with a public offering of the Company's shares. A substantial portion of these amounts ($14,751 and $18,148,849) were paid by CNL Securities Corp. as commissions to other broker-dealers during the nine months ended September 30, 1999 and 1998, respectively.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


13.      Related Party Transactions - Continued:

         In addition, CNL Securities Corp. received a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which was re-allowed to other broker-dealers. During the nine months ended September 30, 1999 and September 30, 1998, the Company incurred $1,054 and $1,296,285, respectively, of such fees, the majority of which was re-allowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         The Advisor prior to its acquisition by the Company, served as the Company's advisor. The Advisor was entitled, until the merger, effective September 1, 1999 (see Note 12) to receive certain fees related to the operations and business acquisitions of the Company. The fees paid to the Advisor described below were for the period January 1 through August 31, 1999.

         Prior to the merger, the Advisor was entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of these Properties and structuring the terms of Mortgage Loans and other investments equal to 4.5% of the total amount raised from the sale of shares through the Company's public offerings. To the extent the Company used proceeds from its Credit Facility to acquire Properties or make Mortgage Loans, the Company also paid the Advisor an acquisition fee equal to 4.5% of the purchase price paid by the Company for each Property or the amount of each Mortgage Loan. During the nine months ended September 30, 1999 and 1998, the Company incurred $6,185,005 and $11,666,569, respectively, of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage notes receivable, investment in joint venture and other assets.

         Prior to the merger, in connection with the acquisition of Properties, subject to approval by the Company's Board of Directors, the Company could incur development or construction management fees payable to a subsidiary of the Advisor. Such fees were included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the nine months ended September 30, 1999 and 1998, the Company incurred $56,352 and $166,876, respectively, of such fees relating to six and five Properties, respectively.

         In connection with the acquisition of Properties, subject to approval by the Company's Board of Directors, the Company may incur advisory fees payable to affiliates of the Company. Such fees are included in the purchase price of the Properties and are therefore included in the basis on which the Company charges rent on the Properties. During the nine months ended September 30, 1999, the Company incurred $539,976 of such fees relating to 25 Properties. No such fees were incurred for the nine months ended September 30, 1998.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


13.      Related Party Transactions - Continued:

         Prior to the merger, for negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor was entitled to receive, a one-time Secured Equipment Lease servicing fee of two percent of the purchase price of the equipment that is the subject of each Secured Equipment Lease. During the nine months ended September 30, 1999 and 1998, the Company incurred $77,317 and $22,426, respectively, in Secured Equipment Lease servicing fees.

         The Company and the Advisor entered had into an advisory agreement pursuant to which the Advisor, prior to the merger, received a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of the Mortgage Loans as of the end of the preceding month. The management fee could not exceed competitive fees which were for similar services in the same geographic area. During the nine months ended September 30, 1999 and 1998, the Company incurred $2,851,102 and $1,289,877, respectively, of such fees, of which $372,568 and $41,484, respectively, was capitalized as part of the cost of the buildings for Properties under construction.

         Prior to the merger, the Advisor and its affiliates provided administrative services (including services for accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations) to the Company on a day-to-day basis as well as services in connection with the offering of shares and services in connection with the proposed mergers referred to in Notes 12 and 15. The expenses incurred for these services were classified as follows for the nine months ended September 30:


                                                1999               1998
                                           -------------     ---------------

            Stock issuance costs               $ 56,634          $2,069,626
            Transaction costs                   463,050                  --
            General operating and
                administrative expenses       1,160,524             773,806
                                           -------------     ---------------

                                             $1,680,208          $2,843,432
                                           =============     ===============

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


13.      Related Party Transactions - Continued:

         During the nine months ended September 30, 1999 and 1998, the Company acquired 41 Properties and two Properties, respectively, for approximately $39,700,000 and $3,977,000, respectively, from affiliates of the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate, including carrying costs, or the Property's appraised value. Of the 41 Properties acquired from affiliates in 1999, 38 were acquired for a total purchase price of approximately $36,800,000 from Commercial Net Lease Realty, Inc. ("NNN"), a publicly traded real estate investment trust. James M. Seneff, Jr., the Chairman of the Board of the Company, is the Chairman of the Board and Chief Executive Officer of NNN and Robert A. Bourne, Vice Chairman of the Board of the Company, is also Vice Chairman of the Board of NNN. This transaction was approved by the Company's independent directors.

         The due to related parties consisted of the following at:


                                                                           September 30,        December 31, 1998
                                                                               1999
                                                                         ------------------     -------------------
                 Due to the Advisor:
                     Expenditures incurred on behalf of the
                        Company and accounting and
                        administrative services                                    $    --             $ 1,238,148
                     Acquisition fees                                                   --                  39,788
                                                                         ------------------     -------------------
                                                                                         --               1,277,936

                 Due to CNL Securities Corp:
                     Commissions                                                                            30,528
                                                                                         --

                 Due to other affiliates                                         2,916,161                       --
                                                                         ------------------     -------------------

                                                                               $ 2,916,161             $ 1,308,464
                                                                         ==================     ===================


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


13.      Related Party Transactions - Continued:

         In connection with the mergers on September 1, 1999, the Company, through acquisition of the Advisor on September 1, 1999, provides certain services relating to management of related parties and their properties pursuant to management agreements. Under these agreements, the Company is responsible for collecting rental payments, inspecting the properties and the tenants' books and records, assisting in responding to tenant inquiries and notices and providing information to the related parties about the status of the leases and the properties. For these services, the related parties have agreed to pay the Company an annual fee.

         The due from related parties consisted of the following at:

                                            September 30,       December 31,
                                                1999               1998
                                          ----------------   ----------------

            Management Fee                    $   126,429            $    --
            Expenditures incurred on
                behalf of the Company
                for accounting and
                administrative services            64,584                  --
                                          ----------------   ----------------

                                              $   191,013            $    --
                                          ================   ================

14.      Concentration of Credit Risk:

         The following schedule presents rental, earned, investment and interest income from individual lessees or borrowers, or affiliated groups of lessees or borrowers, each representing more than ten percent of the Company's total rental, earned, investment and interest income from its Properties, Mortgage Loans, Secured Equipment Leases and Certificates for each of the nine months ended September 30:


                                                     1999          1998
                                                --------------  ------------

                 S & A Properties Corporation      $5,291,312       $   N/A
                 Foodmaker, Inc.                          N/A     1,811,447
                 Phoenix Restaurant Group, Inc.           N/A     1,771,121
                 Houlihan's Restaurants, Inc.             N/A     1,650,339

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


14.      Concentration of Credit Risk - Continued:

         The information denoted by N/A indicates that for the applicable period presented, the tenant or group of affiliated tenants did not represent more than ten percent of the Company's total rental, earned, investment and interest income.

         Although the Company's Properties are geographically diverse throughout the United States and the Company's lessees and borrowers operate a variety of restaurant concepts, failure of any one of these lessees or borrowers that contributes more than ten percent of the Company's rental, earned, investment and interest income could significantly impact the results of operations of the Company, if the Company is not able to re-lease the Properties in a timely manner.

15.      Commitments and Contingencies:

         On March 11, 1999, the Company entered into agreements to acquire the 18 CNL Income Funds whose Properties are substantially the same type as the Company's. In connection with these agreements, the Company agreed to issue up to 30.5 million shares of common stock, after restatement for the one-for-two reverse stock split.

         Subsequent to entering into the merger agreements, the general partners of the CNL Income Funds received a number of comments from broker-dealers who sold units of CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. ("CNL Income Fund XVII and XVIII") concerning the loss of passive income treatment in the event that those Income Funds merged with the Company. On June 3, 1999, the general partners, on behalf of CNL Income Funds XVII and XVIII, and the Company agreed that it would be in the best interests of CNL Income Funds XVII and XVIII and the Company that the Company not attempt to acquire CNL Income Funds XVII and XVIII in the acquisition. Representatives of the Company stated that they would, depending on market conditions, seek to acquire CNL Income Funds XVII and XVIII after the Company was listed on the New York Stock Exchange. The representatives further noted that they would be willing to structure any future acquisition in a manner so that the limited partners could retain passive income treatment most likely by offering the limited partners an exchange offer whereby limited partners would exchange their units of limited partnership interest for the Company's common stock. Therefore, in June 1999, the Company entered into termination agreements with CNL Income Funds XVII and XVIII. The Company's Board of Directors accordingly reduced its offer to acquire the 16 CNL Income Funds to an aggregate of approximately 27.3 million shares of common stock. The acquisition of each of the 16 CNL Income Funds is contingent upon certain conditions, including approval by the Company's stockholders to increase the number of authorized shares of common stock and approval of such acquisition by greater than 50% of the outstanding limited partnership units of such CNL Income Fund.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


15.      Commitments and Contingencies - Continued:

         On May 11, 1999, four limited partners in several CNL Income Funds served a lawsuit against the general partners of the CNL Income Funds and the Company in connection with the proposed merger with the CNL Income Funds. On June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the Company, the Advisors, certain of its affiliates and the CNL Income Funds in connection with the proposed merger with the CNL Income Funds.

         On July 8, 1999, the plaintiffs in the lawsuit served on May 11, 1999 served and amended the complaint, naming three additional plaintiffs and adding allegations of aiding and abetting and conspiring to breach fiduciary duties and seeking additional equitable relief.

         On September 23, 1999, the judge assigned to the two cases entered an order consolidating the two cases. Pursuant to this order the plaintiffs filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the Company, have 45 days to respond to that consolidated complaint. The Company and the general partners of the CNL Income Funds believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II -
         Item 1. Legal Proceedings.

         The Company has entered into various development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. In addition, through the acquisition of the Advisor, the Company has unfunded letters of commitment to develop Properties for specific tenants. The aggregate maximum development costs and unfunded letters of commitment the Company has agreed to pay are approximately $266,492,526, of which approximately $65,546,000 in land and other costs had been incurred as of September 30, 1999. The buildings currently under construction or renovation are expected to be operational by March 2000. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

         In the ordinary course of business, the Company has outstanding loan commitments to qualified borrowers that are not reflected in the accompanying condensed consolidated financial statements. These commitments, if accepted by the potential borrower, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $223,969,000 at September 30, 1999.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1999 and 1998


16.      Subsequent Events:

         On each of October 1, 1999 and November 1, 1999, the Company declared distributions of $5,527,461, or $0.12708 per share of common stock, payable in December 1999 to stockholders of record on October 1, 1999 and November 1, 1999, respectively.

         During the period October 1, 1999 through November 5, 1999, the Company obtained additional advances under its Credit Facility and acquired 20 Properties (11 of which are under construction) for cash at a total cost of approximately $16,124,000. In connection with the purchase of each of the 20 Properties, the Company, as lessor, entered into a long-term lease agreement. In connection with the 11 Properties which are under construction, the Company has committed to pay an additional $7,158,000 in construction and development costs. The buildings under construction are expected to be operational by May 2000.

         On October 14, 1999, the Company entered into a line of credit agreement in the amount of $147,000,000 which will expire in October 2002. The proceeds of the credit facility are intended to be used for property acquisitions. Borrowings under the line of credit bear interest at the rate of commercial paper plus 56 basis points per annum. The credit facility is collateralized by a pledge of mortgages on properties and an assignment of rents. Under the terms of the credit facility, the Company is required to maintain certain financial ratios and other financial covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information, including, without limitation, the Year 2000 readiness disclosure and the quantitative and qualitative disclosures about market risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the Company's credit facilities, the availability of other debt and equity financing alternatives, increases in interest rates under the Company's credit facility, Mortgage Warehouse line, an additional line of credit and under any additional variable rate debt arrangements that the Company may enter into the future, the ability of the Company to refinance amounts outstanding under its credit facility at maturity on terms favorable to the Company, the ability of the Company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, and the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans and the ability of the Company to re-lease properties that are currently vacant or that become vacant. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.


                                   The Company

         CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994. The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc., and its direct and indirect subsidiaries. These subsidiaries include CNL APF Partners, LP, a Delaware limited partnership formed in May 1998, and CNL APF GP Corp. and CNL APF LP Corp. the general and limited partner, respectively, of CNL APF Partners, LP. As a result of the mergers
September 1, 1999 (See "Merger"), these subsidiaries also include CNL Fund Advisors, Inc., CNL GP Holding Corp., CNL Financial LP Holding, LP, CNL Financial Services GP Corp., and CNL Financial Services, LP. The Company offers financial, development, advisory and other real estate services to operators of selected national and regional fast food, family-style and casual-dining restaurant chains.

                         Liquidity and Capital Resources

Common Share Offerings

         The Company was formed in May 1994, at which time it received initial capital contributions of $200,000 for 20,000 shares of common stock. Since inception, the Company has completed three separate public offerings of shares of common stock. The Company received the final proceeds of $210,736 from its third public offering of common stock in January 1999, at which point the Company had received aggregate subscription proceeds from its three offerings of $747,464,420 (37,373,221 shares), including $5,572,261 (278,613 shares) issued through the Company's reinvestment plan. Net proceeds to the Company from its three offerings and the initial capital contributions, after deduction of stock issuance costs, totaled $670,351,200, all of which have been invested in Properties or Mortgage Loans.

         On May 27, 1999, the stockholders approved a one-for-two reverse split of common stock that was effective on June 3, 1999 with the filing of the amended Articles of Incorporation with the Maryland Department of Assessments and Taxation. All share and per share amounts have been restated herein to reflect the one-for-two reverse stock split.

Debt Financing

         Line of Credit

         At December 31, 1998, the Company had a revolving $35,000,000 unsecured line of credit with a bank which enabled the Company to receive advances to provide equipment financing, to purchase and develop Properties and to fund Mortgage Loans. In March 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $200,000,000 (the "Credit Facility"). In conjunction with obtaining the Credit Facility, the Company terminated and repaid the balance of approximately $12,600,000 under the previous line of credit. In June 1999, the Company amended the Credit Facility to increase the borrowing amount up to $300,000,000. In connection with obtaining the amended Credit Facility, the Company incurred commitment fees, legal fees and closing costs of $3,548,744. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure up to a maximum rate of 200 basis points above LIBOR (based upon the Company's overall leverage ratio) or
(ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance. As of September 30, 1999, the weighted average interest rate on the outstanding amount was 7.19%. Interest incurred on prime rate advances on the Credit Facility is payable monthly. LIBOR rate advances have interest payment periods of one, two, three or nine months, with interest payable at the end of the selected period (except for six month loans, on which interest is payable at the end of three and nine months). The principal balance, together with all unpaid interest, is due in full upon termination of the facility on June 9, 2002. The terms of the agreement for the amended Credit Facility include financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of September 30, 1999.

         As of  September  30, 1999 and  December  31,  1998,  $256,000,000  and
$10,143,044, respectively, of principal was outstanding relating to the respective lines of credit. The Company believes, based on current terms, that the carrying values of its lines of credit at September 30, 1999 and December 31, 1998 approximated fair value.

         For the nine months ended September 30, 1999 and 1998, the Company incurred interest costs (including amortization of loan costs) of $6,428,035 and $213,769, respectively, $2,843,360 and $213,769 of which were capitalized as part of the cost of buildings under construction. For the nine months ended September 30, 1999 and 1998, the Company paid interest of $4,855,341 and $206,982, respectively.

         In June 1999, in connection with the amended Credit Facility, the Company entered into an interest rate swap agreement. The purpose of the interest rate swap agreement is to reduce the impact of changes in interest rates on its floating rate Credit Facility. The agreement effectively changes the Company's interest rate on $75,000,000 of the outstanding floating rate Credit Facility to a fixed rate of 6.17% plus the spread above LIBOR on related debt per annum, as of September 30, 1999. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counterparty as they maintain long-term credit ratings of "A" or better, as rated by Moody's or Standard & Poors.

         The   effective   interest   rate  for  the   outstanding   balance  of
$256,000,000, as of September 30, 1999, as a result of the impact of the interest rate swap in the amount of $75,000,000 was 7.42% per annum.

         Mortgage Warehouse Facility

         At September 30, 1999, the Company acquired a $300 million mortgage warehouse facility ("Warehouse Facility"). The Warehouse Facility provides the Company the ability to provide mortgage financing to restaurant franchisees and periodically securitize the loans through the securitization market. The facility bears an interest rate of LIBOR plus 95 basis points per annum. As of September 30, 1999, the Company had approximately $44 million outstanding under this Warehouse Facility. The Company believes, based on current terms, that the carrying value at September 30, 1999 approximates fair value.

         The Company has initiated several interest rate swap agreements with which it hedges the mortgages funded under the Warehouse Facility. The Company believes that its interest rate risk related to the Warehouse Facility has been mitigated by the use of interest rate swaps.

         Additional Line of Credit

         On October 14, 1999, the Company entered into a line of credit agreement in the amount of $147,000,000 which will expire in October 2002. The proceeds of the credit facility are intended to be used for property acquisitions. Borrowings under the line of credit bear interest at the rate of commercial paper plus 56 basis points per annum. The credit facility is collateralized by a pledge of mortgages on properties and an assignment of rents. Under the terms of the credit facility, the Company is required to maintain certain financial ratios and other financial covenants.

         Interest Rate Risk

         As of September 30, 1999, the Company had  $256,000,000 and $44,484,588
outstanding under its line of credit and Warehouse Facility, respectively. The Company has exposure to interest rate risk associated with the Credit Facility and Warehouse Facility due to the variable interest rates. The Company believes this risk has been mitigated with the interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt (see "Debt Financing").

         Under  interest  rate swaps,  the Company  agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The table represents the notional amounts and expected interest rates that exist by contractual dates; the notional amount is used to calculate the payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                           2000            2001          2002
                                      -------------   ------------- ------------

   Notional Amount                     $114,610,000    $113,280,000  $80,760,000

   Average Pay Rate                            6.41%          6.40%        6.48%

   Average Receive Rate                        6.00%          6.10%        6.25%

Property Acquisitions and Investments

         During the nine months ended September 30, 1999, the Company used the remaining net offering proceeds from its public offering of common stock, proceeds from its Credit Facility, the net sales proceeds from the sale of four Properties and cash collected from the prepayment of nine Secured Equipment Leases to acquire 209 Properties (including 58 Properties on which a restaurant was being constructed or renovated as of September 30, 1999), to fund Mortgage Loans relating to Properties and to provide equipment financing. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction or renovation are expected to be operational by March 2000.

         During the nine months ended September 30, 1999, the Company incurred $6,185,005 in acquisition fees, based on the amount of offering proceeds received during the period and advances obtained from the Credit Facility, and certain acquisition expenses payable to the Advisor in connection with the acquisition of Properties, construction and renovation of Properties and investment in Mortgage Loans. As a result of the acquisition of the Advisor on September 1, 1999, the Company ceased to incur such acquisition fees, although, it will continue to incur acquisition expenses.

         During the period October 1, 1999 through November 5, 1999, the Company used advances under its Credit Facility and additional line of credit totaling approximately $16,124,000 to acquire 20 Properties (11 of which were under construction or renovation as of November 5, 1999). In connection with the purchase of each of the Properties, the Company, as lessor, entered into a long-term lease agreement. The buildings under construction are expected to be operational by May 2000.

         The Company currently is negotiating to acquire additional Properties, but as of November 5, 1999 had not acquired any such Properties.

Mergers

         On September 1, 1999, the Company acquired CNL Fund Advisors, Inc. (the "Advisor") through the exchange of 100% of the outstanding shares of common stock of the Advisor for 3.8 million shares ($76,000,000) of the Company's common stock. The acquisition of this entity was recorded under the purchase method of accounting. The Company expensed the excess purchase price (plus costs incurred related to the acquisition) over the fair value of the net tangible assets acquired of $76,384,337 in accordance with generally accepted accounting principles under APB Opinion No. 16, "Business Combinations".

         In addition, on September 1, 1999, the Company acquired CNL Financial Services, Inc. and CNL Financial Corporation and Subsidiaries (collectively, "CNL Restaurant Financial Services Group") through the exchange of 100% of the outstanding shares of common stock of these entities for 2.35 million shares ($47,000,000) of the Company's common stock. The acquisition was recorded under the purchase method of accounting. The Company recognized the excess purchase price (plus costs incurred related to the acquisition) over the fair value of the net tangible assets acquired of $50,042,048 as goodwill in accordance with generally accepted accounting principles. The Company recorded amortization expense relating to goodwill of $208,509 as of September 30, 1999.

         Upon consummation of the mergers on September 1, 1999, all employees of the two acquired entities became employees of the Company, and any obligations for the Company to pay the Advisor fees (such as acquisition fees and assets management fees) to pay fees under the advisory agreement terminated.

         As consideration in its acquisition of the Advisor and CNL Restaurant Financial Services Group, the Company paid 6.15 million shares. Of the 6.15 million shares issued, 1.0 million are being held in escrow. The shares held in escrow will be released to the former stockholders of the Advisor and the CNL Restaurant Financial Services Group based on the value of the restaurant
Properties acquired, Mortgage Loans made and development projects completed by the Company during the "escrow term". The "escrow term" began on September 1, 1999 and ends 18 months after the Company's shares are listed on the New York Stock Exchange. If the Company fails, during the escrow term, to acquire restaurant Properties, make Mortgage Loans and complete development projects of at least $750 million in the aggregate, any shares remaining in escrow at the end of the escrow term will be returned to the Company, and the former stockholders of the Advisor and CNL Restaurant Financial Services Group will no longer have any rights to such Company shares. The Company's Board of Directors may, in its reasonable discretion, extend the escrow term for an additional six months following the escrow term if it reasonably believes that it is in the Company's best interest to do so. Management believes that the total number shares will be released from escrow during the term beyond a reasonable doubt, and therefore, the shares have been included in the acquisition price and included in issued and outstanding for financial reporting purposes, even though the unearned shares are held in escrow at September 30, 1999. As of September 30, 1999, approximately 33,000 shares have been released from escrow.

Other Investments

         On August 25, 1999, the Company created a $500 million loan sale facility syndicated with two third parties. This facility permits the Company to sell loans on a regular basis to a trust at an agreed upon advance rate. Upon the sale of such loans, the Company acts as servicer for the loans. Immediately following the acquisition of the CNL Restaurant Financial Services Group on September 1, 1999, the Company sold loans with an approximate principal balance of $300 million to the trust. The Company took back a residual interest of $29,997,000, which is included in the accompanying consolidated balance sheet in other investments, and classified as a trading security. As of September 30, 1999, the carrying value of this residual interest approximated its fair market value.

         In connection with the merger on September 1, 1999, the Company acquired an investment in franchise loan certificates in the amount of $6,323,879. The securities are classified as available for sale and carried at fair market value. The unrealized loss at September 30, 1999 was $215,934, and is shown as accumulated other comprehensive income/(loss) on the condensed consolidated balance sheet.

         The Company is subject to market risk in the event the value of the underlying mortgages decline.

Dispositions

         During the nine months ended September 30, 1999, the Company sold four properties and received total net sale proceeds of $3,760,287, resulting in a total loss of $570,806 for financial reporting purposes.

         During the second quarter of 1999, the Company received proceeds from the prepayment of nine Secured Equipment Leases. The Company received net proceeds totaling $1,487,187 which were approximately equal to the net investment in the direct financing leases at the time of the prepayment. As a result, no gain or loss was recognized for financial reporting purposes. The Company used the net proceeds relating to the prepayment to repay amounts on the line of credit.

Capital Commitments

         In connection with the acquisition of the 58 Properties under construction or renovation at September 30, 1999, the Company entered into development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. In addition, the Company, as a result of the acquisition of the Advisor, has unfunded letters of commitment to develop Properties for specific tenants. The aggregate maximum development costs and unfunded letters of commitment the Company had agreed to pay as of September 30, 1999 were approximately $266,492,526, of which approximately $65,546,000 had been incurred as of September 30, 1999. In addition, in connection with entering into development agreements with tenants for the 11 Properties acquired during the period October 1, 1999 through November 5, 1999, described above, which are to be constructed, the Company has committed to pay an additional $7,158,000 in construction and development costs.

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers that are not reflected in the accompanying condensed consolidated financial statements. These commitments, if accepted by the potential borrower, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $223,969,000 at September 30, 1999.

Cash and Cash Equivalents

         At September 30, 1999 and December 31, 1998, the Company had $5,695,904 and $123,199,837, respectively, (including certificates of deposit of $2,007,540 at December 31, 1998), invested in short-term highly-liquid investments such as demand deposits at commercial banks and money markets with less than a 30-day maturity date. The decrease in the amount invested in short-term investments is primarily attributable to the Company purchasing Properties during the nine months ended September 30, 1999.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its Credit Facility or additional line of credit.

         Due to the fact that the Company leases its Properties on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Properties are adequately covered by insurance. The Company has obtained contingent liability and property coverage. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

         The   Company   expects   to  meet  its  other   short-term   liquidity
requirements, including Property acquisition and development and investment in Mortgage Loans and Secured Equipment Leases, with additional advances under its Credit Facility, Warehouse Facility and additional line of credit. The Company also intends to meet short-term liquidity requirements through using its Warehouse Facility to fund the acquisition of Mortgage Loans and use the proceeds from the sale of these Mortgage Loans to payoff the Warehouse Facility. In addition, if the Company's common stock is listed on the New York Stock Exchange in 2000, the Company may obtain additional debt and equity financing.

         The Company expects to meet its long-term liquidity requirements through short or long-term, unsecured or secured debt financing or equity financing. As of November 5, 1999, the Company's only long-term liquidity requirement was the maturities of its Credit Facility in June 2002 and the additional line of credit in October 2002.

Distributions

         During the nine months ended September 30, 1999 and 1998, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $39,347,255 and $26,460,446, respectively. Based primarily on cash from operations, the Company declared and paid distributions to its stockholders of $43,496,424 and $26,460,446 during the nine months ended September 30, 1999 and 1998, respectively. In addition, on each of October 1, 1999 and November 1, 1999, the Company declared distributions to its stockholders of $5,527,461, payable in December 1999. For the nine months ended September 30, 1999 and 1998, approximately 87 percent and 86 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 13 percent and 14 percent, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of November 5, 1999, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Amounts Due To Related Parties

         During the nine months ended September 30, 1999 and 1998, the Advisor and its affiliates incurred on behalf of the Company $124,031 and $2,941,149, respectively, for certain offering expenses, $579,206 and $799,419, respectively, for certain acquisition expenses, and $3,394,930 and $557,862, respectively, for certain operating expenses. As of September 30, 1999 and 1998, the Company owed its affiliates $2,916,161 and $2,552,411, respectively, for such amounts, unpaid fees and administrative expenses (including services for accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations). As of November 5, 1999, the Company had reimbursed all such amounts.

Proposed Mergers

         On March 11, 1999, the Company entered into agreements to acquire the 18 CNL Income Funds and whose Properties are substantially the same type as the Company's. In connection with these agreements, the Company agreed to issue up to 30.5 million shares of common stock, after restatement for the one-for-two reverse stock split.

         Subsequent to entering into the merger agreements, the general partners of the CNL Income Funds received a number of comments from broker-dealers who sold units of CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. ("CNL Income Fund XVII and XVIII") concerning the loss of passive income treatment in the event that these Income Funds merged with the Company. On June 3, 1999, the general partners, on behalf of CNL Income Funds XVII and XVIII, and the Company agreed that it would be in the best interests of CNL Income Funds XVII and XVIII and the Company that the Company not attempt to acquire CNL Income Funds XVII and XVIII in the acquisition. Representatives of the Company stated that they would, depending on market conditions, seek to acquire CNL Income Funds XVII and XVIII after the Company was listed on the New York Stock Exchange. The representatives further noted that they would be willing to structure any future acquisition in a manner so that the limited partners could retain passive income treatment most likely by offering the limited partners an exchange offer whereby limited partners would exchange their units of limited partnership interest for the Company's common stock. Therefore, in June 1999, the Company entered into termination agreements with CNL Income Funds XVII and XVIII. The Company's Board of Directors accordingly reduced its offer to acquire the 16 CNL Income Funds to an aggregate of 27.3 million shares of common stock. The acquisition of each of the 16 CNL Income Funds is contingent upon certain conditions, including approval by the Company's stockholders to increase the number of authorized shares of common stock and approval of such acquisition by greater than 50% of the outstanding limited partnership units of such Income Fund.

         On May 11, 1999, four limited partners in several CNL Income Funds served a lawsuit against the general partners of the CNL Income Funds and the Company in connection with the proposed merger with the CNL Income Funds. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999 a limited partner in certain of the CNL Income Funds served a lawsuit against the Company, the Advisor, certain of its affiliates and the CNL Income Funds in connection with the proposed merger.

         On September 23, 1999, the judge assigned to the two cases entered an order consolidating the two cases. Pursuant to this order the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the Company, have 45 days to respond to that consolidated complaint. The Company and the general partners of the CNL Income Funds believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

                              Results of Operations

Revenues

         The Company earned $44,020,989 in rental income from operating leases and earned income from direct financing leases from 614 Properties and 61 Secured Equipment Leases structured as leases during the nine months ended September 30, 1999, and $22,947,199 from 357 Properties and 30 Secured Equipment Leases structured as leases during the nine months ended September 30, 1998 ($16,120,095 and $9,139,578 of which was earned during the quarters ended September 30, 1999 and 1998, respectively). The increase during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was attributable to the Company investing in additional Properties and Secured Equipment Leases. The increase in rental and earned income was partially offset by the fact that the leases of 13 Boston Market Properties were rejected subsequent to September 30, 1998, in connection with the tenants filing for bankruptcy, as described below.

         In October 1998, Boston Chicken, Inc. and its affiliates, which at that time leased 28 Boston Market Properties from the Company, filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Two additional Boston Market operators, which leased three Boston Market Properties from the Company also filed voluntary petitions for bankruptcy protection. As a result of these bankruptcy filings, the tenants had the legal right to either reject or affirm one or more of their leases with the Company. As of December 31, 1998, the tenants had closed 13 Properties, of these 13 Properties the tenants had rejected the related leases for 12 of the Properties and continued paying rent in accordance with the lease for one of the Properties. The rejected leases accounted for approximately three percent of the Company's rental, earned and interest income for the year ended December 31, 1998. During the nine months ended September 30, 1999, the Company re-leased four of the Properties to new tenants. In each of April and August 1999, the Company sold one of the Properties to a third party, as described above in "Liquidity and Capital Resources-Dispositions," and reinvested the net sales proceeds in additional Properties. In April 1999, one of the Boston Market tenants who had filed for bankruptcy during 1998, rejected the lease of an additional Property. As of November 5, 1999, of the 28 Properties remaining in the Company's portfolio relating to these tenants (excluding the two Properties sold in 1999, described above), the Company had re-leased four Properties to new tenants, as described above, had ceased receiving rental payments for seven Properties, the leases of which had been rejected and which remained vacant, and continued to receive rental payments for 17 Properties (including the Property that was closed in October 1998 but the lease of which has not been rejected). While the tenants have not rejected or affirmed the remaining 17 leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues that would result from the seven vacant Properties remaining in the portfolio whose leases were rejected and in the event the remaining 17 leases are rejected could have an adverse effect on the liquidity and results of operations of the Company, if the Company is unable to re-lease or sell the Properties in a timely manner. Currently, the Company is actively marketing the seven Properties with rejected leases to existing and prospective clients and local and regional restaurant operators.

         The Company also earned $4,136,067 and $1,301,493 in interest income from Mortgage Loans and Secured Equipment Leases structured as loans during the nine months ended September 30, 1999 and 1998, respectively ($2,095,347 and $437,444 of which was earned during the quarters ended September 30, 1999 and 1998, respectively). The increase in interest income from Mortgage Loans and Secured Equipment Leases during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was attributable to the Company investing in additional loans subsequent to September 30, 1998.

         During the nine months ended September 30, 1999 and 1998, the Company earned $3,498,586 and $4,775,552, respectively, in investment and interest income from investments in franchise loan certificates, residual interests in loan sales, money market accounts or other short-term, highly liquid investments ($1,347,926 and $1,839,871 of which was earned during the quarters ended
September 30, 1999 and 1998, respectively). The decrease in investment and interest income during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily attributable to lower cash balances maintained by the Company during the quarter and nine months ended September 30, 1999 due to the acquisition of Properties subsequent to September 30, 1998. The decrease was partially offset by the acquisition of certain investment securities subsequent to September 30, 1998.

         Because the Company expects to continue to acquire Properties and invest in Mortgage Loans and Secured Equipment Leases, and because certain Properties were under construction as of September 30, 1999, revenues for the quarter and nine months ended September 30, 1999 represent only a portion of revenues which the Company is expected to earn in future periods.

Significant Tenant

         During the nine months ended September 30, 1999, one of the Company's lessees, S & A Properties Corp., contributed more than ten percent of the Company's total rental, earned, investment and interest income relating to its Properties, Mortgage Loans, Secured Equipment Leases and Certificates. S & A Properties Corp. is the lessee under leases relating to 38 Properties. Because the Company has not completed its investment in Properties, Secured Equipment Leases and Mortgage Loans, it is not possible to determine which lessees or borrowers will contribute more than ten percent of the Company's rental, earned, investment and interest income during the remainder of 1999 and in subsequent years. In the event that certain lessees or borrowers contribute more than ten percent of the Company's rental, earned, investment and interest income in future years, any failure of such lessees or borrowers could materially affect the Company's results of operations.

Expenses

         Operating expenses, including depreciation and amortization expense, were $94,482,429 and $5,877,986 for the nine months ended September 30, 1999 and 1998, respectively ($85,896,506 and $2,279,761 of which were incurred during the quarters ended September 30, 1999 and 1998, respectively). Total operating expenses increased primarily as a result of a $76,384,337 charge related to the cost incurred in acquiring the Advisor from a related party. In addition, the Company invested in additional Properties, Mortgage Loans and Secured Equipment Leases subsequent to September 30, 1998, which resulted in increased depreciation and amortization expense. Depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans. Pursuant to the merger, the Company acquired the Advisor and became internally managed. Effective September 1, 1999, the advisory fee was replaced with the actual personnel and other operating costs associated with being internally managed. Costs relating to acquisitions and development activities have been capitalized in accordance with generally accepted accounting principles. The increase in operating expenses for the quarter and nine months ended September 30, 1999 was also partially due to the fact that the Company incurred $620,946 and $1,103,951, in transaction costs during the quarter and nine months ended September 30, 1999, respectively, related to the mergers as described above in "Liquidity and Capital Resources-Mergers."

Provisions for Losses on Buildings

         During the nine months ended September 30, 1999, the Company recorded provisions for losses on buildings totaling $403,618 for financial reporting purposes. The tenants of five Properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represent the difference between the carrying value of the Properties at September 30, 1999 and the estimated net realizable value for these Properties.

Summary of New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently reviewing the Statement to see what impact, if any, it will have on the Company's consolidated financial statements.

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

         The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

         The information technology system of the Company consist of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the Company are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The Company has no internally generated programmed software coding to correct, because substantially all of the software utilized by the Company is purchased or licensed from external providers. The maintenance of non-information technology systems at the Company's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Company's leases.

The Y2K Team

         In early 1998, the Company and its affiliates formed a year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

         The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the Company's systems could have a potential year 2000 problem.

         The information system of the Company is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the Company.

         In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Company has material third party relationships. These third parties, in addition to the providers of information and non-information technology systems, consist of the Company's transfer agent and financial institutions. The Company depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

         As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Company has third party relationships regarding their year 2000 compliance, the Company cannot be assured that the third parties have adequately considered the impact of the year 2000.

         In addition, the Y2K Team has requested documentation from the Company's tenants and borrowers. As of September 30, 1999, the Y2K Team had received responses from approximately 34 percent of the tenants and borrowers. All of the responses were in writing. Of the tenants and borrowers responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The Company cannot be assured that the tenants and borrowers have adequately considered the impact of the year 2000. The Company has also instituted a policy of requiring all new tenants and borrowers to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

         The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the Company cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

         As of September 30, 1999, the cost to the Company for these upgrades and other remedial measures was approximately $5,000. The Y2K Team does not expect that the Company will incur any additional costs in achieving year 2000 compliance. The Company does not expect the aggregate cost of the year 2000 remedial measures to have a material impact on its results of operations.

Assessing the Risks to the Company of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Company

         The Y2K Team believes that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Company is the failure of one or more of these systems as a result of year 2000 problems. Because the Company's major source of income is rental payments under long-term triple-net leases and loan payments under mortgage loans and secured equipment leases, any failure of information or non-information technology systems used by the Company is not expected to have a material impact on the results of operations of the Company. Even if such systems failed, the payments under the Company's leases, mortgage loans and secured equipment leases would not be affected. In addition, the Y2K Team is expected to correct any year 2000 problems within its control before the year 2000.

         The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Company, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Company Records

         The Y2K Team believes that the reasonably likely worst case scenario with regard to the Company's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Company. This could result in the inability of the Company to accurately identify its stockholders for purposes of distributions, delivery of disclosure materials and transfer of common stock. The Y2K Team has received certification from the Company's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the Company cannot be assured that the transfer agent has addressed all possible year 2000 issues.

         The Y2K Team has developed a contingency plan pursuant to which the Company would maintain its stockholder records manually, in the event that the systems of the transfer agent are not year 2000 compliant. The Company would have to allocate resources to internally perform the functions of the transfer agent. The Company does not anticipate that the additional cost of these resources would have a material impact on its results of operations.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

         The Y2K Team believes that the reasonably likely worst case scenario with regard to the Company's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Company's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the Company cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Company's ability to pay its expenses on a current basis. The Company does not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Company.

         Based upon the responses received from the Company's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment by Tenants and Borrowers

         The Y2K Team believes that the reasonably likely worst case scenario with regard to the tenants under the Company's leases and the borrowers under the Company's mortgage loans and secured equipment leases is that some of the tenants or borrowers may make payments late as the result of the failure of the tenants or borrowers to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenants' or borrowers' financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' or borrowers' businesses. The Y2K Team is in the process of requesting responses from the Company's tenants and borrowers indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The Company cannot be assured that the tenants and borrowers have addressed all possible year 2000 issues. The late payment by one or more tenants or borrowers would affect the results of operations of the Company in the short-term. The Company is not able to estimate the impact of late payments on its results of operations.

         The Y2K Team is also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The Y2K Team is not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Company's tenants to make rental and loan payments and, accordingly, could have a material impact on the results of operations of the Company.

         Because rental and loan payments are under the control of the Company's tenants and borrowers, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rental or loan payments, the Company will assess the remedies available to it under its lease and loan agreements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information regarding the Company's market risk at December 31, 1998 is included in its Annual Report on Form 10-K for the year ended December 31, 1998. The material changes in the Company's market risk are discussed above. Information regarding the Company's market risk relating to changes in interest rates are incorporated herein by reference to Item 2. "Liquidity and Capital Resources-Debt Financing-Interest Rate Risk."

                                            PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.

             On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners of the CNL Income Funds and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger with the Income Funds. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

             On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the Company, have 45 days following service of the consolidated and amended complaint to respond to that consolidated complaint.

Item 2.      Changes in Securities.  Inapplicable.

Item 3.      Default upon Senior Securities.  Inapplicable.

Item 4.      Submission of Matters to a Vote of Security Holders.  Inapplicable.

Item 5.      Other Information.   Inapplicable.

Item 6.      Exhibits and Reports on Form 8-K.

(a)      Exhibits

                           2.1 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund, Ltd., constituting a part of Amendment No. 3 to the Registrant's Registration Statement on Form S-4, File No. 333-74329 (the "Form S-4"), and incorporated herein by reference.)

                           2.2 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund II, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus
                                    Supplement for CNL Income Fund II, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.3 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund III, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund III, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.4 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IV, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus
                                    Supplement for CNL Income Fund IV, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.5 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund V, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus
                                    Supplement for CNL Income Fund V, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.6 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VI, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus
                                    Supplement for CNL Income Fund VI, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.7 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VII, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VII, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.8 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VIII, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VIII, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.9 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IX, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus
                                    Supplement for CNL Income Fund IX, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.10 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund X, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus
                                    Supplement for CNL Income Fund X, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.11 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XI, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus
                                    Supplement for CNL Income Fund XI, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.12 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XII, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XII, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.13 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIII, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIII, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.14 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIV, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIV, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.15 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XV, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus
                                    Supplement for CNL Income Fund XV, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.16 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVI, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVI, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                           2.17 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVII, Ltd., dated March 11, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVII, Ltd., constituting a part of the Form S-4 as originally filed and incorporated herein by reference.)

                           2.18 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVIII, Ltd., dated March 11, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVIII, Ltd., constituting a part of the Form S-4 as originally filed and incorporated herein by reference.)

                           2.19 Agreement and Plan of Merger, by and among the Registrant, CFA Acquisition Corp., CNL Fund Advisors, Inc. and CNL Group, Inc., dated March 11, 1999 (Filed as Exhibit 10.38 to the Form S-4 as originally filed and incorporated herein by reference.)

                           2.20 Agreement and Plan of Merger, by and among the Registrant, CFC Acquisition Corp., CFS Acquisition Corp., CNL Financial Corp., CNL Financial Services, Inc., CNL Group, Inc., Five Arrows Realty Securities L.L.C., Robert
                                    A. Bourne,  Curtis B.  McWilliams  and Brian
                                    Fluck,   dated  March  11,  1999  (Filed  as
                                    Exhibit 10.39 to the Form S-4 as originally filed and incorporated herein by reference.)

                           3.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.)

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

                           4.1      Form  of  Stock  Certificate   (Included  as
                                    Exhibit 4.5 to  Registration  Statement  No.
                                    33-78790  on  Form  S-11  and   incorporated
                                    herein by reference.)

                           10.1 Advisory Agreement, dated as of April 19, 1999, between CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Filed as
                                    Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.)

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

                           10.3 Amended and Restated Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.50 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

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

                           10.10    Employment  Agreement by and between  Curtis
                                    B.  McWilliams  and  the  Registrant,  dated
                                    September  15,  1999  (Included  as  Exhibit
                                    10.42 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                           10.11    Employment  Agreement by and between  Steven
                                    D.  Shackelford  and the  Registrant,  dated
                                    September  15,  1999  (Included  as  Exhibit
                                    10.43 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                           10.12 Employment Agreement by and between John T. Walker and the Registrant, dated September 15, 1999 (Included as Exhibit 10.44 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                           10.13    Employment  Agreement by and between  Howard
                                    J.   Singer   and  the   Registrant,   dated
                                    September  15,  1999  (Included  as  Exhibit
                                    10.45 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                           10.14 Employment Agreement by and between Barry L. Goff and the Registrant, dated September 15, 1999 (Included as Exhibit 10.46 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                           10.15    Employment  Agreement by and between  Robert
                                    W.   Chapin   and  the   Registrant,   dated
                                    September  15,  1999  (Included  as  Exhibit
                                    10.47 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                           10.16    Employment  Agreement by and between Timothy
                                    J.   Neville  and  the   Registrant,   dated
                                    September  15,  1999  (Included  as  Exhibit
                                    10.48 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                           10.17 Holdback Agreement by and among the Registrant and Stockholders, dated August 31, 1999 (Included as Exhibit 10.56 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                           27       Financial Data Schedule (Filed herewith.)

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 15th day of November, 1999


                                       CNL AMERICAN PROPERTIES FUND, INC.


                                        By:  /s/ Curtis B. McWilliams
                                             --------------------------------
                                             CURTIS B. MCWILLIAMS
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                        By:  /s/ Steven D. Shackelford
                                             --------------------------------
                                             STEVEN D. SHACKELFORD
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX


                  Exhibit Number

                  2.1 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund, Ltd., constituting a part of Amendment No. 3 to the Registrant's Registration Statement on Form S-4, File No. 333-74329 (the "Form S-4"), and incorporated herein by reference.)

                  2.2 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund II, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund II, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.3 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund III, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund III, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.4 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IV, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund IV, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.5 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund V, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund V, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.6 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VI, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VI, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.7 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VII, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VII, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.8 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund VIII, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund VIII, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)



                  2.9 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund IX, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund IX, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.10 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund X, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund X, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.11 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XI, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XI, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.12 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XII, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1998 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XII, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.13 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIII, Ltd., dated March 11, 1999, as amended on June 4, 1999, as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIII, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.14 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XIV, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XIV, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.15 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XV, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XV, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.16 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVI, Ltd., dated March 11, 1999, as amended on June 4, 1999, and as amended on October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVI, Ltd., constituting a part of Amendment No. 3 to the Form S-4 and incorporated herein by reference.)

                  2.17 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVII, Ltd., dated March 11, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVII, Ltd., constituting a part of the Form S-4 as originally filed and incorporated herein by reference.)

                  2.18 Agreement and Plan of Merger by and between the Registrant and CNL Income Fund XVIII, Ltd., dated March 11, 1999 (Filed as Appendix B to the Prospectus Supplement for CNL Income Fund XVIII, Ltd., constituting a part of the Form S-4 as originally filed and incorporated herein by reference.)

                  2.19 Agreement and Plan of Merger, by and among the Registrant, CFA Acquisition Corp., CNL Fund Advisors, Inc. and CNL Group, Inc., dated March 11, 1999 (Filed as Exhibit 10.38 to the Form S-4 as originally filed and incorporated herein by reference.)

                  2.20 Agreement and Plan of Merger, by and among the Registrant, CFC Acquisition Corp., CFS Acquisition Corp., CNL Financial Corp., CNL Financial Services, Inc., CNL Group, Inc., Five Arrows Realty Securities L.L.C., Robert A. Bourne, Curtis B. McWilliams and Brian Fluck, dated March 11, 1999 (Filed as Exhibit
                           10.39 to the Form S-4 as originally filed and incorporated herein by reference.)

                  3.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.)

                  3.2 CNL American Properties Fund, Inc. Amended and Restated Bylaws (Included as Exhibit 3.2 to Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference.)

                  4.1 Form of Stock Certificate (Included as Exhibit 4.5 to Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of April 19, 1999, between CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.)

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

                  10.3 Amended and Restated Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.50 to the Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

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

                  10.10 Employment Agreement by and between Curtis B. McWilliams and the Registrant, dated September 15, 1999 (Included as Exhibit 10.42 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                  10.11 Employment Agreement by and between Steven D. Shackelford and the Registrant, dated September 15, 1999 (Included as Exhibit 10.43 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                  10.12 Employment Agreement by and between John T. Walker and the Registrant, dated September 15, 1999 (Included as Exhibit 10.44 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                  10.13 Employment Agreement by and between Howard J. Singer and the Registrant, dated September 15, 1999 (Included as Exhibit 10.45 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                  10.14 Employment Agreement by and between Barry L. Goff and the Registrant, dated September 15, 1999 (Included as
                           Exhibit 10.46 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                  10.15 Employment Agreement by and between Robert W. Chapin and the Registrant, dated September 15, 1999 (Included as Exhibit 10.47 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                  10.16 Employment Agreement by and between Timothy J. Neville and the Registrant, dated September 15, 1999 (Included as Exhibit 10.48 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                  10.17 Holdback Agreement by and among the Registrant and Stockholders, dated August 31, 1999 (Included as
                           Exhibit 10.56 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                  27       Financial Data Schedule (Filed herewith.)