Form 10-K405/A
period 1998-12-31
CNL AMERICAN PROPERTIES FUND INC
filed 1999-12-21
CIK 922981

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                            -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission file number  0-28380

                      CNL AMERICAN PROPERTIES FUND, INC.
            (Exact name of registrant as specified in its charter)

             Maryland                         59-3239115
   (State or other jurisdiction of  (I.R.S. Employer Identification No.)
    incorporation or organization)

                            450 South Orange Avenue
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 540-2000

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:      Name of exchange on which registered:
               None                           Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No _____
                                         ---------

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

     The Form 10-K of CNL American Properties Fund, Inc. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk (incorporating by reference disclosure contained in Item 7.) and Item 8. Financial Statements and Supplementary Data.

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

     Acquisition of CNL Income Funds. In order to increase the size of its restaurant property portfolio, the Company also entered into an Agreement and Plan of Merger with each of the 18 CNL Income Funds, which are Florida limited partnerships, engaged in the purchase and triple-net leasing of restaurant properties (the "Funds"). As consideration for the acquisition of the Funds (and assuming all of the Funds are acquired), the Company has agreed to issue 61 million Shares. The general partners of each of the Funds plan to hold a special meeting of the partners during the third quarter of 1999 for each Fund, at which it will request approval of the acquisition of the Fund by the Company. Limited partners holding in excess of 50% of each Fund's outstanding limited partnership interests must approve the Fund's acquisition prior to consummation of the transaction.

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

     As of December 31, 1998, net proceeds to the Company from its Initial Offering, 1997 Offering, 1998 Offering and capital contributions from the Company's Advisor, after deduction of organizational and offering expenses, totaled $670,336,817. The Company acquired its first Property on June 30, 1995, and as of December 31, 1998, approximately $549,917,000 of net offering proceeds had been used to invest, or committed for investment, in (i) 409 Properties (including 40 Properties on which a restaurant was being constructed or renovated), (ii) mortgage financing of approximately $19,489,000, (iii) investments in franchise loan certificates of approximately $16,100,000 and (iv) acquisition fees to the Advisor totalling $33,595,134 and certain acquisition expenses. In addition, as of December 31, 1998, the Company had entered into 39 Secured Equipment Leases and entered into ten promissory notes totalling approximately $19,113,000 with borrowers for equipment financing. As of March 11, 1999, the Company had invested or committed for investment the majority of the net offering proceeds received from the Initial Offering, 1997 Offering and 1998 Offering. As of March 11, 1999, the Company had acquired 60 additional Properties (33 of which were under construction), as described below in Item 2. Properties. As of March 11, 1999, the Company had entered into ten additional Secured Equipment Leases, entered into five additional promissory notes totalling approximately $721,000 with borrowers for equipment financing and entered into one additional promissory note for approximately $783,000 with a borrower for a Mortgage Loan. The Company currently is negotiating to acquire additional Properties, but as of March 11, 1999, had not acquired any such Properties. The Company will use proceeds available from the line of credit and the remaining net offering proceeds to acquire additional Properties.

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

     Generally, the leases of the Properties provide for two to five five-year or ten-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 325 of the Company's 409 Properties also have been granted options to purchase the Property at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. The option purchase price may equal the Company's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Company's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Major Tenants

     During 1998, one of the Company's lessees, Foodmaker, Inc. (which operates and franchises Jack in the Box restaurants), contributed more than ten percent of the Company's total rental, earned income and interest income relating to its Properties, Mortgage Loans, Secured Equipment Leases and Certificates. Foodmaker, Inc. is the lessee under leases relating to 50 restaurants. In addition, two Restaurant Chains, Golden Corral Family Steakhouse and Jack in the Box, each accounted for more than ten percent of the Company's total rental, earned income and interest income relating to Properties, Mortgage Loans, Secured Equipment Leases and Certificates during 1998. Because the Company has not completed its investment in Properties, Mortgage Loans and Secured Equipment Leases, it is not possible to determine which lessees, borrowers or Restaurant Chains will contribute more than ten percent of the Company's rental, earned income and interest income during 1999 and subsequent years. In the event that certain lessees, borrowers or Restaurant Chains contribute more than ten percent of the Company's rental, earned income and interest income in future years, any failure of such lessees, borrowers or Restaurant Chains could materially affect the Company's income. As of December 31, 1998, no single lessee or borrower, or group of affiliated lessees or borrowers leased Properties or was the borrower under Mortgage Loans or Secured Equipment Leases with an aggregate carrying value in excess of 20 percent of total assets of the Company.

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

     The Company will compete with other persons and entities both to locate suitable Properties to acquire and to locate purchasers for its Properties. The Company also will compete with other financing sources such as banks, mortgage lenders and sale/leaseback companies for Properties, suitable tenants for its Properties, borrowers for its Mortgage Loans and lessees and borrowers for its Secured Equipment Leases.

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

     As of December 31, 1998, the Company owned 381 of the 409 Properties in fee simple and two properties through joint venture arrangements. None of the Properties is encumbered.

     As of December 31, 1998, 26 of the 409 Properties owned by the Company consisted of building only. The Company does not own the underlying land. In connection with the acquisition of each of these Properties, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord, as described in
Item 1.  Business - Leases.

     During the period January 1, 1999 through March 11, 1999, the Company acquired 60 additional Properties (33 of which were under construction) for cash at a total cost of approximately $54,283,000, excluding development costs, acquisition fees and certain acquisition expenses. Of the 60 Properties, 56 are owned by the Company in fee simple and four Properties consist of building only. None of the Properties is encumbered. The leases of these Properties are substantially the same as the leases described in Item 1. Business - Leases.

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

     The following table lists the Properties owned by the Company as of December 31, 1998 by state. More detailed information regarding the location of Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Company's Form 10-K for the year ended December 31, 1998.

                                                                                             Total Number of
State                                                                                     Restaurant Properties
--------------------------------------------------------------------------------------  -------------------------
Alabama...............................................................................               9
Arizona...............................................................................              15
California............................................................................              28
Colorado..............................................................................               9
Connecticut...........................................................................               1
Delaware..............................................................................               1
Florida...............................................................................              51
Georgia...............................................................................              18
Idaho.................................................................................               1
Illinois..............................................................................               7
Indiana...............................................................................               5
Iowa..................................................................................               4
Kansas................................................................................               3
Kentucky..............................................................................               5
Maryland..............................................................................               7
Michigan..............................................................................              11
Minnesota.............................................................................               4
Mississippi...........................................................................               2
Missouri..............................................................................              14
Nebraska..............................................................................               1
Nevada................................................................................               3
New Jersey............................................................................               7
New Mexico............................................................................               4
New York..............................................................................               1
North Carolina........................................................................              10
Ohio..................................................................................              43
Oklahoma..............................................................................               9
Oregon................................................................................               4
Pennsylvania..........................................................................               7
Rhode Island..........................................................................               1
South Carolina........................................................................               3
Tennessee.............................................................................              31
Texas.................................................................................              63
Utah..................................................................................               1
Virginia..............................................................................               9
Washington............................................................................               4
West Virginia.........................................................................              11
Wisconsin.............................................................................               2
                                                                                                   ---
                                                                                                   409
                                                                                                   ===

     Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,300 to 12,700 square feet. Generally, buildings on Properties owned by the Company are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, 40 of the Company's Properties were under construction or renovation. As of December 31, 1998, the Company had no plans for renovation of its other 369 Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 39 years for federal income tax purposes. As of December 31, 1998, the aggregate cost basis of the Properties owned by the Company (including Properties owned through joint ventures) for federal income tax purposes was $217,175,550.

     The following table lists the Properties owned by the Company as of December 31, 1998 by Restaurant Chain.

                                                              Total
                                                            Number of
                                                            Restaurant
Restaurant Chain                                            Properties
-------------------------------------------------------------------------
Other..................................................         115
Golden Corral..........................................          38
Jack in the Box........................................          50
Bennigan's.............................................          21
IHOP...................................................          27
Steak & Ale............................................          20
Boston Market..........................................          29
Darryl's...............................................          15
Applebee's.............................................          12
Black-Eyed Pea.........................................          25
Pollo Tropical.........................................          11
Arby's.................................................          18
Chevy's Fresh Mex......................................           6
Ground Round...........................................          13
Burger King............................................           9
                                                                ---
    Total..............................................         409
                                                                ===

     Management considers the Properties to be well-maintained and sufficient for the Company's operations.

     Management believes that the Properties are adequately covered by insurance. In addition, the Company has obtained contingent liability and property coverage. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

     Leases. The Company leases the Properties to operators of national and regional fast-food, family-style and casual dining restaurant chains. The leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties are described in Item 1. Business-Leases.

     As of December 31, 1998, 1997, 1996, and 1995, the Properties were 99%, 100%, 100%, and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                                     Year ended December 31,
                                 -----------------------------------------------------------------------------------------------
                                       1998(4)               1997               1996              1995(2)            1994(3)
                                 --------------------  -----------------  ----------------  -------------------  ---------------
Rental Income (1)..............        $33,150,022           $15,490,615        $4,357,298          $539,776           N/A
Properties.....................                408                   244                94                18           N/A
Average per Unit...............        $    81,250           $    63,486        $   46,354          $ 29,988           N/A

-------------------------------
(1) Rental income includes the Company's share of rental income from the properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Company has established an allowance for doubtful accounts. Rents have not been adjusted for properties under construction at December 31, 1998.
(2)  The Company began operations in June 1995.
(3)  Period is May 2, 1994 (date of inception) through December 31, 1994.
(4) Excludes one Property that was vacant at December 31, and that did not generate rental revenues during the year ended December 31.

     The following table lists Properties owned by the Company as of December 31, 1998 by tenant and includes average age of buildings, annualized total rental revenue and percent of total revenue. To calculate annualized total rental revenue, the Company used, for each restaurant property owned and leased at December 31, 1998, the monthly rental revenue for that property and multiplied that number by 12 to present the annualized rental revenues for a 12 month period. The Company has not included any contingent rental income in the calculation of annualized total rental revenue.

                                                                         Average
                                             Total Number of             Age of                Annualized              Percent of
                                               Restaurant               Buildings             Total Rental            Total Rental
Tenant                                        Properties(2)              (years)               Revenue(1)                Revenue
----------------------------------------  ------------------        --------------      -------------------        ----------------
Other...................................         165                       7.2              $13,438,731                  28.4%
S&A Properties Corporation..............          38                      19.1                7,059,730                  14.9%
Foodmaker, Inc..........................          50                       2.0                5,446,013                  11.5%
Golden Corral Corporation...............          29                       2.0                4,205,641                   8.9%
IHOP Corp...............................          27                       2.2                3,554,019                   7.5%
Houlihan's Restaurants, Inc.............          20                      19.4                3,289,673                   7.0%
Pollo Operations Inc....................          13                       4.8                2,026,746                   4.3%
Woodland Group, Inc.....................          10                       4.4                1,607,332                   3.4%
Chevy's, Inc............................           6                       4.8                1,514,288                   3.2%
DenAmerica Corp.........................          20                       6.6                1,475,958                   3.1%
Boston Chicken, Inc.....................          11                       2.3                1,379,515                   2.9%
The Ground Round, Inc...................          12                      18.3                1,341,019                   2.8%
National Restaurant Enterprises.........           7                       2.6                1,009,799                   2.1%
                                                 ---
Total...................................         408                                        $47,348,464                   100%
                                                 ===                                        ===========                  ====

_____________
(1) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.
(2) Excludes one Property that was vacant at December 31, and that did not generate rental revenues during the year ended December 31.

     The following table shows the aggregate number of leases in the Company's Property portfolio which expire each calendar year through the year 2014, as well as the number of leases which expire after December 31, 2014. The table does not reflect the exercise of any of the renewal options provided to the tenant under the terms of such leases.

                                                                                                     Base Rent
                                                                                      ---------------------------------------
Year                                                                   Number              Amount(1)               Percent
------------------------------------------------------------------- -------------     -----------------        --------------
2000...............................................................            -                     -                     -%
2001...............................................................            -                     -                     -%
2002...............................................................            1               122,539                   0.3%
2003...............................................................            -                     -                     -%
2004...............................................................            -                     -                     -%
2005...............................................................            -                     -                     -%
2006...............................................................            1                81,192                   0.2%
2007...............................................................            -                     -                     -%
2008...............................................................            2               164,825                   0.3%
2009...............................................................            1                86,174                   0.2%
2010...............................................................            9             1,033,591                   2.2%
2011...............................................................           23             2,908,830                   6.1%
2012...............................................................           34             4,731,493                   9.9%
2013...............................................................           25             2,913,398                   6.1%
2014...............................................................            9             1,228,010                   2.6%
Thereafter.........................................................          294            34,261,071                  72.1%
Totals(2)..........................................................          399           $47,531,123                 100.0%
                                                                   =============     =================        ==============

(1) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.
(2) The number of leases and base rent exclude leases of ten Properties with aggregate original base rental income of $1,061,825, including nine Boston Market Properties, for which the leases have been terminated. Base rent also excludes base rental income attributable to 40 Properties under construction at December 31, 1998.

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

Item 6.  Selected Financial Data

                                         1998               1997               1996                1995                1994 (1)
                                    ---------------   ---------------   ----------------   ------------------   --------------------

Year ended December 31:
  Revenues                             $ 42,187,037      $ 19,457,933       $  6,206,684          $   659,131           $    --
  Net earnings                           32,152,408        15,564,456          4,745,962              368,779                --
  Cash distributions declared            39,449,149        16,854,297          5,436,072              638,618                --

  Earnings per Share (3)                       0.60              0.66               0.59                 0.19                --
  Cash distributions declared
     per Share                                 0.76              0.74               0.71                 0.31                --
  Weighted average number of
     Shares outstanding (2)              53,296,438        23,423,868          8,071,670            1,898,350                --
At December 31:
  Total assets                         $680,352,013      $339,077,762       $134,825,048          $33,603,084           $929,585
  Total stockholders' equity (3)        660,810,286       321,638,101        122,867,427           31,980,648            200,000

(1) Selected financial data for 1994 represents the period May 2, 1994 (date of inception) through December 31, 1994.
(2) The weighted average number of Shares outstanding for 1995 is based upon the period the Company was operational.

(3) For each of the periods presented, the Company was in the offering and acquisition stages; therefore, the information presented does not present a full period during which net offering proceeds have been fully invested.

                                    PART II

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

      The Company's investment strategy of acquiring Properties for cash and leasing them under triple net leases to operators who meet specified financial standards is expected to minimize the Company's operating expenses.

     The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. The Company believes that cash flow provided by the operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements, as a result, for example, of unforeseen expenses due to tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its Line of Credit.

     Due to the fact that the Company leases its Properties on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time.

     The Company expects to use uninvested net offering proceeds and proceeds from borrowing under its Line of Credit to purchase additional Properties, to fund construction costs relating to the Properties under construction and to make Mortgage Loans. The Company expects to fund the Secured Equipment Leases
with proceeds from   borrowings.  The Company intends to limit equipment
financing to ten percent of the aggregate gross offering proceeds from its offerings. The Company anticipates renegotiating, extending the maturity of and increasing its Line of Credit in the first quarter of 1999. Remaining uninvested net proceeds from the Company's 1998 Offering combined with a larger, unsecured, revolving line of credit are expected to provide adequate capital for investments in Properties, Mortgage Loans and Secured Equipment Leases through 1999.

     The Company expects to meet its long-term liquidity requirements through short or long-term, unsecured or secured debt financing or equity financing. As of December 31, 1998, the Company's had no long-term debt or other long-term liquidity requirements.

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

Proposed Mergers

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

Information and Non-Information Technology Systems

     Prior to the acquisition of the Advisor by the Company in September 1999, the Company had no information and non-information technology systems. Upon the acquisition of the Advisor, the Company acquired the information and non-information technology systems of the Advisor. The information technology system of the Company consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the Company are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The Company has no internally generated programmed software coding to correct, because substantially all of the software utilized by the Company is purchased or licensed from external providers. The maintenance of non-information technology systems at the Company's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Company's leases.

The Y2K Team

          In early 1998, the Advisor and its affiliates formed a year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

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

          Because rental and loan payments are under the control of the Company's tenants and borrowers, the Y2K Team is not able to develop a
contingency plan to address these risks.   In the event of late payment or non-
payment of rental or loan payments, the Company will assess the remedies available to it under its lease and loan agreements.

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

               Mortgage and equipment notes                 Certificates
                       Fixed Rates                Fixed Rates        Floating Rates
              ------------------------------    -------------------------------------
1999                    $ 3,923,380                $        0             $        0
2000                      5,913,062                         0                      0
2001                      2,226,757                         0                      0
2002                      2,463,159                         0                      0
2003                      2,798,068                         0                      0
Thereafter               20,411,249                 9,514,215              6,568,839
                        $37,735,675                $9,514,215             $6,568,839
                     =================          ================       ================

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


/s/ PricewaterhouseCoopers LLP


Orlando, Florida
January 29, 1999, except for Note 17 for which the date is March 11, 1999

                      CNL AMERICAN PROPERTIES FUND, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                        December 31,
                                                                             1998                          1997
                                                                     ------------------            ------------------
ASSETS

Land and buildings on operating leases, less accumulated
 depreciation and allowance for loss on land and buildings                 $393,339,334                  $205,338,186
Net investment in direct financing leases                                    91,675,650                    47,613,595
Investment in joint venture                                                     988,078                            --
Mortgage notes receivable                                                    19,631,693                    17,622,010
Equipment notes receivable                                                   19,377,380                    13,548,044
Other investments                                                            16,201,014                            --
Cash and cash equivalents                                                   123,199,837                    47,586,777
Certificates of deposit                                                       2,007,540                     2,008,224
Receivables, less allowance for doubtful accounts
 of $1,069,024 and $99,964, respectively                                        526,650                       635,796
Accrued rental income                                                         3,959,913                     1,772,261
Intangibles and other assets                                                  9,444,924                     2,952,869
                                                                     ------------------            ------------------

                                                                           $680,352,013                  $339,077,762
                                                                     ==================            ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                             $ 10,143,044                  $  2,459,043
Accrued construction costs payable                                            4,170,410                    10,978,211
Accounts payable and accrued expenses                                         1,035,436                     1,060,497
Due to related parties                                                        1,308,464                     1,524,294
Rents paid in advance                                                           954,271                       517,428
Deferred rental income                                                        1,189,883                       557,576
Other payables                                                                  458,402                        56,878
   Total liabilities                                                         19,259,910                    17,153,927
                                                                     ------------------            ------------------

Minority interest                                                               281,817                       285,734
                                                                     ------------------            ------------------

Commitments (Note 16)

Stockholders' equity:
 Preferred stock, without par value.  Authorized
   and unissued 3,000,000 shares                                                     --                            --
 Excess shares, $0.01 par value per share.
   Authorized and unissued 78,000,000 shares                                         --                            --
 Common stock, $0.01 par value per share.  Authorized
   125,000,000 and 75,000,000 shares, respectively, issued
   74,745,368 and 36,192,971, respectively, outstanding
   74,675,854 and 36,192,971, respectively                                      746,759                       361,930
 Capital in excess of par value                                             669,610,058                   323,525,961
 Accumulated distributions in excess of net earnings                         (9,546,531)                   (2,249,790)
       Total stockholders' equity                                           660,810,286                   321,638,101
                                                                     ------------------            ------------------

                                                                           $680,352,013                  $339,077,762
                                                                     ==================            ==================



         See accompanying notes to consolidated financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      -----------------------------------


                                                                              Year Ended December 31,
                                                          1998                          1997                       1996
                                                    --------------                 -------------              --------------
Revenues:
 Rental income from operating leases                     $26,688,864                  $12,457,200                   $3,731,806
 Earned income from direct financing leases                6,440,797                    3,033,415                      625,492
 Interest income from mortgage and equipment
   notes receivable                                        3,085,518                    2,010,500                    1,069,349
 Investment and interest income                            5,899,028                    1,931,331                      773,404
 Other income                                                 72,830                       25,487                        6,633
                                                          42,187,037                   19,457,933                    6,206,684
                                                    ----------------           ------------------           ------------------
Expenses:
 General operating and administrative                      2,955,535                    1,010,725                      601,540
 Asset management fees to related party                    1,851,004                      804,879                      251,200
 State and other taxes                                       548,320                      251,358                       56,184
 Depreciation and amortization                             4,054,098                    1,795,062                      521,871
                                                           9,408,957                    3,862,024                    1,430,795
                                                    ----------------           ------------------           ------------------

Earnings Before Minority Interest in Income of
 Consolidated Joint Venture, Equity in Earnings
 of Unconsolidated Joint Venture and Provision
 for Loss on Land and Buildings                           32,778,080                   15,595,909                    4,775,889

Minority Interest in Income of
 Consolidated Joint Venture                                  (30,156)                     (31,453)                     (29,927)

Equity in Earnings of Unconsolidated
 Joint Venture                                                16,018                           --                           --

Provision for Loss on Land and Buildings                    (611,534)                          --                           --
                                                    ----------------           ------------------           ------------------

Net Earnings                                             $32,152,408                  $15,564,456                   $4,745,962
                                                    ================           ==================           ==================

Earnings Per Share of Common
 Stock (Basic and Diluted)                                     $0.60                        $0.66                        $0.59
                                                    ================           ==================           ==================

Weighted Average Number of Shares
 of Common Stock Outstanding                              53,296,438                   23,423,868                    8,071,670
                                                    ================           ==================           ==================



         See accompanying notes to consolidated financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                 Years Ended December 31, 1998, 1997 and 1996

                                                  Common Stock                              Accumulated
                                           ----------------------------    Capital in       distributions
                                             Number              Par        excess of       in excess of
                                           of shares            value       par value       net earnings               Total
                                           ----------          ---------   --------------   ----------------      ----------------
Balance at December 31, 1995                3,865,416           $ 38,654     $ 32,211,833      $   (269,839)         $ 31,980,648

Subscriptions received for common
   stock through public offering and
   distribution reinvestment plan          10,079,299            100,793      100,692,198                --           100,792,991

Stock issuance costs                               --                 --       (9,216,102)               --            (9,216,102)

Net earnings                                       --                 --               --         4,745,962             4,745,962

Distributions declared and
   paid ($0.71 per share)                          --                 --               --        (5,436,072)           (5,436,072)
                                        -------------      -------------  ---------------   ---------------      ----------------

Balance at December 31, 1996               13,944,715            139,447      123,687,929          (959,949)          122,867,427

Subscriptions received for common
   stock through public offerings and
   distribution reinvestment plan          22,248,256            222,483      222,260,077                --           222,482,560

Stock issuance costs                               --                 --      (22,422,045)               --           (22,422,045)

Net earnings                                       --                 --               --        15,564,456            15,564,456

Distributions declared and
   paid ($0.74 per share)                          --                 --               --       (16,854,297)          (16,854,297)
                                        -------------      -------------  ---------------   ---------------      ----------------

Balance at December 31, 1997               36,192,971            361,930      323,525,961        (2,249,790)          321,638,101

Subscriptions received for common
   stock through public offerings and
   distribution reinvestment plan          38,552,397            385,524      385,138,442                --           385,523,966

Retirement of common stock                    (69,514)              (695)        (638,833)               --              (639,528)

Stock issuance costs                               --                 --      (38,415,512)               --           (38,415,512)

Net earnings                                       --                 --               --        32,152,408            32,152,408

Distributions declared and
   paid ($0.76 per share)                          --                 --               --       (39,449,149)          (39,449,149)
                                        -------------      -------------  ---------------   ---------------      ----------------

Balance at December 31, 1998               74,675,854           $746,759     $669,610,058      $ (9,546,531)         $660,810,286
                                        =============      =============  ===============   ===============      ================

         See accompanying notes to consolidated financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                  Year Ended December 31,
                                                                        1998               1997                  1996
                                                                   --------------     --------------        --------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
   Cash received from tenants                                       $  34,275,767       $  15,440,803       $  4,543,506
   Distributions from unconsolidated joint venture                            578                  --                 --
   Cash paid for expenses                                              (4,326,169)         (1,903,876)          (928,001)
   Interest received                                                    9,166,099           3,539,287          1,867,035
       Net cash provided by operating activities                       39,116,275          17,076,214          5,482,540
                                                                -----------------    ----------------    ---------------

 Cash Flows from Investing Activities:
   Additions to land and buildings on operating leases               (200,101,667)       (143,542,667)       (36,104,148)
   Investment in direct financing leases                              (47,115,435)        (39,155,974)       (13,372,621)
   Proceeds from sale of buildings and
     equipment under direct financing leases                            2,385,941           7,251,510                 --
   Investment in joint venture                                           (974,696)                 --                 --
   Purchase of other investments                                      (16,083,055)                 --                 --
   Investment in certificates of deposit                                       --          (2,000,000)                --
   Investment in mortgage notes receivable                             (2,886,648)         (4,401,982)       (13,547,264)
   Collection on mortgage notes receivable                                291,990             250,732            133,850
   Investment in equipment notes receivable                            (7,837,750)        (12,521,401)                --
   Collection on equipment notes receivable                             1,263,633                  --                 --
   Increase in intangibles and other assets                            (6,281,069)                 --         (1,103,896)
       Net cash used in investing activities                         (277,338,756)       (194,119,782)       (63,994,079)
                                                                -----------------    ----------------    ---------------

 Cash Flows from Financing Activities:
   Reimbursement of acquisition and stock
     issuance costs paid by related parties on
     behalf of the Company                                             (4,574,925)         (2,857,352)          (939,798)
   Proceeds from borrowing on line of credit                            7,692,040          19,721,804          3,666,896
   Payment on line of credit                                               (8,039)        (20,784,577)          (145,080)
   Contribution from minority interest of
     consolidated joint venture                                                --                  --             97,419
   Subscriptions received from stockholders                           385,523,966         222,482,560        100,792,991
   Retirement of shares of common stock                                  (639,528)                 --                 --
   Distributions to minority interest                                     (34,073)            (34,020)           (39,121)
   Distributions to stockholders                                      (39,449,149)        (16,854,297)        (5,439,404)
   Payment of stock issuance costs                                    (34,579,650)        (19,542,862)        (8,486,188)
   Other                                                                  (95,101)             49,001            (54,533)
       Net cash provided by financing activities                      313,835,541         182,180,257         89,453,182
                                                                -----------------    ----------------    ---------------

Net Increase in Cash and Cash Equivalents                              75,613,060           5,136,689         30,941,643

Cash and Cash Equivalents at Beginning of Year                         47,586,777          42,450,088         11,508,445
                                                                -----------------    ----------------    ---------------

Cash and Cash Equivalents at End of Year                            $ 123,199,837       $  47,586,777       $ 42,450,088
                                                                =================    ================    ===============



         See accompanying notes to consolidated financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
               --------------------------------------- ---------


                                                                                   Year Ended December 31,
                                                                  1998                       1997                     1996
                                                             --------------             -------------            --------------
Reconciliation of Net Earnings to Net Cash
Provided by Operating Activities:
   Net earnings                                                 $32,152,408                 $15,564,456                $4,745,962
                                                            ===============           =================         =================
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Provision for uncollectible mortgage notes                   636,614                          --                        --
       Depreciation                                               4,042,290                   1,784,268                   511,078
       Amortization                                                  11,808                      10,794                    69,886
       Provision for loss on land and buildings                     611,534                          --                        --
       Equity in earnings of joint venture,
         net of distributions                                       (15,440)                         --                        --
       Decrease (increase) in receivables                           262,958                    (905,339)                 (160,984)
       Decrease in net investment in direct financing leases      1,971,634                   1,130,095                   259,740
       Increase in accrued rental income                         (2,187,652)                 (1,350,185)                 (382,934)
       Increase in intangibles and other assets                     (29,477)                     (6,869)                   (4,293)
       Increase (decrease) in accounts payable and
         accrued expenses                                           404,161                     153,223                    (2,896)
       Increase (decrease) in due to related parties,
         excluding reimbursement of acquisition,
         deferred offering and stock issuance costs
         paid on behalf of the Company                               31,255                      15,466                   (30,929)
       Increase in rents paid in advance                            436,843                     398,528                    93,549
       Increase in deferred rental income                           693,372                     221,727                   335,849
       Increase in other payables                                    63,811                      28,597                    18,585
       Increase in minority interest                                 30,156                      31,453                    29,927
          Total adjustments                                       6,963,867                   1,511,758                   736,578
                                                            ---------------           -----------------         -----------------

Net Cash Provided by Operating Activities                       $39,116,275                 $17,076,214                $5,482,540
                                                            ===============           =================         =================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

   Related parties paid certain acquisition, deferred
     offering and stock issuance costs on behalf
     of the Company as follows:
       Acquisition costs                                        $ 1,113,580                 $   514,908                $  206,103
       Deferred offering costs                                           --                          --                   466,405
       Stock issuance costs                                       4,228,480                   2,351,244                   338,212
                                                            ---------------           -----------------         -----------------

                                                                $ 5,342,060                 $ 2,866,152                $1,010,720
                                                            ===============           =================         =================

         See accompanying notes to consolidated financial statements.

                      CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


1.  Significant Accounting Policies:
    -------------------------------

     Organization and Nature of Business - CNL American Properties Fund, Inc.
     -----------------------------------
     was organized in Maryland on May 2, 1994. CNL APF GP Corp. and CNL APF LP Corp., organized in Delaware in May 1998, are wholly owned subsidiaries of CNL American Properties Fund, Inc. CNL APF Partners, LP is a Delaware limited partnership formed in May 1998. CNL APF GP Corp. and CNL APF LP Corp. are the general and limited partners, respectively, of CNL APF Partners, LP. The term "Company" includes, unless the text otherwise requires, CNL American Properties Fund, Inc., CNL APF GP Corp., CNL APF LP Corp. and CNL APF Partners, LP. The Company was formed primarily for the purpose of acquiring, directly or indirectly through joint venture or co-tenancy arrangements, restaurant properties (the "Properties") to be leased on a long-term, triple-net basis to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The Company also provides financing (the "Mortgage Loans") for the purchase of buildings, generally by tenants that lease the underlying land from the Company. In addition, the Company offers furniture, fixtures and equipment financing through leases or loans (the "Secured Equipment Leases") to operators of restaurant chains.

     Principles of Consolidation - The Company accounts for its 85.47% interest
     ---------------------------
     in CNL/Corral South Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Company's consolidated joint venture. The Company accounts for its 55.38% interest in CNL/Lee Vista Joint Venture using the equity method because it shares control with the other joint venture partner. All significant intercompany balances and transactions have been eliminated.

     Real Estate and Lease Accounting - The Company records the acquisition of
     --------------------------------
     land, buildings and equipment at cost, including acquisition and closing costs. In addition, interest costs incurred during construction are capitalized. Land and buildings are generally leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs. In addition, the Company offers equipment financing through leases or loans. The Property leases are accounted for using either the direct financing or the operating method. The Secured Equipment Leases are accounted for using the direct financing method. Such methods are described below:

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


1.  Significant Accounting Policies - Continued:
    -------------------------------------------

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


1.  Significant Accounting Policies - Continued:
    --------------------------------------------

     Mortgage Loans - The Company accounts for loan origination fees and costs
     --------------
     incurred in connection with Mortgage Loans in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." This statement requires the deferral of loan origination fees and the capitalization of direct loan costs. The costs capitalized, net of the fees deferred, are amortized to interest income as an adjustment of yield over the life of the loans. The unpaid principal and accrued interest on the Mortgage Loans, plus the unamortized balance of such fees and costs are included in mortgage notes receivable (see Note 7). Provisions for uncollectible mortgage notes are established whenever it appears that future collection of principal on specific mortgage notes appears doubtful. The provision for uncollectible mortgage notes represents the difference between the carrying value at December 31 and the net realizable value management expects to receive relating to the mortgage note.

     Other Investments - The Company determines the appropriate classification
     -----------------
     of other investments at the time of purchase and reevaluates such designation at each balance sheet date. Other investments have been classified as available for sale and are carried at fair value, with unrealized holding gains and losses, if any, reported as a separate component of stockholders' equity and in the statement of comprehensive earnings, as applicable.

     Cash and Cash Equivalents - The Company considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds (some of which are backed by government securities) and certificates of deposit (with maturities of three months or less when purchased). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Organization Costs - Organization costs are amortized over five years using
     ------------------
     the straight-line method and are included in intangibles and other assets. As of December 31, 1998 and 1997, accumulated amortization totalled $14,318 and $10,318, respectively.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


1.  Significant Accounting Policies - Continued:
    -------------------------------------------

     Loan Costs - Loan costs incurred in connection with the Company's
     ----------
     $35,000,000 line of credit have been capitalized and are being amortized over the term of the loan commitment using the effective interest method. Income or expense associated with interest rate swap agreements related to the line of credit is recognized on the accrual basis as earned or incurred through an adjustment to interest expense. Loan costs are included in intangibles and other assets. As of December 31, 1998 and 1997, the Company had aggregate gross loan costs of $100,634. As of December 31, 1998 and 1997, accumulated amortization totalled $88,000 and $61,783, respectively.

     Income Taxes - The Company has made an election to be taxed as a real
     ------------
     estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Notwithstanding the Company's qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and property.

     Earnings Per Share - Basic earnings per share are calculated based upon net
     ------------------
     earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the reporting period. The Company does not have any dilutive potential common shares.

     Use of Estimates - Management of the Company has made a number of estimates
     ----------------
     and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

     New Accounting Standards - Effective January 1, 1998, the Company adopted
     ------------------------
     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires the reporting of net earnings and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net earnings. Currently, the Company's only component of comprehensive income is net earnings.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


1.  Significant Accounting Policies - Continued:
    -------------------------------------------

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

2.  Public Offerings:
    ----------------

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

3.  Leases:
    ------

     The Company leases its land, buildings and equipment to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." For Property leases classified as direct financing leases, the building portions of the majority of the leases are accounted for as direct financing leases while the land portions of these leases are generally accounted for as operating leases. Substantially, all Property leases have initial terms of 15 to 20 years (expiring between 2006 and 2018) and provide for minimum rentals. In addition, the majority of the Property leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Each tenant also pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options for the Property leases generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


3.  Leases - Continued:
    ------------------

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

4.  Land and Buildings on Operating Leases:
    --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                      1998                      1997
                                               ----------------          ----------------
Land                                               $210,451,742              $106,616,360
Buildings                                           169,708,652                95,518,149
                                               ----------------          ----------------
                                                    380,160,394               202,134,509
Less accumulated depreciation                        (6,242,782)               (2,395,665)
                                               ----------------          ----------------
                                                    373,917,612               199,738,844
Construction in progress                             20,033,256                 5,599,342
                                               ----------------          ----------------
                                                    393,950,868               205,338,186
Less allowance for loss on
 land and buildings                                    (611,534)                       --
                                               ----------------          ----------------

                                                   $393,339,334              $205,338,186
                                               ================          ================

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


4.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 1998:

1999                        $ 31,434,445
2000                          31,470,924
2001                          31,671,570
2002                          32,416,670
2003                          33,586,967
Thereafter                   461,430,511
                       -----------------

                            $622,011,087
                       =================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996

4.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

5.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of net investment in direct financing leases at December 31:

                                                              1998                     1997
                                                      -----------------         ----------------
Minimum lease payments
 receivable                                               $ 186,515,403             $ 98,121,853
Estimated residual values                                    17,680,858                6,889,570
Interest receivable from
 Secured Equipment Leases                                        81,690                   67,614
Less unearned income                                       (112,602,301)             (57,465,442)
                                                      -----------------         ----------------

Net investment in direct
 financing leases                                         $  91,675,650             $ 47,613,595
                                                      =================         ================

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

1999                        $ 11,883,992
2000                          12,078,426
2001                          11,850,358
2002                          11,753,228
2003                          11,536,216
Thereafter                   127,413,183
                       -----------------
                            $186,515,403
                       =================

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


6.   Investment in Joint Venture:
     ---------------------------

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

     The following presents the condensed financial information for the joint venture at:

                                                                         December 31,
                                                                  1998                    1997
                                                          ------------------      ------------------
Land and building on operating
 lease, less accumulated
 depreciation                                                $2,207,874                 $   --
Other assets                                                     31,757                     --
Liabilities                                                     647,066                     --
Partners' capital                                             1,592,565                     --
Revenues                                                         36,767                     --
Net income                                                       28,682                     --

     At December 31, 1998, the difference between the Company's carrying amount of its investment in joint venture and the underlying equity in the net assets of the joint venture was $104,698, less accumulated amortization of $1,013. This amount is being amortized on a straight-line basis over 30 years, the term of the joint venture agreement.

7.   Mortgage Notes Receivable:
     -------------------------

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


7.   Mortgage Notes Receivable - Continued:
     -------------------------------------

     During 1998, the Company accepted four Mortgage Loans in the aggregate principal sum of $2,901,742, collateralized by mortgages on the buildings of four Properties. These Mortgage Loans bear interest at rates ranging from 9.5% to 11 percent per annum and are being collected in monthly installments with maturity dates ranging from 2000 to 2014.

     Mortgage notes receivable consisted of the following at December 31:

                                                               1998                      1997
                                                         --------------           ---------------
Outstanding principal                                       $19,272,171               $16,662,418
Accrued interest income                                          79,034                   118,887
Deferred financing income                                       (95,575)                  (85,448)
Unamortized loan costs                                        1,012,677                   926,153
Provision for uncollectible
 mortgage notes                                                (636,614)                       --
                                                         --------------           ---------------

                                                            $19,631,693               $17,622,010
                                                         ==============           ===============

     Management believes that the estimated fair value of mortgage notes receivable at December 31, 1998 and 1997 approximated the outstanding principal amount, net of the provision for uncollectible mortgage notes, based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

8.   Equipment Notes Receivable:
     --------------------------

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


8.   Equipment Notes Receivable - Continued:
     --------------------------------------

     Equipment notes receivable consisted of the following at December 31:

                                                               1998                     1997
                                                         --------------           ---------------

Outstanding principal                                       $19,100,118               $13,225,000
Accrued interest income                                         119,113                   323,044
Deferred financing income                                        (4,344)                       --
Unamortized loan costs                                          162,493                        --
                                                         --------------           ---------------

                                                            $19,377,380               $13,548,044
                                                         ==============           ===============

     Management believes that the estimated fair value of equipment notes receivable at December 31, 1998 and 1997 approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

9.   Other Investments:
     -----------------

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


9.   Other Investments - Continued:
     -----------------------------

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

10.  Line of Credit:
     --------------

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

     During 1996, the Company entered into interest rate swap agreements with a commercial bank to reduce the impact of changes in interest rates on its floating rate debt. The agreements effectively change the Company's interest rate exposure on notional amounts totalling approximately $2,110,000 of the outstanding floating rate notes to fixed rates ranging from 8.75% to nine percent per annum. The notional amounts of the interest rate swap agreements amortize over the period of the agreements which approximate the term of the related

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


10.  Line of Credit - Continued:
     --------------------------

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

11.  Redemption of Shares:
     --------------------

     In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem shares, subject to certain conditions and limitations. During the year ended December 31, 1998, 69,514 shares were redeemed at $9.20 per share ($639,528) and retired from shares outstanding of common stock.

12.  Stock Issuance Costs:
     --------------------

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


13.  Distributions:
     -------------

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


14.  Related Party Transactions - Continued:
     --------------------------------------

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


14.  Related Party Transactions - Continued:
     --------------------------------------

     The Advisor and its affiliates provide accounting and administrative services to the Company on a day-to-day basis as well as services in connection with the offering of shares. For the years ended December 31, 1998, 1997 and 1996, expenses incurred for these services were classified as follows:

                                                     1998               1997               1996
                                               ---------------    ---------------    ---------------

Stock issuance costs                                $3,103,046         $1,676,226         $  769,225
General operating
  and administrative
  expenses                                           1,189,471            556,240            334,603
                                               ---------------    ---------------    ---------------

                                                    $4,292,517         $2,232,466         $1,103,828
                                               ===============    ===============    ===============

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


14.  Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties consisted of the following at December 31:

                                                                1998                   1997
                                                          ---------------        ---------------
Due to the Advisor:
  Expenditures incurred
    on behalf of the Company
    and accounting and
    administrative services                                    $1,238,148             $  126,205
  Acquisition fees                                                 39,788                386,972
                                                                1,277,936                513,177
                                                          ---------------        ---------------

Due to CNL Securities Corp:
  Commissions                                                      30,528                940,520
  Marketing support and due
    diligence expense reim-
    bursement fees                                                     --                 63,097
                                                                   30,528              1,003,617
                                                          ---------------        ---------------

Due to other affiliates                                                --                  7,500
                                                          ---------------        ---------------

                                                               $1,308,464             $1,524,294
                                                          ===============        ===============

15.    Concentration of Credit Risk:
       -----------------------------

     The following schedule presents rental, earned and interest income from individual lessees or borrowers, or affiliated groups of lessees or borrowers, each representing more than ten percent of the Company's total rental, earned income and interest income from its Properties, Mortgage Loans, Secured Equipment Leases and Certificates for each of the years ended December 31:

                                                          1998               1997              1996
                                                    ---------------    --------------    ---------------

Foodmaker, Inc.                                          $4,101,214        $1,980,338         $      N/A
Houlihan's Restaurants, Inc.                                    N/A         1,847,574                N/A
Golden Corral Corporation                                       N/A               N/A            577,003
Castle Hill Holdings V, L.L.C.,
 Castle Hill Holdings VI, L.L.C.
 and Castle Hill Holdings VII,
 L.L.C.                                                         N/A         2,636,004          1,699,986

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


15.  Concentration of Credit Risk - Continued:
     ----------------------------------------

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

                  Years Ended December 31, 1998, 1997 and 1996


17.  Subsequent Events:
     -----------------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of December, 1999.

  CNL AMERICAN PROPERTIES FUND, INC.

  By:  CURTIS B. McWILLIAMS
  Chief Executive Officer

  /s/ Curtis B. McWilliams
  ------------------------
  CURTIS B. McWILLIAMS