Form 10-K
period 1999-12-31
CNL AMERICAN PROPERTIES FUND INC
filed 2000-03-30
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 001-15581

                       CNL AMERICAN PROPERTIES FUND, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                      59-3239115
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                             450 South Orange Avenue
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 540-2000

          Securities registered pursuant to Section 12 (b) of the Act:

        Title of each class:               Name of exchange on which registered:
               None                                     Not Applicable

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant has made three offerings of Shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. The number of Shares held by non-affiliates as of March 19, 2000 was 37,335,919. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $20 per Share.

         The number of Shares of common stock outstanding as of March 29, 2000 was 43,495,919.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Registrant incorporates by reference portions of the CNL American Properties Fund, Inc. Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 29, 2000.

                                     PART I


Item 1.  Business

         CNL American Properties Fund, Inc. is a real estate investment trust, or REIT. The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its direct and indirect subsidiaries. These subsidiaries include CNL APF Partners, LP, a Delaware limited partnership formed in May 1998, and CNL APF GP Corp. and CNL APF LP Corp., the general and limited partner, respectively, of CNL APF Partners, LP. As a result of the merger on September 1, 1999 (see "Mergers"), subsidiaries also include CNL Fund Advisors, Inc., CNL Financial GP Holding Corp., CNL Financial LP Holding, LP, CNL Financial Services GP Corp. and CNL Financial Services, LP.

         The Company provides a complete range of financial, development and other real estate services to operators of national and regional restaurant chains. The Company's ability to offer complete "turn-key," build-to-suit development services, from site selection to construction management, together with its ability to provide its customers with financing options, such as triple-net leasing, mortgage loans and secured equipment financing, makes the Company a preferred provider for all of the real estate related business needs of operators of national and regional restaurant chains.

         The Company was formed in May 1994, at which time it received initial capital contributions of $200,000 for 10,000 Shares of common stock ("Shares"). Since inception, the Company has completed three separate public offerings of Shares of common stock. The Company received the final proceeds of $210,736 from its third public offering of common stock in January 1999, at which point the Company had received aggregate subscription proceeds from its three offerings of $747,464,420 (37,373,221 Shares), including $5,572,261 (278,613 Shares) issued through the Company's reinvestment plan. Net proceeds to the Company from its three offerings and the initial capital contributions, after deduction of stock issuance costs, totaled $670,351,200, all of which have been invested in Properties or Mortgage Loans.

         On May 27, 1999, the stockholders approved a one-for-two reverse split of common stock that was effective on June 3, 1999 with the filing of the amended Articles of Incorporation with the Maryland Department of Assessments and Taxation. In connection with the reverse split of common stock, the Company elected to retire 2,545 fractional Shares ($50,891). All share and per share amounts have been restated herein to reflect the one-for-two reverse stock split.

         As of December 31, 1999, the Company had total assets of over $1.1 billion and a portfolio consisting of investments in 661 restaurant properties. Generally, the real estate (the "Properties") owned by the Company consist of land and buildings subject to long-term (generally, 15 to 20 years, plus renewal options for an additional 10 to 20 years), triple-net leases. Triple-net leases generally provide that the tenants bear responsibility for all of the costs and expenses associated with the ongoing maintenance and operations of the leased restaurant properties, including utilities, property taxes, insurance and structural repairs. The Company structures the leases of its Properties to provide for payment of base annual rent with (i) automatic increases in base rent and/or (ii) percentage rent based on gross sales above a certain level. Mortgage financing (the "Mortgage Loans") involves lending money at a specified interest rate to owners of restaurant properties and securing that loan with a mortgage lien on the restaurant property. Management believes that the economic effects of the Mortgage Loans are similar to those of its leases (generally with full repayment in 15 to 20 years). Securitizing mortgages involves bundling a group of mortgages into an investment entity, usually a trust, and selling securities of that entity to the public.

         As of March 11, 2000, the Company owned a portfolio of 672 Properties located across the United States which are leased to operators of certain national and regional fast food, family-style and casual dining restaurant chains, as described below in Item 2. Properties.

         Currently, the Company's primary investment objectives are to preserve, protect, and enhance the Company's assets, while (i) providing quarterly distributions, (ii) providing fixed income through the receipt of base rent, as well as increase the Company's income (and distributions) and protection against inflation through automatic increases in base rent and receipt of percentage rent, and fixed income through the receipt of payments from Mortgage Loans and secured equipment leases, (iii) qualifying as a REIT for federal income tax purposes and (iv) providing stockholders of the Company with liquidity of their investment (although liquidity cannot be assured thereby) through listing the Shares of the Company on the New York Stock Exchange or other national exchange or over-the-counter market ("Listing").

         The Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or a Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness. The Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company. If Listing occurs, the Company intends to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT. If Listing does not occur by December 31, 2005, the Company will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

         In deciding the precise timing and terms of Property sales, the Company, subject to the approval of the Board of Directors, will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations. The terms of certain leases, however, may require the Company to sell a Property at an earlier time if the tenant exercises its option to purchase a Property after a specified portion of the lease term has elapsed. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain tenants. In connection with sales of Properties by the Company, purchase money obligations may be taken by the Company as part payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

         The Company does not anticipate selling the Secured Equipment Leases prior to expiration of the lease term, except in the event that the Company undertakes orderly liquidation of its assets.

Mergers

         The Company's goal is to be a leading provider of financial, development, advisory and other real estate services to operators of national restaurant chains. In furtherance of this goal, on September 1, 1999, the Company became internally advised and gained complete acquisition, development and in-house management functions by acquiring its external advisor, CNL Fund Advisors, Inc. (the "Advisor"), through the exchange of 100% of the outstanding Shares of common stock of the Advisor for 3.8 million Shares ($76,000,000) of the Company's common stock. Because prior to September 1, 1999, the Company has had no employees since its inception, the Advisor provided these functions on behalf of the Company and was responsible for the day-to-day operations of the Company, including raising capital, investment analysis, acquisitions, due diligence, asset management and accounting services. The acquisition of the Advisor also provides the Company with restaurant development capabilities including site selection, construction management and build-to-suit development.

         In addition, to increase its financing capabilities and expand its mortgage loan portfolio, the Company acquired CNL Financial Corporation and CNL Financial Services, Inc. which are referred to, together, as the CNL Restaurant Financial Services Group, at the same time that it acquired the Advisor. The CNL Restaurant Financial Services Group makes and services mortgage loans, and securitizes a portion of such loans, to operators of national and regional restaurant chains comparable to the restaurant chain operators that currently are tenants of the Company. The Company acquired CNL Restaurant Financial Services Group through the exchange of 100% of the outstanding Shares of common stock of these entities for 2.35 million Shares ($47,000,000) of the Company's common stock.

         Upon consummation of the mergers on September 1, 1999, all employees of the acquired entities became employees of the Company, and any obligations for the Company to pay fees to the Advisor (such as acquisition fees and asset management fees) under the advisory agreement between the Company and the Advisor terminated.

Leases

         As of December 31, 1999, the Company had acquired, either directly or indirectly through joint venture arrangements, 661 Properties, which are generally subject to long-term, triple-net leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. The leases of the Properties owned by the Company and the joint ventures in which the Company is a co-venturer, generally provide for initial terms ranging from 15 to 20 years and expire between 2005 and 2024. The leases are on a triple-net basis which means the lessee is responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $41,000 to $328,000. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year or ten-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 569 of the Company's 661 Properties also have been granted options to purchase the Property at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. The option purchase price may equal the Company's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Company's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Company wishes to sell the Property subject to that lease, the Company first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Company has received for the sale of the Property.

         In connection with the acquisition of 28 Properties acquired during 1999 that are building only, the tenant under the ground lease assigned its leasehold interest in the premises to the Company, and in connection therewith, the tenant, landlord under the ground lease, and Company entered into a Landlord Estoppel and Consent Agreement pursuant to which the tenant is responsible for all obligations under the ground lease and the Company is provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the ground lease.

         During the period January 1, 2000 through March 11, 2000, the Company acquired 11 additional Properties (seven of which are under construction). The leases for these Properties are substantially the same as those described above.

Major Tenants

         During 1999, no single lessee, borrower or restaurant chain contributed more than ten percent of the Company's total rental, earned, investment income and interest income relating to its Properties, Mortgage Loans, Secured Equipment Leases and certificates. Because the Company has not completed its investment in Properties, Mortgage Loans and Secured Equipment Leases, it is not possible to determine which lessees, borrowers or restaurant chains will contribute more than ten percent of the Company's rental, earned, investment income and interest income during 2000 and subsequent years. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's rental, earned, investment income and interest income in future years, any failure of such lessees, borrowers or restaurant chains could materially affect the Company's income. As of December 31, 1999, no single lessee or borrower, or group of affiliated lessees or borrowers leased Properties or was the borrower under Mortgage Loans with an aggregate carrying value, in excess of 20 percent of total assets of the Company.

Mortgage Loans Held for Sale

         The Mortgage Loans represent first mortgage loans on the land and/or building comprising approximately $52.4 million in fixed-rate loans and approximately $1.5 million in variable-rate loans. Variable rate construction loans totaled approximately $9.6 million at December 31, 1999. The fixed-rate loans carry a weighted average interest rate of 9.97%. The variable-rate loans carry interest rates that adjust monthly based on a 30-day LIBOR plus a margin (average interest rate was 10.5% at December 31, 1999). The Mortgage Loans are being collected in monthly installments with maturity dates ranging from 2000 to 2019.

Secured Equipment Loans

         The Company entered into several promissory notes with several borrowers for equipment and other financing for a total of $26,470,671. The promissory notes are collateralized by restaurant equipment. The promissory notes bear interest at rates ranging from ten percent to 11 percent per annum and are being collected in monthly installments with maturity dates ranging from 2000 to 2006.

Other Investments

         In August 1998, the Company acquired an investment in certain franchise loan certificates ("the 1998 Certificates") issued in connection with a mortgage loan securitization transaction sponsored by CNL Financial Corporation, which was an affiliate prior to its acquisition by the Company in 1999. (see "Mergers"). In 1998, the Company classified these investments as available for sale for accounting purposes and as of December 31, 1998 their carrying value of $16,201,014 approximated fair value. During 1999, the Company reassessed the classification of the 1998 Certificates and transferred the certificates from the available for sale category to the held to maturity category.

         In connection with the merger on September 1, 1999 with CNL Restaurant Financial Services Group (see "Mergers"), the Company acquired investments in an interest only certificate and other residual interests which are classified as available for sale and are carried at fair market value.

         In August 1999, the Company created a $500 million loan sale facility syndicated with two third parties. This facility permits the Company to sell loans on a regular basis to a trust at an agreed upon advance rate. The Company retained a residual interest from loans sold as of December 31, 1999, which is included in the accompanying consolidated balance sheet as other investments and is classified as a trading security and carried at its estimated fair market value.

         Certain Mortgage Loans originated or purchased by the Company were securitized in November 1999 and Franchise Loan Trust Certificates were sold to investors. The Company retained certain subordinated investment securities, ("the 1999 Certificates"). The 1999 Certificates were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained interests based on their relative fair values. Approximately $7.7 million of the 1999 Certificates are classified as available for sale and are carried at fair market value based on estimated discounted cash flows. The remaining balance of approximately $13.4 million of the 1999 Certificates have a weighted average remaining term of approximately 18 years and are classified as held to maturity.

Borrowing

         Credit Facility

         At December 31, 1998, the Company had a revolving $35,000,000 unsecured line of credit with a bank which enabled the Company to receive advances to purchase and develop Properties, to fund Mortgage Loans and to provide equipment financing. In June 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $300,000,000 (the "Credit Facility"), which replaced the line of credit. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure up to a maximum rate of 200 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance. The principal balance, together with all unpaid interest, is due in full upon termination of the facility on June 9, 2002.

         Note Payable

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147,000,000 which will expire in October 2002. The proceeds of the Secured Credit Facility are intended to be used for Property acquisitions. Borrowings under the Secured Credit Facility bear interest at the rate of commercial paper plus 56 basis points per annum. The Secured Credit Facility is collateralized by mortgages on Properties and an assignment of rents.

         Mortgage Warehouse Facility

         At December 31, 1999, the Company had a one year $300 million mortgage warehouse facility ("Warehouse Facility"). The Warehouse Facility provides the Company the ability to provide mortgage financing to restaurant franchisees and periodically securitize the loans through the securitization market. The facility bears interest at a rate of LIBOR plus 95 basis points per annum.

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

         The Company will be competing with other persons and entities both to locate suitable Properties to acquire and to locate purchasers for its Properties. The Company also will compete with other financing sources such as banks, mortgage lenders and sale/leaseback companies for suitable tenants for its Properties, borrowers for its Mortgage Loans and lessees and borrowers for its Secured Equipment Leases.

Employees

         As of December 31, 1999, the Company had 133 associates.

Item 2.  Properties

         As of December 31, 1999, the Company owned, either directly or indirectly through joint venture arrangements, 661 Properties, located in 40 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

         As of December 31, 1999, the Company owned 613 of the 661 Properties in fee simple and three properties through joint venture arrangements.

         As of December 31, 1999, 45 of the 661 Properties owned by the Company consisted of building only. The Company does not own the underlying land. In connection with the acquisition of each of these Properties, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord, as described in
Item 1. Business-Leases.

         As of December 31, 1999 the Company had pledged 130 Properties as collateral related to the Secured Credit Facility.

         During the period January 1, 2000 through March 11, 2000, the Company acquired 11 additional Properties (seven of which were under construction), for cash at a total cost of approximately $10,500,000, excluding development costs and certain acquisition expenses. The leases of these Properties are substantially the same as the leases described in Item 1. Business -- Leases.

         The Company currently is negotiating to acquire additional properties, but as of March 11, 2000, had not acquired any such properties.

Description of Properties

         Land. The Company's Property lot sizes range from approximately 4,000 to 199,000 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Company as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

                                                                            Total Number of
                    State                                                Restaurant Properties
                   Alabama                                                          22
                   Arizona                                                          20
                   California                                                       36
                   Colorado                                                         12
                   Connecticut                                                      1
                   Delaware                                                         1
                   Florida                                                          80
                   Georgia                                                          23
                   Idaho                                                            3
                   Illinois                                                         25
                   Indiana                                                          10
                   Iowa                                                             6
                   Kansas                                                           13
                   Kentucky                                                         9
                   Louisiana                                                        10
                   Maryland                                                         9
                   Michigan                                                         16
                   Minnesota                                                        11
                   Mississippi                                                      8
                   Missouri                                                         32
                   Nebraska                                                         3
                   Nevada                                                           4
                   New Hampshire                                                    2
                   New Jersey                                                       7
                   New Mexico                                                       4
                   New York                                                         4
                   North Carolina                                                   22
                   Ohio                                                             55
                   Oklahoma                                                         10
                   Oregon                                                           7
                   Pennsylvania                                                     9
                   Rhode Island                                                     1
                   South Carolina                                                   13
                   Tennessee                                                        38
                   Texas                                                            83
                   Utah                                                             4
                   Virginia                                                         20
                   Washington                                                       13
                   West Virginia                                                    12
                   Wisconsin                                                        3
                                                                                  =======
                   TOTAL PROPERTIES                                                661
                                                                                  =======

         Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,300 to 12,700 square feet. Generally, buildings on Properties owned by the Company are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, 45 of the Company's Properties were under construction or renovation. As of December 31, 1999, the Company had no plans for renovations of its remaining 616 Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 39 years for federal income tax purposes. As of December 31, 1999, the aggregate cost basis of the Properties owned by the Company (including Properties owned through joint ventures) for federal income tax purposes was $452,349,747.

         The following table lists the Properties owned by the Company as of December 31, 1999 by restaurant chain.

               Restaurant Chain                                                       Number of Properties
               Golden Corral                                                                     48
               Jack in the Box                                                                   65
               Bennigan's                                                                        27
               IHOP                                                                              46
               Steak & Ale                                                                       20
               Boston Market                                                                     23
               Darryl's                                                                          15
               Applebee's                                                                        16
               Black-Eyed Pea                                                                    26
               Pollo Tropical                                                                    11
               Arby's                                                                            38
               Chevy's Fresh Mex                                                                 26
               Ground Round                                                                      13
               Burger King                                                                       36
               Big Boy                                                                           29
               Denny's                                                                           15
               Other                                                                            207
                                                                                               =====
               TOTAL:                                                                           661
                                                                                               =====

         Management   considers  the  Properties  to  be   well-maintained   and
sufficient for the Company's operations.

         Management believes that the Properties are adequately covered by insurance. In addition, the Company has obtained contingent liability and property coverage. This insurance is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         Leases. The Company leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish restaurant buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its restaurant chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Company are described in Item 1. Business - Leases.

         At December 31, 1999, 1998, 1997, 1996 and 1995, the Properties were 97%, 99%, 100%, 100% and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                    1999               1998               1997              1996              1995
                                --------------     --------------    ---------------    -------------     -------------
Rental Revenues (1)                $61,907,812       $33,129,661        $15,490,615       $ 4,357,298        $ 539,776
Properties (2)                             642               408                244                94               18
Average Rent Per Property            $  96,430         $  81,200          $  63,486         $  46,354        $  29,988

(1) Rental income includes the Company's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Company has established an allowance for doubtful accounts. Rents do not include Properties under construction at December 31, 1999.

(2) Excludes Properties that were vacant at December 31 and that did not generate rental revenues during the year.

         The following table lists Properties owned by the Company as of December 31, 1999 by tenant and includes average age of buildings, annualized total rental revenue and percent of total revenue. To calculate annualized total rental revenue the Company used, for each restaurant Property owned and leased at December 31, 1999, the monthly rental revenue, for that Property and multiplied that number by 12 to present the annualized rental revenues for a 12 month period. The Company has not included any contingent rental income in the calculation of annualized total rental revenue.


                                                Total Number
                                                    of
                                                Restaurant       Average Age       Annualized         Percent of
                                                Properties       of Buildings      Total Rental       Total Rental
Tenant                                              (1)             (years)         Revenue(2)         Revenue
                                               --------------    --------------    -------------    --------------
S&A Properties Corporation                            42              17.4            7,838,068           10.6%
Jack in the Box Inc. (formerly Foodmaker, Inc.)       57               1.8            7,367,459           10.0%
Golden Corral Corporation                             40               1.6            5,743,081            7.8%
IHOP Corp.                                            46               2.5            5,490,191            7.4%
Houlihan's Restaurants, Inc                           20              19.4            3,221,535            4.4%
Woodland Group, Inc.                                  10               4.4            1,607,326            2.2%
Chevy's, Inc.                                         26               1.4            6,386,685            8.6%
Phoenix Restaurant Group                              32               5.8            3,658,424            4.9%
Boston Chicken, Inc                                   16               2.4            2,021,114            2.7%
Carrols Corporation                                   14               6.5            2,127,135            2.9%
RTM, Inc.                                             26               2.5            2,023,786            2.7%
Vicorp Restaurants, Inc.                              14              18.1            2,086,908            2.8%
Burger King Corporation                               14              18.1            1,463,217            2.0%
Other                                                285               6.9          $22,989,674           31.0%
                                                    -----                          -------------      ----------
Total                                                642                            $74,024,603          100.0%
                                                    =====                          =============      ==========

(1) Excludes Properties that were vacant at December 31, 1999 and that did not generate rental revenues during the year.

(2) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.

         The following table shows the aggregate number of leases in the Company's Property portfolio which expire each calendar year through the year 2014, as well as the number of leases which expire after December 31, 2014. The table does not reflect the exercise of any of the renewal options provided to the tenant under the terms of such leases.

                                                                                 Base Rent
                                                                --------------------------------------------
         Year                              Number (3)               Amount(1)                 Percent
         ----                           ------------------      ------------------       -------------------
          2000                                    --                     $    --                     --
          2001                                    --                          --                     --
          2002                                     2                     209,635                   0.3%
          2003                                     1                      63,663                   0.1%
          2004                                     1                      67,225                   0.1%
          2005                                     8                     892,500                   1.2%
          2006                                     7                     621,115                   0.8%
          2007                                    --                          --                     --
          2008                                     2                     140,190                   0.2%
          2009                                     2                      56,633                   0.1%
          2010                                     9                     943,940                   1.3%
          2011                                    23                   3,199,740                   4.3%
          2012                                    39                   5,281,189                   7.1%
          2013                                    47                   5,501,891                   7.4%
          2014                                   109                  11,948,792                  16.1%
       Thereafter                                406                  45,098,090                  61.0%
                                            ---------             ---------------             ----------
       Total (2)                                 656                 $74,024,603                 100.0%
                                            =========             ===============             ==========

(1) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.

(2) The number of leases and base rent exclude leases of five Properties with aggregate original base rental income of $459,295 for which the leases have been terminated. Base rent also excludes base rental income attributable to 45 Properties under construction at December 31, 1999.

(3) Includes 14 Properties for which the Company did not receive rental payments during the year ended December 31, 1999.


Item 3.  Legal Proceedings

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

         On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.



                                     PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 2000, there were 32,270 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on the New York Stock Exchange or other national securities exchange or over-the-counter market no later than December 31, 2005, there is no assurance that listing will occur and if listing occurs there is no assurance that a public market for the Shares will develop. In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Shares, subject to certain conditions and limitations. As of December 31, 1999, the redemption plan was terminated. During the year ended December 31, 1998, 34,757 Shares were redeemed at $18.40 per Share ($639,528) and retired from Shares outstanding of common stock. As of December 31, 1999, the capital contribution per Share was $20.

         The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 1999 and 1998, the Company declared cash distributions of $60,078,825 and $39,449,149, respectively, to stockholders. For federal income tax purposes, 97 percent and 85 percent of distributions paid in 1999 and 1998, respectively, were considered to be ordinary income and three percent and 15 percent, respectively, were considered to be a return of capital. No amounts distributed to stockholders for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per Share:



                                 First             Second             Third             Fourth             Year
                             --------------    ---------------    --------------    ---------------   ---------------
  1999 Quarter

  Total distributions
      declared                  $14,237,405        $14,238,745       $15,020,274       $16,582,401        $60,078,825
  Distributions per
      Share                            0.38               0.38              0.38              0.38               1.52


  1998 Quarter

  Total distributions
      declared                   $7,281,343         $8,711,463       $10,467,640       $12,988,703        $39,449,149
  Distributions per
      Share                            0.38               0.38              0.38              0.38               1.52

         In each of January, February and March 2000, the Company declared distributions to stockholders of $5,527,461 ($0.12708 per Share) payable in March 2000.

         The Company intends to continue to declare distributions of cash to the stockholders. The Company expects that future distributions will be declared on a quarterly basis.

Item 6.  Selected Financial Data

                                            1999              1998            1997            1996            1995
                                       ----------------  ---------------- --------------  --------------  --------------
Year ended December 31:
     Revenues                             $ 75,500,597      $ 42,187,037   $19,457,933      $ 6,206,684      $  659,131
     Net earnings/(loss)                   (49,837,334 )      32,152,408    15,564,456        4,745,962         368,779
     Cash distributions declared            60,078,825        39,449,149    16,854,297        5,436,072         638,618
     Funds from operations (1)              44,384,300        37,348,119    17,732,888        5,355,464         471,670
     Earnings/(loss) per Share (2)               (1.26 )            1.21          1.33             1.18            0.39
     Cash distributions declared
         per Share (2)                            1.52              1.52          1.49             1.41            0.62
     Weighted average number of
         Shares outstanding (2)(3)          39,402,941        26,648,219    11,711,934        4,035,835         949,175

At December 31:
     Total assets                       $1,138,192,793      $680,352,013  $339,077,762     $134,825,048    $ 33,603,084
     Total stockholders' equity            672,214,104       660,810,286   321,638,101      122,867,427      31,980,648

(1) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of assets, plus depreciation and amortization of real estate assets, plus amortization of direct financing leases and after adjustments for unconsolidated partnerships and joint ventures, plus an addback for non-recurring charges such as the advisor acquisition expense and transaction costs. (Net earnings determined in accordance with GAAP include the noncash effect of straight-lining rent increases throughout the lease term and/or rental payments during the construction of a property prior to the date it is placed in service. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the years ended December 31, 1999, 1998, 1997, 1996 and 1995, net earnings included $5,143,552, $2,734,767,
         $1,941,054, $517,067 and $39,142, respectively, of these amounts.) FFO was restated by the Company for the years ended December 31, 1997, 1996 and 1995 to add back the amortization of direct financing leases. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and
         (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITS because these REITS may not apply the definition of FFO in the same manner as the Company.

(2) All Share and per Share amounts have been restated herein to reflect the one-for-two reverse stock split.

(3) The weighted average number of Shares outstanding for 1995 is based upon the period the Company was operational.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   The Company

         CNL American Properties Fund, Inc. is a real estate investment trust, or REIT. The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its direct and indirect subsidiaries. These subsidiaries include CNL APF Partners, LP, a Delaware limited partnership formed in May 1998, and CNL APF GP Corp. and CNL APF LP Corp., the general and limited partner, respectively, of CNL APF Partners, LP. As a result of the merger on September 1, 1999 (see "Mergers"), subsidiaries also include CNL Fund Advisors, Inc., CNL Financial GP Holding Corp., CNL Financial LP Holding, LP, CNL Financial Services GP Corp. and CNL Financial Services, LP.


         The Company provides a complete range of financial, development and other real estate services to operators of national and regional restaurant chains. The Company's ability to offer complete "turn-key," build-to-suit development services, from site selection to construction management, together with its ability to provide its customers with financing options, such as triple-net leasing, mortgage loans and secured equipment financing, makes the Company a preferred provider for all of the real estate related business needs of operators of national and regional restaurant chains.

         As of December 31, 1999, the Company had total assets of over $1.1 billion and a portfolio consisting of investments in 661 restaurant properties. Generally, the real estate (the "Properties") owned by the Company consists of land and buildings subject to triple-net leases. Triple-net leases generally provide that the tenants bear responsibility for all of the costs and expenses associated with the ongoing maintenance and operations of the leased restaurant properties, including utilities, property taxes, insurance and structural repairs. Mortgage financing (the "Mortgage Loans") involves lending money at a specified interest rate to owners of restaurant properties and securing that loan with a mortgage lien on the restaurant property. Securitizing mortgages involves bundling a group of mortgages into an investment entity, usually a trust, and selling securities of that entity to the public.

                         Liquidity and Capital Resources

Common Share Offerings

         The Company was formed in May 1994, at which time it received initial capital contributions of $200,000 for 10,000 Shares of common stock. Since inception, the Company has completed three separate public offerings of Shares of common stock. The Company received the final proceeds of $210,736 from its third public offering of common stock in January 1999, at which point the Company had received aggregate subscription proceeds from its three offerings of $747,464,420 (37,373,221 Shares), including $5,572,261 (278,613 Shares) issued through the Company's reinvestment plan. Net proceeds to the Company from its three offerings and the initial capital contributions, after deduction of stock issuance costs, totaled $670,351,200, all of which have been invested in Properties or Mortgage Loans.

         On May 27, 1999, the stockholders approved a one-for-two reverse split of common stock that was effective on June 3, 1999 with the filing of the amended Articles of Incorporation with the Maryland Department of Assessments and Taxation. All share and per share amounts have been restated herein to reflect the one-for-two reverse stock split.

Debt Financing

         Line of Credit

         At December 31, 1998, the Company had a revolving $35,000,000 unsecured line of credit with a bank which enabled the Company to receive advances to provide equipment financing, to purchase and develop Properties and to fund Mortgage Loans. In June 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $300,000,000 (the "Credit Facility"). In connection with obtaining the amended Credit Facility, the Company incurred commitment fees, legal fees and closing costs. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure up to a maximum rate of 200 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance. As of December 31, 1999, the weighted average interest rate for interest paid over the prior year was 6.99%. The principal balance, together with all unpaid interest, is due in full upon termination of the facility on June 9, 2002. The terms of the agreement for the amended Credit Facility include financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of December 31, 1999.

         The Company believes, based on current terms, that the carrying value of its Credit Facility at December 31, 1999 and 1998 approximates fair value.

         In June 1999, in connection with the amended Credit Facility, the Company entered into an interest rate swap agreement. The purpose of the interest rate swap agreement is to reduce the impact of changes in interest rates on its floating rate Credit Facility. The agreement effectively changes the Company's interest rate on $75,000,000 of the outstanding floating rate Credit Facility to a fixed rate of 6.17% plus the spread above LIBOR on related debt per annum, as of December 31, 1999. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counterparty as they maintain long-term credit ratings of "A" or better, as rated by Moody's or Standard & Poors.

         The effective interest rate for the outstanding balance of $248,000,000 relating to the amended Credit Facility, as of December 31, 1999, as a result of the impact of the interest rate swap in the amount of $75,000,000 was 7.17% per annum.

         Note Payable

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147,000,000 which will expire in October 2002. The proceeds of the Secured Credit Facility are intended to be used for property acquisitions. Borrowings under the Secured Credit Facility bear interest at the rate of commercial paper plus 56 basis points per annum. As of December 31, 1999, the interest rate was 6.96%. The Secured Credit Facility is collateralized by mortgages on Properties and an assignment of rents. Under the terms of the Secured Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants as of December 31, 1999.

         Mortgage Warehouse Facility

         At December 31, 1999, the Company had a one year $300 million mortgage warehouse facility ("Warehouse Facility"). The Warehouse Facility provides the Company the ability to provide mortgage financing to restaurant franchisees and periodically securitize the loans through the securitization market. The facility bears an interest rate of LIBOR plus 95 basis points per annum. As of December 31, 1999 the interest rate was 6.77%. As of December 31, 1999, the Company had approximately $31 million outstanding under this Warehouse Facility. The Company believes, based on current terms, that the carrying value at December 31, 1999 approximates fair value.

         For the years ended December 31, 1999, 1998 and 1997, the Company incurred interest costs (including amortization of loan costs) of $14,094,524, $402,292 and $544,788, respectively, $3,889,327, $402,292 and $544,788, respectively, of which were capitalized as part of the cost of buildings under construction. For the years ended December 31, 1999, 1998 and 1997, the Company paid interest of $10,937,309, $338,569 and $502,680, respectively.

Interest Rate Risk

         As of December 31, 1999, the Company had $248,000,000, $140,504,000 and
$30,749,540 outstanding under its Credit Facility, Secured Credit Facility and Warehouse Facility, respectively. The Company has exposure to interest rate risk associated with the Credit Facility, Secured Credit Facility and Warehouse Facility due to the variable interest rates. The Company believes this risk has been mitigated with the interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt (see "Debt Financing").

         The Company invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. The Company's primary exposure is the risk of loss that may result from the potential change in the value of its mortgage loans held for sale and investments held for sale as a result of changes in interest rates.

Generally, from the time the fixed-rate mortgage loans are originated until the time they are sold through a securitization transaction, the Company hedges against fluctuations in interest rates through the use of derivative financial instruments (primarily interest rate swap contracts). The Company terminates certain of these contracts upon securitization of the related fixed-rate mortgage loans and, at that time, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the consolidated statement of operations. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

         The Company estimates that a hypothetical one percentage point increase in long-term interest rates at December 31, 1999 would impact the financial instruments described above and result in a change to net earnings of approximately $3 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate changes at December 31, 1999, it is not intended to predict future results and the Company's actual results will likely vary.

Acquisitions and Investments

         During the year ended December 31, 1999, the Company used the remaining net offering proceeds from its public offering of common stock, proceeds from its Credit Facility and Secured Credit Facility, the net sales proceeds from the sale of Properties and cash collected from the prepayment of Secured Equipment Leases to acquire 258 Properties (including 45 Properties on which a restaurant was being constructed or renovated as of December 31, 1999), to fund Mortgage Loans and to provide equipment financing. In connection with the purchase of each Property, the Company, as lessor, entered into a long-term, triple-net lease agreement. The buildings under construction or renovation are expected to be operational by June 2000.

         Since the merger on September 1, 1999 with CNL Restaurant Financial Services Group, described below, the Company also originated approximately $29 million in new mortgage loans through the Warehouse Facility and approximately $79 million through the off-balance sheet loan sale facility. The $29 million in originations was funded through the Mortgage Warehouse Facility and certain mortgages were subsequently securitized in November 1999 (see "Securitization").

         During the years ended December 31, 1999 and 1998, the Company incurred $6,185,005 and $17,317,297, respectively, in acquisition fees, based on the amount of offering proceeds received during the period and advances obtained from the Credit Facility, payable to CNL Fund Advisors, Inc. in connection with the acquisition of Properties, construction and renovation of Properties and investment in Mortgage Loans. As a result of the acquisition of the CNL Fund
Advisors, Inc. on September 1, 1999, the Company ceased to incur such acquisition fees, although, it will continue to incur acquisition expenses.

Mergers

         The Company's goal is to be a leading provider of financial, development, advisory and other real estate services to operators of national restaurant chains. In furtherance of this goal, on September 1, 1999, the Company became internally advised and gained complete acquisition, development and in-house management functions by acquiring its external advisor, CNL Fund Advisors, Inc. (the "Advisor"). Because the Company has had no employees since its inception, the Advisor provided these functions on behalf of the Company and was responsible for the day-to-day operations of the Company, including raising capital, investment analysis, acquisitions, due diligence, asset management and accounting services. The acquisition of the Advisor also provides the Company with restaurant development capabilities including site selection, construction management and build-to-suit development.

         On September 1, 1999, the Company acquired the Advisor through the exchange of 100% of the outstanding Shares of common stock of the Advisor for
3.8 million Shares ($76,000,000) of the Company's common stock. The acquisition of the Advisor was recorded under the purchase method of accounting. The Company expensed the excess purchase price (plus costs incurred related to the acquisition) over the fair value of the net assets acquired of $76,333,516.

         In addition, to increase its financing capabilities and expand its mortgage loan portfolio, the Company acquired CNL Financial Corporation and CNL Financial Services, Inc. which are referred to, together, as the CNL Restaurant Financial Services Group, at the same time that it acquired the Advisor. The CNL Restaurant Financial Services Group makes and services mortgage loans, and securitizes a portion of such loans, to operators of national and regional restaurant chains comparable to the restaurant chain operators that currently are tenants of the Company. The Company acquired CNL Restaurant Financial Services Group through the exchange of 100% of the outstanding Shares of common stock of these entities for 2.35 million Shares ($47,000,000) of the Company's common stock. The acquisition was recorded under the purchase method of accounting. The Company recognized the excess purchase price (plus costs incurred related to the acquisition) over the fair value of the net assets acquired, of $45,703,072 as goodwill. The Company recorded amortization expense relating to goodwill of $689,516 as of and for the year ended December 31, 1999.

         Upon consummation of the mergers on September 1, 1999, all employees of the acquired entities became employees of the Company, and any obligations for the Company to pay fees to the Advisor (such as acquisition fees and asset management fees) under the advisory agreement terminated.

         As consideration in its acquisition of the Advisor and CNL Restaurant Financial Services Group, the Company paid 6.15 million Shares. Of the 6.15 million Shares issued, 1.0 million are being held in escrow. The Shares held in escrow will be released to the former stockholders of the Advisor and the CNL Restaurant Financial Services Group based on the value of the restaurant
Properties acquired, Mortgage Loans made and development projects completed by the Company during the "escrow term". The "escrow term" began on September 1, 1999. If the Company fails, during the escrow term, to acquire restaurant Properties, make Mortgage Loans and complete development projects of at least $750 million in the aggregate, any Shares remaining in escrow at the end of the escrow term will be returned to the Company, and the former stockholders of the Advisor and CNL Restaurant Financial Services Group will no longer have any rights to such Company Shares. The Company's Board of Directors may, in its reasonable discretion, extend the escrow term for an additional six months following the escrow term if it reasonably believes that it is in the Company's best interest to do so. Management believes that the total number Shares will be released from escrow during the term beyond a reasonable doubt, and therefore, the Shares have been included in the acquisition price and included in issued and outstanding for financial reporting purposes, even though the unearned Shares are held in escrow at December 31, 1999. As of December 31, 1999, approximately 229,841 Shares have been released from escrow.

Securitization

         Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets, the credit quality of the Company's loans and compliance of the Company's loans with the eligibility requirements established by the securitization documents. Adverse changes in any of these factors could impair the Company's ability to originate and sell loans on a favorable or timely basis. The Company's inability to securitize loans may adversely affect the Company's financial performance and growth prospects. Accordingly, the cost of raising debt or equity capital may be higher in the future, which could adversely impact the Company's results of operations.

         As described above in "Mergers," in September 1999, APF expanded its financing capabilities by acquiring the CNL Restaurant Financial Services Group, which made and serviced mortgage loans to operators of national and regional restaurant chains comparable to the operators of national and regional restaurant chains that currently are tenants of the Company. As a result of this acquisition, the Company also "securitizes" mortgage loans. A mortgage loan securitization involves raising capital by combining a group of mortgage loans into a pool, creating securities that are backed by the combined pool and then issuing those securities to investors. The Company makes loans and securitizes them by selling them to a special purpose entity formed for the purpose of issuing certificates representing beneficial interest in the pool of mortgage loans. The Company receives the following from its securitizations: (i) the net proceeds from the sale of the certificates; (ii) income in the form of the "spread" or difference between the interest that is earned on the securitized mortgage loans, less transaction fees and expenses and any portfolio losses, and the interest earned on the certificates sold to third parties; and (iii) fees for servicing mortgage loans that were securitized.

         Additionally, the Company generally retains a subordinated interest in the mortgage loans, which because it is subordinated, generally bears interest at a higher rate than the mortgage loans as a whole. The acquisition of the CNL Restaurant Financial Services Group has provided a platform for the expansion of the Company's existing financing opportunities and, ultimately, is intended to increase cash available to be distributed to its stockholders. The Company believes securitization transactions may permit it to obtain additional capital with greater ease and at a lower cost at times when market conditions are not suitable for raising funds on economically attractive terms through the issuance of the Company's equity or debt securities.

         In November 1999, certain mortgage loans aggregating approximately $278.27 million were securitized and Franchise Loan Trust Certificates were sold to investors through a trust. This transaction is backed by fee simple mortgages, space leasehold mortgages, ground lease mortgages, and mortgages secured by equipment. The majority of the securitized loan pool was sold to third parties, while the Company retained subordinated investment securities approximating $21 million of the total mortgage loan pool balance (see "Other Investments"). The Company also retained the servicing rights on the mortgage loans sold. The Company received gross proceeds of approximately $278 million from the securitization transaction. The transaction resulted in a financial statement loss of approximately $1 million.

Other Investments

         In August, 1998 the Company acquired an investment in certain franchise loan certificates ("the 1998 Certificates") issued in connection with a mortgage loan securitization transaction sponsored by CNL Financial Corporation, which was an affiliate prior to its acquisition by the Company in 1999 (see "Mergers"). Certain of the 1998 Certificates bear interest at an 8.4% pass through rate with an effective yield of 11.46%. Other 1998 Certificates bear interest at adjustable pass through rates which generated an effective yield of 10.65% in 1999. In 1998, the Company classified these investments as available for sale for accounting purposes and as of December 31, 1998 their carrying value of $16,201,014 approximated fair value. During 1999, the Company reassessed the classification of the 1998 Certificates and transferred the certificates from the available for sale category to the held to maturity category. The estimated fair value of the 1998 Certificates at the transfer date of $16,199,792 approximated the carrying value resulting in no gains or losses at the time of transfer. At December 31, 1999 the carrying value of this investment was $16,201,732 which approximated its fair value and its weighted average remaining term range from approximately 14 to 16.5 years.

         In connection with the merger on September 1, 1999 (see "Mergers") the Company acquired investments in an interest only certificate and other residual interests with a fair market value of $5,965,941. The interest only certificate and the other residual interest are classified as available for sale and are carried at fair market value based on estimated discounted cash flows. The unrealized loss at December 31, 1999 was $177,119 and is shown as accumulated other comprehensive loss on the consolidated balance sheet.

         In August 1999 the Company created a $500 million loan sale facility syndicated with two third parties. The Company intends to use the proceeds from subsequent securitizations of mortgage loans to payoff this facility. This facility permits the Company to sell loans on a regular basis to a trust at an agreed upon advance rate. As of December 31, 1999 the Company had sold loans with an approximate principal balance of $300 million to the trust. The Company retained a residual interest which is included in the accompanying consolidated balance sheet as of December 31, 1999 as other investments and is classified as a trading security and carried at its estimated fair market value of $32,496,222.

         Certain mortgage loans originated or purchased by the Company were securitized in November 1999 and Franchise Loan Trust Certificates were sold to investors. The Company retained certain subordinated investment securities, ("the 1999 Certificates"). The 1999 Certificates totaling $21,142,843 at December 31, 1999 were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained interests based on their relative fair values. Approximately $7.7 million of the 1999 Certificates are classified as available for sale and are carried at fair market value based on estimated discounted cash flows. The remaining balance of approximately $13.4 million of the 1999 Certificates have a weighted average remaining term of approximately 18 years and are classified as held to maturity. Their carrying amounts approximated their fair value at December 31, 1999.

         The Company is subject to market risk in the event the value of the underlying mortgages decline.

Dispositions

         During 1999 and 1998, the Company sold six and three Properties, respectively. The Company received net proceeds of approximately $5,302,433 and $2,386,000, respectively, which resulted in a loss of $781,192 for financial reporting purposes in 1999. The net sales proceeds received in 1998 approximated the carrying value of the Properties, resulting in no gain or loss. The Company reinvested the proceeds from the sale of Properties in additional Properties.

         During 1999, the Company received proceeds from various borrowers for the prepayment of nine Secured Equipment Leases. The Company collected $2,252,766 which was approximately equal to the net investment in the direct financing leases at the time of the prepayment. As a result, no gain or loss was recognized for financial reporting purposes.

Capital Commitments

         In connection with the acquisition of the 45 Properties under construction or renovation at December 31, 1999, the Company entered into development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. In addition, the Company, as a result of the acquisition of the Advisor, has unfunded letters of commitment to develop Properties for specific tenants. The aggregate maximum development costs and unfunded letters of commitment the Company had agreed to pay as of December 31, 1999 were approximately $214,022,000, of which approximately $60,201,000 had been incurred as of December 31, 1999.

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers that are not reflected in the accompanying consolidated financial statements. These commitments, if accepted by the potential borrowers, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $108,165,000 at December 31, 1999 which includes both the Warehouse Facility and the off-balance sheet loan sale facility.

Cash and Cash Equivalents

         At December 31, 1999 and 1998, the Company had $46,011,592 and $125,207,377, (including certificates of deposit of $2,007,540 at December 31, 1998), respectively, invested in short-term, highly-liquid investments such as demand deposits at commercial banks and money markets with less than a 30-day maturity date. The decrease in the amount invested in short-term investments was primarily attributable to the Company investing in Properties, Mortgage Loans, and Secured Equipment Leases during 1999.

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

         Due to the fact that the Company generally leases its Properties on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Properties are adequately covered by insurance. The Company has obtained contingent liability and property coverage; this insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

         The   Company   expects   to  meet  its  other   short-term   liquidity
requirements, including Property acquisition and development and investment in Secured Equipment Leases, with additional advances under its Credit Facility and Secured Credit Facility. The Company also intends to meet short-term liquidity requirements through the use of its Warehouse Facility to fund the acquisition of Mortgage Loans, and use the proceeds from the subsequent securitizations of these Mortgage Loans to repay the Warehouse Facility.

         The Company expects to meet its long-term liquidity requirements through short or long-term, unsecured or secured debt financing or equity financing. As of March 11, 2000, the Company's only long-term liquidity requirements were the maturities of its Mortgage Warehouse Facility in 2000, Credit Facility in June 2002 and the Secured Credit Facility in October 2002.

         In addition, the management of APF has been in discussions with Bank of America regarding a potential strategic alliance. Assuming an agreement can be reached, management of APF believes that this strategic alliance will provide APF with an additional source of capital on favorable terms. It is management's desire to grow its ability to make triple-net lease and mortgage financings and to expand the financial services offered to the restaurant industry.

Distributions

         During the years ended December 31, 1999, 1998 and 1997, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $307,261,214, $39,116,275 and $17,076,214, respectively. Based primarily on cash from operations, the Company declared and paid distributions to its stockholders of $60,078,825, $39,449,149 and $16,854,297 during the years ended December 31,
1999, 1998 and 1997, respectively. In addition, on each of January 1, February 1 and March 1, 2000, the Company declared distributions to its stockholders of $5,527,461, payable in March 2000. For the years ended December 31, 1999, 1998 and 1997, approximately 97 percent, 85 percent and 93 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately three percent, 15 percent and seven percent, respectively, were considered a return of capital for federal income tax purposes. However, no amounts distributed or to be distributed to the stockholders as of March 11, 2000, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Amounts Due To Related Parties

         During the years ended December 31, 1999, 1998 and 1997, and prior to the acquisition of the Advisor (see "Mergers") the Advisor and its affiliates incurred on behalf of the Company $124,031, $4,228,480 and $2,351,244, respectively, for certain offering expenses, $579,206, $1,113,580 and $514,908, respectively, for certain acquisition expenses, and $4,438,798, $924,683 and $368,516, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Company owed its affiliates $1,809,237 and $1,608,670, respectively, for such amounts, unpaid fees and administrative expenses (including services for accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations) and for soliciting dealer servicing fees. As of March 11, 2000, the Company had reimbursed all such amounts. In addition, as of December 31, 1999, the Company held an obligation under a capital lease with an affiliate of $8,817,692 relating to office space occupied by the Company.

Terminated Mergers

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

         On March 1, 2000, the Company announced that it had entered into termination agreements with the remaining 16 CNL Income Funds. This decision was based on a number of factors including, concern of the general partners of the CNL Income Funds that, in light of the market conditions relating to publicly traded real estate investment trusts generally ("REITS"), the potential value of the transaction had diminished. As a result of such diminishment, the general partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. Due to the general partners' reluctance to recommend the transaction to the limited partners of the CNL Income Funds, the Company believed that pursuing the transaction without an unequivocal recommendation of the CNL Income Funds' general partners would not result in a favorable vote, and that therefore the continued pursuit of the acquisition by the Company would not be in the best interests of its stockholders. Furthermore, a primary objective of the Company for acquiring the CNL Income Funds was to significantly increase its asset base for the purpose of listing its Shares on the New York Stock Exchange and potentially, by virtue of size, create an institutional investor following. In light of the current market conditions relating to publicly traded REITS, the Company believes that increasing its size would not provide it with such following and would not provide the Company with access to capital on favorable terms. Therefore, being forced to list at this time, which is a condition to closing the acquisition of the CNL Income Funds, would not, in the opinion of the Company, produce the results the Company had initially envisioned at the time the merger agreements were executed.

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

         On September 23, 1999, the judge assigned to the two cases entered an order consolidating the two cases. Pursuant to this order the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. Various defendants, including the Company, filed a motion to dismiss the consolidated complaint on December 28, 1999. The Company and the general partners of the CNL Income Funds believe that the lawsuits are without merit and intend to defend vigorously against the claims.

                              Results of Operations

Revenues

         During the years ended December 31, 1999, 1998 and 1997, the Company earned $61,907,812, $33,129,661 and $15,490,615, respectively, in rental income from operating leases and earned income from direct financing leases from 661, 409 and 244 Properties, respectively, and 74, 35 and 29 Secured Equipment Leases structured as leases, respectively. The increase during 1999 and 1998, each as compared to the previous year, was attributable to the Company investing in additional Properties and Secured Equipment Leases during 1999 and 1998. The increase in rental and earned income was slightly offset by the fact that the leases of 12 Boston Market Properties were rejected in 1998 in connection with the tenants filing for bankruptcy, as described below.

         During 1998, Boston Chicken, Inc. and its affiliates, which at that time leased 31 Boston Market Properties from the Company, filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of these bankruptcy filings, the tenants had the legal right to either reject or affirm one or more of their leases with the Company. As of March 11, 2000, of the 28 Properties remaining in the Company's portfolio relating to these tenants (excluding Properties sold), the Company had re-leased five Properties to new tenants, had ceased receiving rental payments for six Properties, the leases of which had been rejected and which remained vacant, and continued to receive rental payments for 17 Properties. While the tenants have not rejected or affirmed the remaining 17 leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues that would result from the six vacant Properties remaining in the portfolio whose leases were rejected and in the event the remaining 17 leases are rejected could have an adverse effect on the liquidity and results of operations of the Company, if the Company is unable to re-lease or sell the Properties in a timely manner. Currently, the Company is actively marketing the six Properties with rejected leases to existing and prospective clients and local and regional restaurant operators. The Company recorded provisions for losses relating to some of these vacant Properties, as described below in "Provisions for Losses on Assets."

         The Company  earned  $6,651,774,  $3,085,518 and $2,010,500 in interest income from Mortgage Loans and Secured Equipment Leases structured as loans during the years ended December 31, 1999, 1998 and 1997, respectively. The increase in interest income from Mortgage Loans and Secured Equipment Leases during the years ended December 31, 1999 and 1998, each as compared to the previous year, was attributable to the Company investing in additional loans in 1999 and 1998.

         During the years ended December 31, 1999, 1998 and 1997, the Company earned $6,683,372, $5,899,028 and $1,931,331, respectively, in investment and interest income from investments in franchise loan certificates, residual interests in loan sales, money market accounts or other short-term, highly liquid investments. The increase in investment and interest income during the years ended December 31, 1999 and 1998, each as compared to the previous year, was primarily attributable to the acquisition of certain investment securities and residual interests in securitizations during 1999 and 1998.

         Because the Company expects to continue to acquire Properties and invest in Mortgage Loans and Secured Equipment Leases, and because certain Properties were under construction as of December 31, 1999, revenues for the year ended December 31, 1999 represent only a portion of revenues which the Company is expected to earn in future periods.

Expenses

         Operating expenses, including depreciation and amortization expense, were $115,762,527, $9,408,957 and $3,862,024 for the years ended December 31,
1999, 1998 and 1997, respectively . Total operating expenses increased primarily as a result of a $76,333,516 charge related to the cost incurred in acquiring the Advisor from a related party during 1999 (see "Liquidity and Capital Resources - Mergers"). On September 1, the Company acquired the Advisor and became internally managed. Effective September 1, 1999, the advisory fee, acquisition fees and other fees previously paid to the Advisor were replaced with the actual personnel and other operating costs associated with being internally managed. Costs relating to acquisitions and development activities
have  been  capitalized  in  accordance  with  generally   accepted   accounting
principles.

         The increase in operating expenses for the years ended December 31, 1999 and 1998 was also partially due to the fact that the Company incurred $6,798,803 and $157,054 in transaction costs during the years ended December 31, 1999 and 1998, respectively, related to the mergers as described above in "Liquidity and Capital Resources - Terminated Mergers." In addition, the Company invested in additional Properties, Mortgage Loans and Secured Equipment Leases during 1999 and 1998, which resulted in increased depreciation expense. Depreciation expense is expected to increase as the Company invests in additional Properties and Mortgage Loans. In addition, the increase in operating expenses during 1999 as compared to 1998 and 1997, is a result of the increase in the level of borrowings during 1999 to invest in Properties and Mortgage
Loans, which resulted in incurring approximately $11 million in interest expense. During 1998 and 1997, all interest costs were capitalized.

Loss on Sale of Assets

         As a result of the sale of certain assets, as described above in "Liquidity and Capital Resources" the Company recognized a loss of $1,851,838 during 1999. No gains or losses were recorded for financial reporting purposes relating to the sale of assets during the years ended December 31, 1998 and 1997.

Provisions for Losses on Assets

         During the years ended December 31, 1999 and 1998, the Company recorded provisions for losses on land, buildings and direct financing leases totaling $7,779,195 and $611,534, respectively, for financial reporting purposes. The tenants of these Properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represent the difference between the carrying value of the Properties at December 31, 1999 and 1998 and the estimated net realizable value for these Properties. No provisions were recorded at December 31, 1997.

Summary of New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as derivatives), and for hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt this statement in the third quarter of 2000. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

                          Overview of Year 2000 Problem

         The year 2000 problem concerned the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could have resulted in a variety of problems from data miscalculations to the failure of entire systems.

Status

         Prior to the acquisition of CNL Fund Advisors, Inc. (the "Advisor") by the Company in September 1999, the Company had no information and non-information technology systems. Upon the acquisition of the Advisor, the Company acquired the information and non-information technology systems of the Advisor. In early 1998, the Advisor and its affiliates formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that were date sensitive and completed upgrades for the hardware equipment and software that were not year 2000 compliant, as necessary. The cost for these upgrades was approximately $5,000. The Company does not expect to incur any additional costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the Company and its affiliates have material third party relationships.

         In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Company's transfer agent, financial institutions and tenants. As of January 14, 2000, the Company and its affiliates had tested the information and non-information technology systems used by the Company and have not experienced material disruption or other significant problems. In addition, as of March 11, 2000, the Company was not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Company maintains material relationships, including those of the Company's transfer agent, financial institutions and tenants. In addition, in the Company's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Company's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the Company will continue to monitor the year 2000 compliance of the transfer agent. In addition, the Company will continue to monitor the systems used by and to maintain contact with third parties with which the Company has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The Company will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

         Based on the information provided to the Y2K Team, the upgrades and remedial measures by the Company and its affiliates, and the normal functioning to date of information and non-information technology systems used by the Company and those third parties, the Company does not foresee significant risks associated with its year 2000 compliance at this time. However, there can be no assurance that the Company and its affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Company.

           Quantitative and Qualitative Disclosures About Market Risk

         The Company has provided fixed rate Mortgage Loans and equipment financing to borrowers. The Company has also invested in Certificates with fixed and adjustable rates. Management believes that the estimated fair value of the Mortgage Loans, equipment financing and Certificates at December 31, 1999 approximated the outstanding principal amounts. The Company is exposed to equity loss in the event of changes in interest rates.

    Additional information related to this item is incorporated by reference from "Interest Rate Risk."

                           Forward Looking Statements

         The information in this Management's Discussion and Analysis of Financial Conditions and Results of Operations, including, without limitation, the Overview Year 2000 Problem disclosure and the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the Company's credit facilities, the availability of other debt and equity financing alternatives, increases in interest rates under the Company's Credit Facility, Mortgage Warehouse Facility, Secured Credit Facility and under any additional variable rate debt arrangements that the Company may enter into the future, the ability of the Company to refinance amounts outstanding under its credit facility at maturity on terms favorable to the Company, the ability of the Company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans, the ability of the Company to re-lease properties that are currently vacant or that become vacant, and the ability of the Company to securitize mortgage loans on a favorable and timely basis. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

         This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of CNL American Properties Fund, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 14(a)1 present fairly, in all material respects, the financial position of CNL American Properties Fund, Inc. (a Maryland corporation) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under item 14(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Orlando, Florida
February 12 except for Note 16 for which the date is March 1, 2000

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                              1999                    1998
                                                                         ---------------         ---------------
ASSETS

Land, buildings and equipment on operating leases, less
    accumulated depreciation and allowance for loss                      $ 681,210,344            $ 393,339,334
Net investment in direct financing  leases,  less allowance for            145,743,195               91,675,650
loss
Mortgage loans held for sale                                                63,466,474                       --
Mortgage notes receivable                                                           --               19,631,693
Equipment and other notes receivables                                       42,748,420               19,377,380
Other investments                                                           75,806,738               18,208,554
Cash and cash equivalents                                                   46,011,592              123,199,837
Receivables, less allowance for doubtful accounts
    of $2,660,069 and $1,069,024, respectively                               3,329,557                  526,650
Accrued rental income                                                        8,116,794                3,959,913
Due from related parties                                                     1,315,721                       --
Goodwill, less accumulated amortization                                     45,013,556                       --
Intangibles and other assets                                                25,430,402               10,433,002
                                                                       ----------------        -----------------

                                                                        $1,138,192,793            $ 680,352,013
                                                                       ================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                           $ 248,000,000             $ 10,143,044
Note payable                                                               140,504,000                       --
Mortgage warehouse facility                                                 30,749,540                       --
Accrued construction costs payable                                          17,566,758                4,170,410
Accounts payable and accrued expenses                                        8,833,695                1,035,436
Due to related parties                                                      10,626,929                1,608,670
Other payables                                                               8,700,414                2,302,350
                                                                       ----------------        -----------------
       Total liabilities                                                   464,981,336               19,259,910
                                                                       ----------------        -----------------

Minority interests                                                             997,353                  281,817
                                                                       ----------------        -----------------

Commitments and Contingencies (Note 15)

Stockholders' equity:
    Preferred stock, without par value.  Authorized
       and unissued 3,000,000 Shares                                                 --                        --
    Excess Shares, $0.01 par value per share.
       Authorized and unissued 78,000,000 Shares                                     --                        --
    Common stock, $0.01 par value per share.  Authorized
       62,500,000 Shares, issued 43,533,221 and 37,372,684
       Shares, respectively, outstanding 43,495,919 and
       37,337,927 Shares, respectively                                         434,958                  373,379
    Capital in excess of par value                                         791,418,955              669,983,438
    Accumulated other comprehensive loss                                      (177,119 )                     --
    Accumulated distributions in excess of net earnings                   (119,462,690 )             (9,546,531 )
                                                                       ----------------        -----------------
       Total stockholders' equity                                          672,214,104              660,810,286
                                                                       ----------------        -----------------

                                                                        $1,138,192,793            $ 680,352,013
                                                                       ================        =================

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Year Ended December 31,
                                                                     1999                 1998                 1997
                                                                 --------------       --------------       -------------
Revenues:
    Rental income from operating leases                          $ 49,755,374         $ 26,688,864        $ 12,457,200
    Earned income from direct financing leases                     12,152,438            6,440,797           3,033,415
    Interest income from mortgage loans,
       equipment and other notes receivables                        6,651,774            3,085,518           2,010,500
    Investment and interest income                                  6,683,372            5,899,028           1,931,331
    Other income                                                      257,639               72,830              25,487
                                                               ---------------      ---------------      --------------
                                                                   75,500,597           42,187,037          19,457,933
                                                               ---------------      ---------------      --------------
Expenses:
    General operating and administrative                            8,829,861            2,798,481           1,010,725
    Interest expense                                               10,205,197                   --                  --
    Asset management fees to related party                          2,343,307            1,851,004             804,879
    State and other taxes                                             905,700              548,320             251,358
    Depreciation and amortization                                  10,346,143            4,054,098           1,795,062
    Transaction costs                                               6,798,803              157,054                  --
    Advisor acquisition expense                                    76,333,516                   --                  --
                                                               ---------------      ---------------      --------------
                                                                  115,762,527            9,408,957           3,862,024
                                                               ---------------      ---------------      --------------

Earnings/(Losses) Before Minority Interest in Income
    of Consolidated Joint Ventures, Equity in Earnings
    of Unconsolidated Joint Venture, Loss on
    Sale of Assets and Provision for Losses on Assets             (40,261,930 )         32,778,080          15,595,909

Minority Interest in Income of
    Consolidated Joint Ventures                                       (41,678 )            (30,156 )           (31,453 )

Equity in Earnings of Unconsolidated Joint Venture                     97,307               16,018                  --

Loss on Sale of Assets                                             (1,851,838 )                 --                  --

Provision for Losses on Assets                                     (7,779,195 )           (611,534 )                --
                                                               ---------------      ---------------      --------------

Net Earnings/(Loss)                                             $ (49,837,334 )       $ 32,152,408        $ 15,564,456
                                                               ===============      ===============      ==============

Earnings/(Loss) Per Share of Common
    Stock (Basic and Diluted)                                      $    (1.26 )          $    1.21           $    1.33
                                                               ===============      ===============      ==============

Weighted Average Number of Shares
    of Common Stock Outstanding                                    39,402,941           26,648,219          11,711,934
                                                               ===============      ===============      ==============



          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                  Years Ended December 31, 1999, 1998 and 1997

                                                                        Accumulated     Accumulated
                                                                        distributions      other
                                    Common stock        Capital in       in excess        compre-
                                 Number        Par       excess of         of net         hensive                      Comprehensive
                               of Shares      value      par value        earnings      income (loss)   Total          income (loss)
                               -----------  ---------- --------------   -------------   -------------  -------------   -------------
Balance at December 31, 1996    6,972,358    $ 69,723   $123,757,653     $  (959,949 )      $     --   $122,867,427      $      --

Subscriptions received for com-
    mon stock through public
    offerings and distribution 11,124,128     111,242    222,371,318              --              --    222,482,560             --
    reinvestment plan

Stock issuance costs                   --          --    (22,422,045 )            --              --    (22,422,045 )           --

Net earnings                           --          --             --      15,564,456              --     15,564,456             --

Distributions declared and
    paid ($1.49 per share)             --          --             --     (16,854,297 )            --    (16,854,297 )           --
                               -----------  ---------- --------------   -------------   -------------  -------------   -------------

Balance at December 31, 1997   18,096,486     180,965    323,706,926      (2,249,790 )            --    321,638,101             --

Subscriptions received for com-
    mon stock through public
    offerings and distribution 19,276,198     192,762    385,331,204              --              --    385,523,966             --
    reinvestment plan

Retirement of common stock        (34,757 )      (348 )     (639,180 )            --              --       (639,528 )           --

Stock issuance costs                   --          --    (38,415,512 )            --              --    (38,415,512 )           --

Net earnings                           --          --             --      32,152,408              --     32,152,408             --

Distributions declared and
    paid ($1.52 per share)             --          --             --     (39,449,149 )            --    (39,449,149 )           --
                               -----------  ---------- --------------   -------------   -------------  -------------   -------------

Balance at December 31, 1998   37,337,927     373,379    669,983,438      (9,546,531 )            --    660,810,286             --

Subscriptions received for
    common stock through
    public offering                10,537         105        210,631              --              --        210,736             --

Stock issuance costs                   --          --     (1,662,749 )            --              --     (1,662,749 )           --

Common stock issued
    through merger              6,150,000      61,500    122,938,500              --              --    123,000,000             --

Net loss                               --          --             --     (49,837,334 )            --    (49,837,334 )  (49,837,334)

Other comprehensive loss,
    market revaluation on
    available for sale
    securities                         --          --             --              --        (177,119 )     (177,119 )     (177,119)

Retirement of common stock         (2,545 )       (26 )      (50,865 )            --              --        (50,891 )           --

Distributions declared and
    paid ($1.52 per share)             --          --             --     (60,078,825 )            --    (60,078,825 )           --
                               -----------  ---------- --------------   -------------   -------------  -------------   -------------

Balance at December 31, 1999   43,495,919   $ 434,958   $791,418,955    $(119,462,690)   $  (177,119 ) $672,214,104    $(50,014,453)
                               ===========  ========== ==============   =============   =============  =============   =============

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                            1999                  1998                1997
                                                                        --------------        -------------       --------------
Cash Flows from Operating Activities:

      Net earnings/(Loss)                                              $ (49,837,334 )        $32,152,408          $15,564,456
                                                                      ---------------       --------------       --------------
      Adjustments to reconcile  net  earnings to net cash
         provided by operating activities:
             Depreciation                                                  8,670,140            4,042,290            1,784,268
             Amortization                                                  1,676,003               11,808               10,794
             Advisor acquisition expense                                  76,333,516                   --                   --
             Provision for losses on assets                                7,779,195              611,534                   --
             Provision for uncollectible mortgage notes                      988,561              636,614                   --
             Provision for uncollectible equipment
                notes receivable                                           1,000,000                   --                   --
             Valuation allowance                                             551,011                   --                   --
             Loss on sale of assets                                        1,851,837                   --                   --
             Equity in earnings of joint venture,
                net of distributions                                          28,503              (15,440 )                 --
             Proceeds from sale of loans                                 294,227,564                   --                   --
             Proceeds from securitization transaction                    257,812,474                   --                   --
             Purchase of other investments                               (31,247,213 )                 --                   --
             Investment in mortgage notes receivable                    (266,302,331 )                 --                   --
             Collection on mortgage notes receivable                       2,072,604                   --                   --
             Decrease (increase) in receivables                           (5,296,996 )            262,958             (905,339 )
             Decrease in net investment in direct financing leases         3,529,960            1,971,634            1,130,095
             Increase in accrued rental income                            (4,156,881 )         (2,187,652 )         (1,350,185 )
             Increase in intangibles and other assets                       (859,829 )            (29,477 )             (6,869 )
             Increase in accounts payable and accrued expenses             5,805,586              404,161              153,223
             Increase in due to related parties, excluding
                reimbursement of acquisition and stockstock issuance
                issuance costs paid on behalf of the Company                 958,461               31,255               15,466
             Increase in rents paid in advance                               203,974              436,843              398,528
             Increase in deferred rental income                            2,865,041              693,372              221,727
             Increase (decrease) in other payables                        (1,434,310 )             63,811               28,597
             Increase in minority interest                                    41,678               30,156               31,453
                                                                      ---------------       --------------       --------------
                   Total adjustments                                     357,098,548            6,963,867            1,511,758
                                                                      ---------------       --------------       --------------

Net Cash Provided by Operating Activities                                307,261,214           39,116,275           17,076,214
                                                                      ---------------       --------------       --------------

   Cash Flows from Investing Activities:
      Additions to land and buildings on operating leases               (286,411,210 )       (200,101,667 )       (143,542,667 )
      Investment in direct financing leases                              (63,663,720 )        (47,115,435 )        (39,155,974 )
      Proceeds from sale of assets                                         7,555,199            2,385,941            7,251,510
      Investment in mortgage notes receivable                             (4,041,427 )         (2,886,648 )         (4,401,982 )
      Collection on mortgage notes receivable                                393,468              291,990              250,732
      Investment in equipment notes receivable                           (26,963,918 )         (7,837,750 )        (12,521,401 )
      Collection on equipment notes receivable                             3,500,599            1,263,633                   --
      Investment in joint venture                                           (187,452 )           (974,696 )                 --
      Purchase of other investments                                               --          (16,083,055 )                 --
      Redemption of (investment in) certificates of deposit                2,000,000                   --           (2,000,000 )
      Increase in intangibles and other assets                            (1,862,036 )         (6,281,069 )                 --
                                                                      ---------------       --------------       --------------
             Net cash used in investing activities                      (369,680,497 )       (277,338,756 )       (194,119,782 )
                                                                      ---------------       --------------       --------------

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                        Year Ended December 31,
                                                                            1999                  1998                1997
                                                                        --------------        -------------       --------------
   Cash Flows from Financing Activities:
      Reimbursement of acquisition and stock
         issuance costs paid by related parties on
         behalf of the Company                                            (1,492,310 )         (4,574,925 )         (2,857,352 )
      Proceeds  from  borrowings  on line  of  credit  and  note         439,941,245            7,692,040           19,721,804
payable
      Payment on line of credit                                          (61,580,289 )             (8,039 )        (20,784,577 )
      Proceeds from borrowings on mortgage warehouse facility             27,101,067                   --                   --
      Payments on mortgage warehouse facility                           (352,808,966 )                 --                   --
      Contribution from minority interest of
         consolidated joint venture                                          740,621                   --                   --
      Subscriptions received from stockholders                               210,736          385,523,966          222,482,560
      Retirement of Shares of common stock                                   (50,891 )           (639,528 )                 --
      Distributions to minority interest                                     (66,763 )            (34,073 )            (34,020 )
      Distributions to stockholders                                      (60,078,825 )        (39,449,149 )        (16,854,297 )
      Payment of stock issuance costs                                       (737,190 )        (34,579,650 )        (19,542,862 )
      Payment of loan costs                                               (5,947,397 )                 --                   --
      Other                                                                       --              (95,101 )             49,001
                                                                      ---------------       --------------       --------------
             Net cash provided by/used for financing activities          (14,768,962 )        313,835,541          182,180,257
                                                                      ---------------       --------------       --------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (77,188,245 )         75,613,060            5,136,689

Cash and Cash Equivalents at Beginning of Year                           123,199,837           47,586,777           42,450,088
                                                                      ---------------       --------------       --------------

Cash and Cash Equivalents at End of Year                                $ 46,011,592        $ 123,199,837          $47,586,777
                                                                      ===============       ==============       ==============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Related parties  paid  certain  acquisition  and stock
         issuance  costs on behalf of the Company as follows:
             Acquisition costs                                           $   579,206          $ 1,113,580           $  514,908
             Stock issuance costs                                            124,031            4,228,480            2,351,244
                                                                      ---------------       --------------       --------------

                                                                         $   703,237          $ 5,342,060          $ 2,866,152
                                                                      ===============       ==============       ==============

      Capital lease obligation incurred for the lease
         of the Company's office space and furniture                    $ 10,056,645              $    --              $    --
                                                                      ===============       ==============       ==============

         Detail of Acquisitions:

         During the year ended December 31, 1999, the Company issued 3,800,000 Shares of common stock ($76,000,000) to acquire the net assets of CNL Fund Advisors, Inc. and its subsidiary. During the year ended December 31, 1999, the Company also issued 2,350,000 Shares of common stock ($47,000,000) to acquire the net assets of CNL Financial Services, Inc. and CNL Financial Corporation and its subsidiaries.


          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


1.       Significant Accounting Policies:

         CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994 and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its direct and indirect subsidiaries. These subsidiaries include CNL APF Partners, LP, a Delaware limited partnership formed in May 1998, and CNL APF GP Corp. and CNL APF LP Corp., the general and limited partner, respectively, of CNL APF Partners, LP. As a result of the merger on September 1, 1999 (see Note 12), the Company's subsidiaries also include CNL Fund
         Advisors, Inc., CNL Financial GP Holding Corp., CNL Financial LP Holding, LP, CNL Financial Services GP Corp. and CNL Financial Services, LP. The Company offers financial, development, advisory and other real estate services to operators of selected national and regional fast food, family-style and casual dining restaurant chains.

         Principles of Consolidation - The Company accounts for its 85.47% and 73.43% interests in CNL/Corral South Joint Venture and CNL/Chevys Annapolis Joint Venture, respectively, using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the Company's consolidated joint ventures. All significant intercompany balances and transactions have been eliminated. The Company accounts for its 59.22% interest in CNL/Lee Vista Joint Venture using the equity method because it Shares control with the other joint venture partner.

         At December 31, 1999 and 1998, the difference between the Company's carrying amount of its investment in joint venture and the underlying equity in net assets of the joint venture was $75,954 and $104,698, respectively, less accumulated amortization of $2,899 and $1,013, respectively. This amount is being amortized on a straight-line basis over 30 years, the term of the joint venture agreement.

         Real Estate and Lease Accounting - The Company records the acquisition of land, buildings and equipment at cost, including acquisition and closing costs. In addition, interest costs incurred during construction are capitalized. Land and buildings are leased to unrelated third parties generally on a triple-net basis, which means that the tenant is responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs. In addition, the Company offers equipment financing through leases or loans. The property leases and secured equipment leases are accounted for using either the direct financing or the operating method. Such methods are described below:

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


1.       Significant Accounting Policies - Continued:

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (see Note 3). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the leases.

                  Operating method - Land, building and secured equipment leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings and equipment are depreciated on the straight-line method over their estimated useful lives of 30 and seven years, respectively. When scheduled rentals (including rental payments, if any, required during the construction of a Property) vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service.

         When the properties or equipment are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income or deferred rental income, will be removed from the accounts and any gains or losses from sales will be reflected in operations. Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value.

         Mortgage Loan Origination Fees and Costs - The Company accounts for loan origination fees and costs incurred in connection with mortgage loans, equipment and other notes receivable in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


1.       Significant Accounting Policies - Continued:

         Loans and Initial Direct Costs of Leases." This statement requires the deferral of loan origination fees and the capitalization of direct loan costs. The costs capitalized, net of the fees deferred, are amortized to interest income as an adjustment of yield over the life of the loans. Loan origination fees and costs related to mortgage loans held for sale are deferred until the related loan is sold.

         The unpaid principal and accrued interest on the mortgage loans, plus the unamortized balance of such fees and costs are included in mortgage loans held for sale (see Note 4). The valuation allowance on mortgage notes is established whenever it appears that future collection of principal on specific mortgage notes appears doubtful. The valuation allowance on mortgage notes represents the difference between the carrying value at December 31 and the net realizable value management expects to receive relating to the mortgage loan.

         Other Investments - The Company determines the appropriate classification of other investments at the time of purchase and re-evaluates such designation at each balance sheet date. Investments classified as held to maturity are carried at their amortized cost (which approximates market value). Investments classified as available for sale securities are stated at fair market value. The market value adjustment is included in the accumulated other comprehensive loss. Investments classified as trading securities are recorded at the lower of cost or market, using the aggregate loan basis. The Company recognizes interest income using the effective interest method.

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

         Cash accounts maintained on behalf of the Company in demand deposits at commercial banks, money market funds and certificates of deposit may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits investment of cash to financial institutions with high credit standing; therefore, management believes it is not exposed to any significant credit risk on cash and cash equivalents.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


1.       Significant Accounting Policies - Continued:

         Derivative Financial Instruments - The Company uses derivative financial instruments to manage interest rate exposures that exist as a part of its ongoing business operations. The portfolio of fixed-rate mortgage loans held for sale through securitization is funded on an interim basis by the Company's variable rate mortgage warehouse facility. The Company hedges against fluctuations in interest rates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The instruments used are interest rate contracts. The Company intends to terminate these contracts upon securitization of the fixed-rate mortgage loans. At this time, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate contracts will be measured and recognized in the statement of operations.

         The Company would be exposed to credit loss in the event of nonperformance by the counterparties to the interest rate contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, creditworthy financial institutions and, therefore, does not anticipate nonperformance.

         Servicing Rights - The Company securitizes its mortgage notes receivable. Concurrent with these securitizations, the servicing rights related to these securitized mortgage notes receivable were granted to CNL Financial Services, LP (CFS), a subsidiary of the Company. CFS receives a percentage, based on monthly maximum outstanding balances, annually in exchange for servicing the securitized mortgage notes receivable. The outstanding principal balance of the serviced securitized mortgage notes receivable was $533,416,784 as of December 31, 1999.

         CFS also has servicing rights to loans sold through its loan sale facility. CFS receives a percentage, based on either aggregate or maximum monthly outstanding balances, annually in exchange for servicing the loan sale facility. The outstanding principal balance of the loan sale facility was $169,185,574 as of December 31, 1999.

         Goodwill - Goodwill represents the excess purchase price and related costs over the fair value assigned to the net assets/liabilities of CNL Financial Services, Inc. and CNL Financial Corporation and its subsidiaries acquired on September 1, 1999 (see Note 14). Goodwill is amortized on a straight-line basis over 20 years. The Company reviews goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


1.       Significant Accounting Policies - Continued:

         Lived Assets to be Disposed Of." The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at December 31, 1999.

         Loan Costs - Intangibles and other assets include loan costs incurred in connection with the Company's line of credit that have been capitalized and are being amortized over the term of the loan commitment using the straight-line method which approximates the effective interest method. Income or expense associated with interest rate swap agreements related to the line of credit is recognized on the accrual basis as earned or incurred through an adjustment to interest expense. Loan costs are included in intangibles and other assets in the financial statements. As of December 31, 1999 and 1998, the Company had aggregate gross loan costs of $6,048,031 and $100,634, respectively. As of December 31, 1999 and 1998, accumulated amortization totaled $977,789 and $88,000, respectively.

         Income Taxes - The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT.

         Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Notwithstanding the Company's qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and property.

         Earnings Per Share - Basic earnings per share are calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of Shares of common stock outstanding during the reporting period. The Company does not have any potentially dilutive common Shares.

         Change in Method of  Reporting  - The  Company  changed  the  method of reporting cash flows from the direct to the indirect method for the fiscal year ended December 31, 1999. The financial statements for the prior periods presented have been restated to conform to this presentation.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


1.       Significant Accounting Policies - Continued:

         Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassification   -  Certain  items  in  the  prior  years'  financial
         statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

         New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt this statement in the third quarter of 2000. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


2.       Land, Buildings and Equipment on Operating Leases:

         Land, buildings and equipment on operating leases consisted of the following at December 31:

                                                                    1999                     1998
                                                              ------------------       -----------------
                Land                                               $330,002,516            $210,451,742
                Buildings                                           336,439,361             169,708,652
                Equipment                                             2,345,719                      --
                                                              ------------------       -----------------
                                                                    668,787,596             380,160,394
                Less accumulated depreciation                       (14,742,596 )            (6,242,782 )
                                                              ------------------       -----------------
                                                                    654,045,000             373,917,612
                Construction in progress                             31,822,051              20,033,256
                                                              ------------------       -----------------
                                                                    685,867,051             393,950,868
                Less allowance for loss on
                    land and buildings                               (4,656,707 )              (611,534 )
                                                              ------------------       -----------------

                                                                   $681,210,344            $393,339,334
                                                              ==================       =================

         Substantially all property leases have initial terms of 13 to 20 years (expiring between 2006 and 2019) and provide for minimum rentals. In addition, the majority of the property leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Most leases also allow the tenant to purchase the property at the greater of the Company's purchase price plus a specified percentage of such purchase price or fair market value after a specified portion of the lease has elapsed.

         Some leases also provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the property is placed in service. For the years ended December 31, 1999, 1998 and 1997, the Company recognized $5,143,552 (net of
         $601,876 in reserves and $547,457 in reversals), $2,734,767 (net of $351,177 in reserves and $666,596 in reversals) and $1,941,054, respectively, of such rental income.

         During 1999 and 1998, the Company sold five and three properties, respectively, that were subject to operating leases, and received net proceeds of approximately $4,327,873 and $2,386,000, respectively. The sales in 1999 resulted in a loss of $781,192 for financial reporting purposes. The net sales proceeds received in 1998 approximated the carrying value of the Properties, resulting in no gain or loss. The Company reinvested the proceeds from the sale of Properties in additional Properties.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


2.       Land, Buildings and Equipment on Operating Leases - Continued:

         In 1999 and 1998, the Company recorded provisions for losses on land and buildings totaling $4,045,173 and $611,534, respectively, for financial reporting purposes relating to several Properties. The tenants of these Properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represent the difference between the carrying value of the properties at December 31, 1999 and 1998, and the estimated net realizable value for these properties.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 1999:

                     2000                             $54,736,625
                     2001                              54,995,527
                     2002                              55,832,397
                     2003                              57,109,004
                     2004                              59,002,716
                     Thereafter                       695,342,944
                                                ------------------

                                                     $977,019,213
                                                ==================

         These amounts also do not include minimum lease payments that will become due when properties under development are completed (see Note
         15).

3.       Net Investment in Direct Financing Leases:

         The following lists the components of net investment in direct financing leases at December 31:

                                                                        1999                    1998
                                                                  ------------------      ------------------
                   Minimum lease payments
                       receivable                                      $302,703,373            $186,515,403
                   Estimated residual values                             33,029,911              17,680,858
                   Interest receivable from
                       secured equipment leases                             167,502                  81,690
                   Less unearned income                                (186,423,569 )          (112,602,301 )
                   Less allowance for loss on
                       direct financing leases                           (3,734,022 )                    --
                                                                  ------------------      ------------------

                   Net investment in direct
                       financing leases                                $145,743,195             $91,675,650
                                                                  ==================      ==================


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


3.       Net Investment in Direct Financing Leases - Continued:

         The secured equipment leases recorded as direct financing leases as of December 31, 1999, provide for minimum rentals payable monthly and generally have lease terms ranging from four to seven years. The secured equipment leases generally include an option for the lessee to acquire the equipment at the end of the lease term for a nominal fee.

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

                           2000                           $18,754,366
                           2001                            18,609,410
                           2002                            18,562,042
                           2003                            18,459,385
                           2004                            17,906,394
                           Thereafter                     210,411,776
                                                    ------------------

                                                         $302,703,373
                                                    ==================

         During 1999, the Company sold one property, that was subject to a direct financing lease. The Company received net sale proceeds of $974,560. The net sale proceeds approximated the carrying value of the property, therefore, resulting in no gain or loss. The Company reinvested the proceeds from the sale in an additional Property.

         During the year ended December 31, 1999 the Company received proceeds from various borrowers for the prepayment of 11 secured equipment leases. The Company collected $2,252,766 which was approximately equal to the net investment in the direct financing leases at the time of the prepayment. As a result, no gain or loss was recognized for financial reporting purposes.

         The Company recorded provisions for losses on direct financing leases totaling $3,734,022 at December 31, 1999 for financial reporting purposes relating to several properties. The tenants of these properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represent the difference between the carrying value of the properties at December 31, 1999 and the estimated net realizable value for these properties.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


4.       Mortgage Loans Held for Sale:

         The loans represent first mortgage loans on the land and/or building comprising approximately $52.4 million in fixed-rate loans and approximately $1.5 million in variable-rate loans. Variable rate construction loans totaled approximately $9.6 million at December 31, 1999. The fixed-rate loans carry a weighted average interest rate of 9.97%. The variable-rate loans carry interest rates that adjust monthly based on a 30-day LIBOR plus a margin (average interest rate was 10.5% at December 31, 1999). The mortgage loans are being collected in monthly installments with maturity dates ranging from 2000 to 2019. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or require a prepayment penalty from the borrower. The variable-rate mortgage loans generally have no prepayment restrictions.

         Mortgage loans held for sale consisted of the following at December 31, 1999:

                  Outstanding principal                     $63,544,138
                  Accrued interest income                       425,136
                  Deferred financing income                    (106,911 )
                  Unamortized loan costs                      1,143,683
                  Valuation allowance                          (551,011 )
                  Provision for uncollectible
                      mortgage notes                           (988,561 )
                                                        ----------------

                                                            $63,466,474
                                                        ================

         As of December 31, 1998, the Company had $19,631,693 in mortgage notes receivable. During the third quarter of 1999, the Company transferred all outstanding balances to mortgage loans held for sale.

         Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes standards for the recognition and derecognition of assets and liabilities subsequent to a transfer of financial assets and extinguishment of the related liabilities. The Company has applied this statement in accounting for the recent securitization.

         The Company believes, based on current terms, that the carrying values of the mortgage notes held for sale at December 31, 1999 and the mortgage notes receivable at December 31, 1998 approximates fair value, net of the valuation allowance and provision for uncollectible mortgage notes. Mortgage loans held for sale are stated at lower of cost or fair market value, determined in the aggregate. The fair value of the mortgage notes held for sale is estimated based on one of the following methods: (i) quoted market prices or (ii) present value of the expected cash flows.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


5.       Equipment and Other Notes Receivable:

         In 1999 and 1998, the Company entered into several promissory notes with several borrowers for equipment and other financing for a total of $26,470,671 and $5,887,512, respectively. The promissory notes are collateralized by restaurant equipment. The promissory notes bear interest at rates ranging from ten percent to 11 percent per annum and are due in monthly installments with maturity dates ranging from 2000 to 2006.

         Equipment and other notes receivable consisted of the following at December 31:

                                                                           1999                   1998
                                                                      ---------------        ----------------
                  Outstanding principal                                  $42,563,436             $19,100,118
                  Accrued interest income                                  1,120,767                 119,113
                  Deferred financing income                                  (24,365 )                (4,344 )
                  Unamortized loan costs                                      88,582                 162,493
                  Provision for uncollectible notes
                      receivable                                          (1,000,000 )                    --
                                                                      ---------------        ----------------

                                                                         $42,748,420             $19,377,380
                                                                      ===============        ================

         Management believes that the estimated fair value of equipment and other notes receivable at December 31, 1999 and 1998 approximates the outstanding principal amount, net of the provision for uncollectible notes receivable, based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

6.       Other Investments:

         In August 1998 the Company acquired an investment in certain franchise loan certificates ("the 1998 Certificates") issued in connection with a mortgage loan securitization transaction sponsored by CNL Financial Corporation, which was an affiliate prior to its acquisition by the Company in 1999 (See Note 12). Certain of the 1998 Certificates bear interest at an 8.4% pass through rate with an effective yield of 11.46%. Other 1998 Certificates bear interest at adjustable pass through rates which generated an effective yield of 10.65% in 1999. In 1998, the Company classified these investments as available for sale for accounting purposes and as of December 31, 1998 their carrying value of $16,201,014 approximated fair value. During 1999, the Company reassessed the classification of the 1998 Certificates and transferred the certificates from the available for sale category to the held to maturity category. The estimated fair value of the 1998 Certificates at the transfer date of $16,199,792 approximated the carrying value resulting

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


6.       Other Investments - Continued:

         in no gains or losses at the time of transfer. At December 31, 1999 the carrying value of this investment was $16,201,732 which approximated its fair value and its weighted average remaining term range from approximately 14 to 16.5 years.

         In connection with the merger on September 1, 1999 of the Company and CNL Restaurant Financial Services Group (See Note 12), the Company acquired investments in an interest only certificate and other residual interests with a fair market value of $5,965,941. The interest only certificate and the other residual interests are classified as available for sale and are carried at fair market value based on estimated discounted cash flows. The unrealized loss at December 31, 1999 was $177,119 and is shown as accumulated other comprehensive loss on the consolidated balance sheet.

         In August 1999 the Company created a $500 million loan sale facility syndicated with two third parties. This facility permits the Company to sell loans on a regular basis to a trust at an agreed upon advance rate. As of December 31, 1999 the Company had sold loans with an approximate principal balance of $300 million to the trust. The Company retained a residual interest which is included in the accompanying consolidated balance sheet as of December 31, 1999 as other investments and is classified as a trading security and carried at its estimated fair market value of $32,496,222.

         Certain mortgage loans originated or purchased by the Company were securitized in November 1999 and Franchise Loan Trust Certificates were sold to investors. The securitization resulted in a loss of approximately $1 million. The Company retained certain subordinated investment securities, ("the 1999 Certificates"). The 1999 Certificates totaling $21,142,843 at December 31, 1999 were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained interests based on their relative fair values. Approximately $7.7 million of the 1999 Certificates are classified as available for sale and are carried at fair market value based on estimated discounted cash flows. The remaining balance of approximately $13.4 million of the 1999 Certificates have a weighted average remaining term of approximately 18 years and are classified as held to maturity. Their carrying amounts approximated their fair value at December 31, 1999.

7.       Line of Credit:

         For the years ended December 31, 1999, 1998 and 1997, the Company incurred interest costs (including amortization of loan costs) of $14,094,524, $402,292 and $544,788, respectively, $3,889,327, $402,292 and $544,788, respectively, of which were capitalized as part of the cost of buildings under construction. For the years ended December 31, 1999, 1998 and 1997, the Company paid interest of $10,937,309, $338,569 and $502,680, respectively.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


7.       Line of Credit - Continued:

         At December 31, 1998, the Company had a revolving $35,000,000 unsecured line of credit with a bank which enabled the Company to receive advances to provide equipment financing, to purchase and develop properties and to fund mortgage loans. In June 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $300,000,000 (the "Credit Facility"). In connection with obtaining the amended Credit Facility, the Company incurred commitment fees, legal fees and closing costs of $3,548,744. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure up to a maximum rate of 200 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance. As of December 31, 1999, the weighted average interest rate on the interest paid over the year was 6.99%. The principal balance, together with all unpaid interest, is due in full upon termination of the facility on June 9, 2002. The terms of the agreement for the amended Credit Facility include financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of December 31, 1999.

         The Company believes, based on current terms, that the carrying value of its Credit Facility at December 31, 1999 and 1998 approximates fair value.

         In June 1999, in connection with the amended Credit Facility, the Company entered into an interest rate swap agreement. The purpose of the interest rate swap agreement is to reduce the impact of changes in interest rates on its floating rate Credit Facility. The agreement effectively changes the Company's interest rate on $75,000,000 of the outstanding floating rate Credit Facility to a fixed rate of 6.17% plus the spread above LIBOR on related debt per annum, as of December 31, 1999. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counterparty as they maintain long-term credit ratings of "A" or better, as rated by Moody's or Standard & Poors.

         The effective interest rate for the outstanding balance of $248,000,000 relating to the amended Credit Facility, as of December 31, 1999, as a result of the impact of the interest rate swap in the amount of $75,000,000 was 7.17% per annum. Management does not believe the impact of any payments of a termination penalty, in the event the Company determines to terminate the swap agreements prior to the end of the respective terms, would be material to the Company's financial position or results of operations.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


8.       Note Payable:

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147,000,000, which will expire in October 2002. The proceeds of the Secured Credit Facility are intended to be used for property acquisitions. Borrowings under the Secured Credit Facility bear interest at the rate of the lender's commercial paper plus 56 basis points per annum. As of December 31, 1999, the interest rate was 6.96%. The Secured Credit Facility is collateralized by mortgages on properties and an assignment of rents. As of December 31, 1999, 43 properties and assignment of rents collateralize the Secured Credit Facility. Under the terms of the Secured Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants as of December 31, 1999. The Company believes, based on current terms, that the carrying value of its Secured Credit Facility at December 31, 1999 approximates fair value.

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding balance at December 31, 1999 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Secured Credit Facility has been mitigated by the use of interest rate swaps.

         Management does not believe the impact of any payments of a termination penalty, in the event the Company determines to terminate the swap agreement prior to the end of the respective terms, would be material to the Company's financial position or results of operations.

9.       Mortgage Warehouse Facility:

         At December 31, 1999, the Company had a $300 million mortgage warehouse facility ("Warehouse Facility"). The Warehouse Facility provides the
         Company the ability to provide mortgage financing to restaurant franchisees and periodically securitize the loans through the securitization market. The facility bears interest at a rate of LIBOR plus 95 basis points per annum. As of December 31, 1999, the interest was 6.77%. As of December 31, 1999, the Company had $30,749,540 outstanding under this Warehouse Facility. The principal balance, together with all unpaid interest, is due in full upon termination of the facility on September 19, 2000. The Company believes, based on current terms, that the carrying value at December 31, 1999 approximates fair value. Management does not believe the impact of any payments of a termination penalty, in the event the Company determines to terminate the swap agreements prior to the end of the respective terms, would be material to the company's financial position or results of operations.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


10. Stockholders' Equity:

         On May 27, 1999, the stockholders approved a one-for-two reverse split of common stock that was effective on June 3, 1999 with the filing of the amended Articles of Incorporation with the Maryland Department of Assessments and Taxation. All share and per share amounts have been restated herein to reflect the one-for-two reverse stock split.

11.      Distributions:

         For the years ended December 31, 1999, 1998 and 1997, approximately 97 percent, 85 percent and 93 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately three percent, 15 percent and seven percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 1999, 1998 and 1997 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

12.      Mergers:

         On September 1, 1999, the Company acquired CNL Fund Advisors, Inc. (the "Advisor") through the exchange of 100% of the outstanding Shares of common stock of the Advisor for 3.8 million Shares ($76,000,000) of the Company's common stock. The acquisition of the Advisor was recorded under the purchase method of accounting. The Company expensed the excess purchase price (plus costs incurred related to the acquisition) over the fair value of the net assets acquired of $76,333,516.

         In addition, on September 1, 1999, the Company acquired CNL Financial Services, Inc. and CNL Financial Corporation and its subsidiaries (collectively, "CNL Restaurant Financial Services Group") through the exchange of 100% of the outstanding Shares of common stock of those entities for 2.35 million Shares ($47,000,000) of the Company's common stock. The acquisition was recorded under the purchase method of accounting. The Company recognized the excess purchase price (plus costs incurred related to the acquisition) over the fair value of the net assets acquired, of $45,703,072 as goodwill. This amount is being amortized over 20 years. The Company recorded amortization expense relating to goodwill of $689,516 as of December 31, 1999.

         Upon consummation of the mergers on September 1, 1999, all employees of the acquired entities became employees of the Company, and any obligations for the Company to pay fees to the Advisor (such as acquisition fees and asset management fees) under the Company's advisory agreement terminated.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


12.      Mergers - Continued:

         As described above, as consideration in its acquisitions of the Advisor and CNL Restaurant Financial Services Group, the Company paid 6.15 million Shares. Of the 6.15 million Shares issued, 1.0 million are being held in escrow. The Shares held in escrow will be released to the former stockholders of the Advisor and the CNL Restaurant Financial Services Group based on the value of the restaurant properties acquired, mortgage loans made and development projects completed by the Company during the "escrow term." The "escrow term" began on September 1, 1999. If the Company fails, during the escrow term, to acquire restaurant properties, make mortgage loans and complete development projects of at least $750 million in the aggregate, any Shares remaining in escrow at the end of the escrow term will be returned to the Company, and the former stockholders of the Advisor and the CNL Restaurant Financial Services Group will no longer have any rights to such Company Shares. The Company's Board of Directors may, in its reasonable discretion, extend the escrow term for an additional six months following the escrow term if it reasonably believes that it is in the Company's best interest to do so. Management believes that the total number of Shares will be released from escrow during the term beyond a reasonable doubt, and therefore, the Shares have been included in the acquisition price and included in issued and outstanding for financial reporting purposes, even though the unearned Shares are held in escrow at December 31, 1999. As of December 31, 1999, approximately 229,841 Shares had been released from escrow.

         The following unaudited pro forma financial information presents the combined results of operations of the Company, the Advisor and the CNL Restaurant Financial Services Group as if the acquisition had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments, including amortization of goodwill and loan origination fees, elimination of certain intercompany expenses, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, the Advisor and the CNL Restaurant Financial Services Group constituted a single entity during such periods.

                                                                             Year Ended December 31:
                                                                          1999                     1998
                                                                   -------------------       ------------------
                                                                                   (unaudited)

                Total Revenues                                           $  99,547,207            $  92,212,557
                                                                  ====================     ====================

                Net Earnings                                             $  18,029,746            $  45,793,421
                                                                  ====================     ====================

                Earnings  per Share (Basic and
                   Diluted)                                                 $      .46               $     1.13
                                                                  ====================     ====================


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


13.      Related Party Transactions:

         Prior to becoming self-advised on September 1, 1999, certain directors and officers of the Company held similar positions with the Advisor, and the managing dealer of the Company's common stock offerings, CNL Securities Corp.

         During the years ended December 31, 1999, 1998 and 1997, the Company incurred $15,805, $28,914,297 and $16,686,192, respectively, in selling commissions due to CNL Securities Corp. for services in connection with public offerings of the Company's Shares. A substantial portion of these amounts ($14,751, $26,033,000 and $15,563,500) was paid by CNL
         Securities Corp. as commissions to other broker-dealers during the years ended December 31, 1999, 1998 and 1997, respectively.

         In addition, CNL Securities Corp. received a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of Shares, a portion of which was re-allowed to other broker-dealers. During the years ended December 31, 1999, 1998 and 1997, the Company incurred $1,054, $1,927,620 and $1,112,413, respectively, of such fees, the majority of which was re-allowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         CNL Securities Corp. is also entitled to receive, in connection with each common stock offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which each offering terminated in the amount of 0.20% of the stockholders' investment in the Company in connection with such offering. CNL Securities Corp. in turn may reallow all or a portion of such fee to broker-dealers whose clients purchased Shares in such offering and held Shares on such date. During 1999 and 1998, the Company incurred $1,493,437 and $300,206, respectively, of such fees. No such fees were incurred during the year ended December 31, 1997.

         In connection with the acquisition of properties, subject to approval by the Company's Board of Directors, the Company will incur advisory fees payable to affiliates of the Company. Such fees are included in the purchase price of the properties and are therefore included in the basis on which the Company charges rent on the properties. During the years ended December 31, 1999 and 1998, the Company incurred $539,976 and $67,389, respectively, of such fees relating to 25 and three properties, respectively. No such fees were incurred for the year ended December 31, 1997.

         The Advisor, prior to its acquisition by the Company, served as the Company's advisor. The Advisor was entitled, until the merger, effective September 1, 1999 (see Note 12), to receive certain fees related to the operations and business acquisitions of the Company. The fees paid to the Advisor described below for 1999 were for the period January 1, 1997 through August 31, 1999.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


13.      Related Party Transactions - Continued:

         Prior to the merger, the Advisor was entitled to receive acquisition fees for services in identifying the properties and structuring the terms of the acquisition and leases of these properties and structuring the terms of mortgage loans and other investments equal to 4.5% of the total amount raised from the sale of Shares through the Company's public offerings. To the extent the Company used proceeds from its Credit Facility to acquire properties or make mortgage loans, the Company also paid the Advisor an acquisition fee equal to 4.5% of the purchase price paid by the Company for each property or the amount of each mortgage loan. During the years ended December 31, 1999, 1998 and 1997, the Company incurred $6,185,005, $17,317,297 and $10,011,715, respectively, of such fees. Such fees are included in land and buildings on operating leases, net investment in direct financing leases, mortgage loans held for sale, investment in joint venture and other assets.

         Prior to the merger, in connection with the acquisition of properties, subject to approval by the Company's Board of Directors, the Company incurred development or construction management fees payable to a subsidiary of the Advisor. Such fees were included in the purchase price of the properties and were therefore included in the basis on which the Company charges rent on the properties. During the years ended December 31, 1999, 1998 and 1997, the Company incurred $56,352, $229,153 and $387,728, respectively, of such fees.

         Prior to the merger, for negotiating secured equipment leases and supervising the secured equipment lease program, the Advisor was entitled to receive a one-time secured equipment lease servicing fee of two percent of the purchase price of the equipment that is the subject of each secured equipment lease. During the years ended December 31, 1999, 1998 and 1997, the Company incurred $77,317, $54,998 and $87,665, respectively, in secured equipment lease servicing fees.

         The Company and the Advisor entered into an advisory agreement pursuant to which the Advisor, prior to the merger, received a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of the mortgage loans as of the end of the preceding month. The management fee could not exceed competitive fees which were for similar services in the same geographic area.

         During the years ended December 31, 1999, 1998 and 1997, the Company incurred $2,685,887, $1,911,128 and $881,668, respectively, of such fees, of which $342,580, $60,124 and $76,789, respectively, was capitalized as part of the cost of the buildings for properties under construction.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


13.      Related Party Transactions - Continued:

         Prior to the merger, the Advisor and its affiliates provided administrative services (including services for accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations) to the Company on a day-to-day basis as well as services in connection with the offering of Shares and services in connection with the mergers referred to in Notes 12 and the terminated mergers referred to in Note 16. The costs incurred for these services were classified as follows for the years ended December 31:

                                                               1999                1998                1997
                                                          ----------------    ----------------    ---------------
                 General operating and
                     administrative expenses                   $1,683,313          $1,189,471          $ 556,240
                 Stock issuance costs                              28,421           3,103,046          1,676,226
                 Transaction costs                                503,970                  --                 --
                                                          ----------------    ----------------    ---------------

                                                               $2,215,704          $4,292,517         $2,232,466
                                                          ================    ================    ===============

         In connection with becoming self-advised, effective September 1, 1999, an affiliate of a member of the board of directors performed certain services relating to human resources and information technology. The Company incurred expenses related to these services of approximately $655,000 for the fiscal year 1999.

         During the years ended December 31, 1999, 1998 and 1997, the Company acquired 41, five and five Properties, respectively, for approximately $39,700,000, $8,770,000 and $5,450,000, respectively, from affiliates of the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate, including carrying costs, or the Property's appraised value. Of the 41 Properties acquired from affiliates in 1999, 38 were acquired for a total purchase price of approximately $36,800,000 from Commercial Net Lease Realty, Inc. ("NNN"), a publicly traded real estate investment trust. James M. Seneff, Jr., the Chairman of the Board of the Company, is the Chairman of the Board and Chief Executive Officer of NNN and Robert A. Bourne, Vice Chairman of the Board of the Company, is also Vice Chairman of the Board of NNN. This transaction was approved by the Company's independent directors.

         As of December 31, 1999, the Company was in the process of finalizing a lease agreement for its office space (the "Lease") with an affiliate of James M. Seneff, Jr., the Company's Chairman of the Board. The Lease provides for rent in the amount of approximately $857,000 per year, with a three percent increase annually, expiring in October 2014.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


13.      Related Party Transactions - Continued:

         The due to related parties consisted of the following at December 31:

                                                                               1999                    1998
                                                                         ------------------     -------------------
                 Due to the Advisor:
                     Expenditures incurred on behalf of the
                        Company and accounting and
                        administrative services                                    $    --             $ 1,238,148
                     Acquisition fees                                                   --                  39,788
                                                                         ------------------     -------------------
                                                                                         --               1,277,936
                 Due to CNL Securities Corp:
                     Commissions                                                                            30,528
                                                                                         --
                     Soliciting dealer servicing fee                             1,493,437                 300,206
                                                                         ------------------     -------------------
                                                                                 1,493,437                 330,734
                 Due to affiliate as obligation under
                     capital lease                                               8,817,692                       --
                 Due to other affiliates                                           315,800                       --
                                                                         ------------------     -------------------

                                                                              $ 10,626,929             $ 1,608,670
                                                                         ==================     ===================

         The Company, through the acquisition of the Advisor on September 1, 1999, provides certain services relating to management of related parties and their properties pursuant to management agreements. Under these agreements, the Company is responsible for collecting rental payments, inspecting the properties and the tenants' books and records, assisting in responding to tenant inquiries and notices and providing information to the related parties about the status of the leases and the properties. For these services, the related parties have agreed to pay the Company an annual fee.

         The due from related parties consisted of the following at December 31:

                                                                         1999                      1998
                                                                  --------------------      -------------------
                 Management fees                                           $   69,143                  $    --
                 Expenditures incurred on
                     behalf of the related parties
                     and accounting and
                     administrative services and
                     costs associated with the
                     Proposed Merger (see Note 6)                           1,246,578                       --
                                                                  --------------------      -------------------

                                                                         $  1,315,721                  $    --
                                                                  ====================      ===================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


13.      Related Party Transactions - Continued:

         In connection with the Mergers (see Note 12), the Company issued 6.15 million Shares to directors and officers of the Company and affiliates of the Company.

14.      Concentration of Credit Risk:

         The following schedule presents rental, earned, investment and interest income from individual lessees or borrowers, or affiliated groups of lessees or borrowers, each representing more than ten percent of the Company's total rental, earned, investment and interest income from its properties, mortgage loans held for sale, secured equipment leases and Certificates for at least one of each of the years ended December 31:

                                                                   1999              1998              1997
                                                               --------------    --------------    -------------
                 Jack in the Box, Inc. (formerly
                     Foodmaker, Inc.)                                    N/A        $4,101,214       $1,980,338
                 Houlihan's Restaurants, Inc.                            N/A               N/A        1,847,574
                 Castle Hill Holdings V, L.L.C.,
                     Castle Hill Holdings VI, L.L.C.
                     and Castle Hill Holdings VII,
                     L.L.C.                                              N/A               N/A        2,636,004

         In addition, the following schedule presents total rental, earned, investment and interest income from individual restaurant chains, each representing more than ten percent of the Company's total rental, earned, investment and interest income from its properties, mortgage loans held for sale, secured equipment leases and Certificates for at least one of each of the years ended December 31:

                                                                 1999               1998              1997
                                                             --------------    ---------------    --------------
                 Golden Corral Family
                     Steakhouse Restaurants                            N/A         $4,373,687        $2,531,941
                 Jack in the Box                                       N/A          4,101,214         1,980,338
                 Pizza Hut                                             N/A                N/A         2,636,004
                 Boston Market                                         N/A                N/A         2,338,949



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


14.      Concentration of Credit Risk - Continued:

         The information denoted by N/A indicates that for the applicable period presented, the tenant or borrower, chain, or group of affiliated tenants, borrowers or chains, did not represent more than ten percent of the Company's total rental, earned, investment and interest income.

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

         On September 23, 1999, the judge assigned to the two cases entered an order consolidating the two cases. Pursuant to this order the plaintiffs filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the Company, filed a motion to dismiss the consolidated complaint on December 28, 1999. The Company and the general partners of the CNL Income Funds believe that the lawsuits are without merit and intend to defend vigorously against the claims.

         The Company has entered into various development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. In addition, through the acquisition of the Advisor, the Company has unfunded letters of commitment to develop properties for specific tenants. The aggregate maximum development costs and unfunded letters of commitment the Company has agreed to pay are approximately

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


15.      Commitments and Contingencies - Continued:

         $214,022,000, of which approximately $60,201,000 in land and other costs had been incurred as of December 31, 1999. The buildings currently under construction or renovation are expected to be operational by June 2000. In connection with the purchase of each property, the Company, as lessor, entered into a long-term lease agreement.

         In the ordinary course of business, the Company has outstanding loan commitments to qualified borrowers that are not reflected in the accompanying condensed consolidated financial statements. These commitments, if accepted by the potential borrower, obligate the Company to provide funding. The accepted and unfunded commitments totaled approximately $108,165,000 at December 31, 1999 which includes both the Warehouse Facility and the off-balance sheet loan sale facility.

16.      Subsequent Events:

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

         On March 1, 2000, the Company announced that it had entered into termination agreements with the remaining 16 CNL Income Funds. This decision was based on a number of factors including, concern of the general partners of the CNL Income Funds that, in light of the market conditions relating to publicly traded real estate investment trusts generally ("REITS"), the potential value of the transaction had diminished. As a result of such diminishment, the general partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. Due to the general partners' reluctance to recommend the transaction to the limited partners of the CNL Income Funds, the Company believed that pursuing the transaction without an unequivocal recommendation of the CNL income Funds' general partners would not result in a favorable vote, and that therefore the continued pursuit of the acquisition by the Company would not be in the best interests of its stockholders. Furthermore, a primary objective of the Company for acquiring the CNL Income Funds was to significantly increase its asset base for the purpose of listing its Shares on the New York Stock Exchange and potentially, by virtue of size, create an institutional investor following. In light of the current market conditions relating to publicly traded REITS, the Company believes that increasing its size would not provide it with such following and

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


16.      Subsequent Events - Continued:

         would not provide the Company with access to capital on favorable terms. Therefore, being forced to list at this time, which is a condition to closing the acquisition of the CNL Income Funds, would not, in the opinion of the Company, produce the results the Company had initially envisioned at the time the merger agreements were executed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 15, 2000.

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 15, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 15, 2000.

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 15, 2000.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Consolidated Financial Statements

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at December 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated    Statements   of   Stockholders'   Equity   and
                  Comprehensive Income (Loss) for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                  Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1999

                  Schedule IV - Mortgage  Loans on Real  Estate at December  31,
                  1999

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

                  2.1 Agreement and Plan of Merger, by and among the Registrant, CFA Acquisition Corp., CNL Fund Advisors, Inc. and CNL Group, Inc., dated March 11, 1999 (Included as Exhibit 10.38 to the Registrant's Registration Statement No. 333-74329 on Form S-4 (the "Form S-4") as originally filed and incorporated herein by reference.)

                  2.2 Agreement and Plan of Merger, by and among the Registrant, CFC Acquisition Corp., CFS Acquisition Corp., CNL Financial Corp., CNL Financial Services, Inc., CNL Group, Inc., Five Arrows Realty Securities L.L.C., Robert A. Bourne, Curtis B. McWilliams and Brian Fluck, dated March 11, 1999 (Included as
                           Exhibit 10.39 to the Form S-4 as originally filed and incorporated herein by reference.)

                  3.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation, as amended (Included as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.)

                  3.2 CNL American Properties Fund, Inc. Amended and Restated Bylaws (Included as Exhibit 3.2 to the Registrant's Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference.)

                  4.1 Form of Stock Certificate (Included as Exhibit 4.5 to the Registrant's Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

                  10.1 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne,
                           G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven
                           D. Shackelford, and dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis
                           B. McWilliams (Included as Exhibit 10.9 to the Registrant's Registration Statement No. 333-15411 on Form S-11 and incorporated herein by reference.)

                  10.2 Amended and Restated Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.50 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

                  10.3 Amended and Restated Credit Agreement by and among CNL APF Partners, LP, Registrant, First Union National Bank, First Union Capital Markets Group, Banc of America Securities LLC, NationsBank, N.A., The Chase Manhattan Bank and other financial institutions, dated June 9, 1999 (Included as Exhibit
                           10.51 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  10.4 First Amendment to Amended and Restated Credit Agreement dated as of December 31, 1999 between CNL APF Partners, LP and First Union National Bank, as Agent (filed herewith.)

                  10.5 Franchise Receivable Funding and servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (filed herewith.)

                  10.6 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (filed herewith.)

                  10.7     1999 Performance  Incentive Plan (Included as Exhibit
                           10.1  to  Amendment   No.  1  to  the  Form  S-4  and
                           incorporated herein by reference.)

                  10.8 Registration Rights Agreement by and among the Registrant, Robert A. Bourne, Curtis B. McWilliams, John T. Walker, Howard Singer, Steven D. Shackelford and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.40 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                  10.9 Registration Rights Agreement by and among the Registrant, Five Arrows Realty Securities L.L.C., James M. Seneff, Jr., Robert A. Bourne, Curtis B. McWilliams and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.41 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

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

                  21       Subsidiaries of the Registrant (Filed herewith.)

                  27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.

                                      CNL AMERICAN PROPERTIES FUND, INC.

                                      By:      CURTIS B. McWILLIAMS
                                               Chief Executive Officer

                                               /s/ Curtis B. McWilliams
                                               ------------------------------
                                               CURTIS B. McWILLIAMS

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date


/s/ James M. Seneff, Jr.                   Chairman of the Board                             March 28, 2000
--------------------------------------
James M. Seneff, Jr.


/s/ Robert A. Bourne                       Vice Chairman of the Board                        March 28, 2000
--------------------------------------
Robert A. Bourne


/s/ Curtis B. McWilliams                   Chief  Executive  Officer  (Principal             March 28, 2000
------------------------
Curtis B. McWilliams                       Executive Officer)


/s/ Steven D. Shackelford                  Senior  Vice   President   and  Chief             March 28, 2000
-------------------------------------
Steven D. Shackelford                      Financial     Officer      (Principal
                                           Financial and Accounting Officer)


/s/ G. Richard Hostetter                   Independent Director                              March 28, 2000
--------------------------------------
G. Richard Hostetter


/s/ J. Joseph Kruse                        Independent Director                              March 28, 2000
---------------------------------------
J. Joseph Kruse


/s/ Richard C. Huseman                     Independent Director                              March 28, 2000
------------------------------------
Richard C. Huseman




                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1999, 1998 and 1997



                                                       Additions                      Deductions
                                               ----------------------------    --------------------------

                                 Balance at     Charged to    Charged to        Deemed                        Balance
                                  Beginning      Costs and       Other          Uncollec-                     at End
    Year         Description       of Year       Expenses      Accounts          tible         Collected      of Year
   --------    ----------------  ------------  ------------  --------------    -----------     ----------   ------------
    1997       Allowance for
                   doubtful
                   accounts (a)     $  2,857       $   --        $ 97,745  (b)     $  --          $  638       $  99,964
                                 ============  ============  ==============    ===========     ==========   ============

    1998       Allowance for
                   doubtful
                   accounts (a)     $ 99,964    $ 636,614     $ 1,324,980  (b)     $  --         $ 4,743     $ 2,056,815
                                 ============  ============  ==============    ===========     ==========   ============

    1999       Allowance for
                   doubtful
                   accounts (a)   $2,056,815   $1,036,928     $ 3,057,049      $ 572,483  (c)   $389,093     $ 5,189,216
                                 ============  ============  ==============    ===========     ==========   ============


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b) Reduction of rental, earned and other income.

         (c) Amounts written off as uncollectible.

               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999




                                                                                                       Costs Capitalized
                                                                                                        Subsequent To
                                                                    Initial Cost                         Acquisition
                                                        ---------------------------------------------------------------------
                                             Encum-                          Buildings and        Improve-       Carrying
                                            brances           Land            Improvements         ments         Costs
                                         ------------   -----------------  ------------------  ---------------  ------------
Properties the Company
    has invested in Under
    Operating Leases:

    Applebee's Restaurants:
         Antioch, Tennessee                  -                   609,696            770,331                  -             -
         Clarksville, Tennessee              -                   556,070            983,010                  -             -
         Columbia, Tennessee                 -                   625,868            936,068                  -             -
         Cookeville, Tennessee               -                   489,867          1,003,630                  -             -
         Hendersonville, Tennessee           -                   549,651            966,628                  -             -
         Hermitage, Tennessee                -                   735,272            827,474                  -             -
         Hopkinsville, Kentucky              -                   390,058            943,019                  -             -
         Lebanon, Tennessee                  -                   568,168            925,046                  -             -
         Madison, Tennessee                  -                   740,165            835,996                  -             -
         Montclair, California               -                   874,094                  -            880,494             -
         Moscow, Idaho                       -                   537,410                  -                  -             -
         Rockford, Illinois                  -                   603,828                  -                  -             -
         Salem, Oregon                       -                   778,775                  -          1,131,575             -
         Salinas, California                 -                   786,475                  -                  -             -

    Arby's Restaurants:
         Allen, Texas                        -                   508,120                  -            630,308             -
         Arab, Alabama                      (y)                  230,720            455,946                  -             -
         Atlanta, Georgia                   (y)                  648,459                  -            683,390             -
         Auburndale, Florida                 -                   326,788            391,270                  -             -
         Avon, Indiana                       -                   338,486            497,282                  -             -
         Bartow, Florida                     -                   226,428                  -                  -             -
         Brooksville, Florida                -                   266,606                  -                  -             -
         Brooksville, Florida                -                   248,277                  -                  -             -
         Canton, Georgia                    (y)                  586,477                  -            606,850             -
         Circleville, Ohio                   -                   307,909                  -            622,689             -
         Columbus, Ohio                     (y)                  441,770                  -            621,014             -
         Columbus, Ohio                     (y)                  483,868                  -            576,483             -
         Douglasville, Georgia               -                   709,624                  -            540,955             -
         Elfers, Florida                     -                   242,777                  -                  -             -
         Flower Mound, Texas                 -                   434,000                  -            285,499             -
         Grand Rapids, Michigan (k)          -                   312,670                  -                  -             -
         Greensboro, North Carolina          -                   363,478            404,650                  -             -
         Greenville, North Carolina          -                   277,986            490,143                  -             -
         Hudson, Florida                     -                   270,539                  -                  -             -
         Huntsville, Alabama                 -                         -                  -            595,455             -
         Indianapolis, Indiana               -                   439,935                  -            670,560             -
         Jonesville, North Carolina          -                   228,364            539,764                  -             -
         Kendallville, Indiana               -                   276,567            505,359                  -             -
         Kernersville, North Carolina        -                   273,325            413,077                  -             -
         Kinston, North Carolina             -                   268,545            485,160                  -             -
         Lakeland, Florida                   -                   235,996                  -                  -             -
         Lexington, North Carolina           -                   320,924            463,347                  -             -
         Newark, Ohio                        -                         -                  -            336,297             -
         Orange Park, Florida               (y)                  463,047                  -            621,088             -
         Plant City, Florida                 -                   196,251                  -                  -             -
         Redford, Michigan                  (y)                  412,516                  -            673,289             -
         Renton, Washington                  -                   583,128                  -            444,307             -
         Surfside Beach, South Carolina     (y)                  421,059                  -            632,791             -
         Tampa, Florida                      -                   322,412            371,694                  -             -
         The Colony, Texas                   -                   504,163                  -            485,272             -
         Vancouver, Washington              (y)                  733,180                  -            665,895             -
         Walker, Michigan                    -                   498,427                  -            701,500             -
         Whitehall, Ohio                    (y)                  522,786                  -            289,350             -

    Bakers Square Restaurants:
         Alsip, Illinois                    (y)                  449,010            728,259                  -             -
         Burbank, Illinois                  (y)                  679,830          1,041,258                  -             -
         Cherry Valley, Illinois            (y)                  419,238            848,874                  -             -
         Coon Rapids, Minnesota             (y)                  543,966          1,131,838                  -             -
         Deerfield, Illinois                (y)                  573,069            468,307                  -             -
         Lansing, Illinois                  (y)                  647,562            869,687                  -             -
         Mankato, Minnesota                  -                   488,663          1,141,844                  -             -
         Matteson, Illinois                 (y)                  664,403            852,845                  -             -
         Merrillville, Indiana              (y)                  567,083          1,176,715                  -             -
         Palos Heights, Illinois            (y)                  375,257            734,314                  -             -
         Saint Charles, Illinois             -                   614,512            630,952                  -             -
         Westmont, Illinois                  -                   518,276            591,047                  -             -
         Willowbrook, Illinois               -                   586,045            718,306                  -             -

    Barb Wires Steakhouse & Saloon
      Restaurant:
         Lawrence, Kansas                    -                   493,489                  -                  -             -

    Bennigan's Restaurants:
         Arvada, Colorado                    -                   714,194          1,302,733                  -             -
         Batavia, Illinois                  (y)                  944,185                  -          1,504,357             -
         Bedford, Texas                      -                   768,333                  -                  -             -
         Canton, Ohio                        -                 1,419,261                  -             95,308             -
         Clearwater, Florida                 -                   900,038                  -                  -             -
         Colorado Springs, Colorado          -                   794,255                  -                  -             -
         Copley, Ohio                        -                 1,419,261                  -             95,308             -
         Englewood, Colorado                 -                   665,141                  -                  -             -
         Englewood, New Jersey               -                 1,460,179            901,042                  -             -
         Florham Park, New Jersey            -                 1,077,645                  -                  -             -
         Glenview, Illinois                  -                 1,009,338                  -             44,400             -
         Grapevine, Texas                    -                 1,028,193                  -          1,512,031             -
         Houston, Texas                      -                   908,502                  -                  -             -
         Jacksonville, Florida               -                   779,387                  -                  -             -
         Jacksonville, Florida               -                   832,557                  -                  -             -
         Lone Tree, Colorado                (y)                1,075,230                  -            501,111             -
         Mount Laurel, New Jersey            -                 1,305,939          1,030,685                  -             -
         North Richland Hills, Texas         -                   886,048                  -                  -             -
         Ocala, Florida                      -                   693,453                  -          1,072,916             -
         Oklahoma City, Oklahoma             -                   756,750                  -                  -             -
         Orlando, Florida                    -                 1,585,461                  -            874,143             -
         Pensacola, Florida                  -                   692,093                  -                  -             -
         Saint Louis Park, Minnesota         -                   885,111                  -                  -             -
         Tampa, Florida                      -                   734,245                  -                  -             -
         Woodridge, Illinois                 -                   789,680                  -                  -             -

    Big Boy Restaurants:
         Alton, Illinois (m)                 -                   298,330                  -            771,486             -
         Arnold, Missouri (m)                -                   373,239                  -            873,481             -
         Belleville, Illinois                -                   289,405                  -            434,316             -
         Benton Harbor, Michigan             -                   168,583                  -            878,386             -
         Blue Springs, Missouri (m)          -                   251,187                  -            737,670             -
         Collinsville, Illinois (m)          -                   346,116                  -            829,946             -
         Columbia, Missouri                  -                   496,025                  -            792,520             -
         Crystal City, Missouri              -                   273,460                  -            694,837             -
         Fenton, Missouri (m)                -                   624,303                  -            952,724             -
         Grandview, Missouri (m)             -                   395,842                  -            631,903             -
         Granite City, Illinois (m)          -                   122,097                  -            974,597             -
         Guadalupe, Arizona (q)              -                   623,709            933,059                  -             -
         Independence, Missouri (m)          -                   515,607                  -            838,027             -
         Jefferson City, Missouri (m)        -                   460,466                  -            720,050             -
         Kansas City, Missouri               -                   401,115                  -            667,600             -
         Las Vegas, Nevada (r)               -                   656,263          1,162,746                  -             -
         Lee's Summit, Missouri (m)          -                   503,048                  -            626,215             -
         Mansfield, Ohio (m)                 -                   366,776                  -            778,584             -
         Merriam, Kansas (m)                 -                   644,889                  -            991,991             -
         North Kansas City, Missouri (m)     -                   450,010                  -            760,630             -
         O'Fallon, Missouri (m)              -                   369,314                  -            704,550             -
         Overland Park, Kansas (m)           -                   466,949                  -            630,982             -
         Saint Clairsville, Ohio (m)         -                   437,383                  -            770,447             -
         Sedalia, Missouri (m)               -                   318,979                  -          1,013,110             -
         Saint Joseph, Missouri (m)          -                   238,400                  -            700,519             -
         Saint Louis, Missouri (m)           -                   608,835                  -            859,893             -
         Saint Peters, Missouri              -                   376,905                  -            692,124             -
         Taylor, Michigan                    -                   373,164            869,059                  -             -
         Woodson Terrace, Missouri (m)       -                   744,126                  -                  -             -

    Black-eyed Pea Restaurants:
         Fort Worth, Texas                   -                   678,779                  -          1,049,420             -
         Glendale, Arizona                   -                   744,764                  -          1,082,896             -
         Grapevine, Texas                    -                   883,976                  -          1,311,307             -
         Herndon, Virginia                   -                   362,141            989,635                  -             -
         Hillsboro, Texas                    -                   404,881                  -                  -             -
         Killeen, Texas                      -                   514,282                  -            989,138             -
         McKinney, Texas                     -                   683,537                  -          1,124,255             -
         Mesa, Arizona                       -                   821,011                  -          1,056,003             -
         Mesa, Arizona                       -                   784,939                  -                  -             -
         Norman, Oklahoma                    -                   568,087                  -            974,706             -

    Black Angus Restaurants:
         Dublin, California                  -                 1,023,806                  -                  -             -
         Orem, Utah                         (y)                  800,046                  -          1,192,375             -

    Boston Market Restaurants:
         Atlanta, Georgia                    -                   774,448                  -            507,587             -
         Baltimore, Maryland                 -                   585,818                  -            866,641             -
         Collinsville, Illinois              -                   507,544                  -            328,353             -
         Columbus, Ohio                      -                   353,608            606,470                  -             -
         Corvallis, Oregon (m)               -                   365,784                  -            605,763             -
         Florissant, Missouri                -                   705,522                  -            626,845             -
         Gambrills, Maryland                 -                   667,992                  -            661,776             -
         Glendale, Arizona                   -                   566,562            403,730                  -             -
         Indianapolis, Indiana               -                   885,567                  -            648,755             -
         Jessup, Maryland (m)                -                   631,336                  -            675,111             -
         Lansing, Michigan                   -                   515,827                  -            572,706             -
         Liberty, Missouri (m)               -                   469,041                  -            336,295             -
         Newport News, Virginia              -                   473,596            586,377                  -             -
         Riverdale, Maryland                 -                   526,092                  -            504,483             -
         Rockwall, Texas                     -                   528,118                  -            340,297             -
         Saint Joseph, Missouri (m)          -                   378,786            388,489                  -             -
         San Antonio, Texas                  -                   482,361                  -            316,135             -
         Stafford, Texas                     -                   448,185            681,598                  -             -
         Upland, California                  -                   788,248            209,449                  -             -
         Vacaville, California               -                   751,576                  -            757,026             -
         Waldorf, Maryland                   -                   651,867                  -            775,634             -
         Warwick, Rhode Island               -                   234,685            589,367                  -             -

    Buffet Town Restaurant:
         Cedar Park, Texas (s) (m)           -                   569,782            294,878                  -             -

    Burger King Restaurants:
         Asheboro, North Carolina            -                   597,021            962,188                  -             -
         Atlanta, Georgia                    -                   394,712                  -                  -             -
         Burbank, Illinois                  (y)                  543,095                  -            620,617             -
         Chadbourn, North Carolina           -                   217,079                  -            833,772             -
         Chattanooga, Tennessee             (y)                  680,192                  -            575,426             -
         Chattanooga, Tennessee             (y)                  769,842                  -            411,012             -
         Chicago, Illinois                  (y)                  917,717                  -            784,590             -
         Clinton, North Carolina             -                   349,582                  -            385,483             -
         Columbus, Ohio                      -                   445,471            434,907                  -             -
         Coon Rapids, Minnesota              -                   387,913            560,993                  -             -
         Cut Off, Louisiana                  -                   323,106          1,219,165                  -             -
         Highland, Indiana                  (y)                  672,815                  -            621,133             -
         John's Island, South Carolina       -                   477,686            719,221                  -             -
         Kent, Ohio                          -                   233,468            689,696                  -             -
         Lacey, Washington                   -                   308,272                  -                  -             -
         Lake Charles, Louisiana             -                   360,438          1,062,531                  -             -
         Lancaster, Ohio                     -                   339,900            745,696                  -             -
         Lynnwood, Washington                -                   448,745            626,866                  -             -
         Manchester, New Hampshire           -                   775,925            458,838                  -             -
         Montgomery, Alabama                 -                   402,927                  -                  -             -
         Montgomery, Alabama                 -                   379,798            695,812                  -             -
         Natchez, Mississippi                -                   273,353            718,493                  -             -
         Oak Lawn, Illinois                 (y)                1,211,346                  -            829,339             -
         Ooltewah, Tennessee                (y)                  546,261                  -            714,114             -
         Opelousas, Louisiana                -                   625,123            958,670                  -             -
         Rochester, New Hampshire            -                   261,321            802,689                  -             -
         Shelton, Washington                 -                   424,416            822,399                  -             -
         Saint Paul, Minnesota               -                   281,966            581,637                  -             -
         Tampa, Florida                      -                   479,315                  -            497,291             -
         Tappahannock, Virginia              -                   363,327            596,839                  -             -
         Warren, Michigan                    -                   375,952            820,967                  -             -
         Wilimington, North Carolina         -                   348,663            626,806                  -             -

    Charley's Restaurants:
         King of Prussia, Pennsylvania       -                   965,223            549,565                  -             -
         McLean, Virginia                    -                   944,585            689,363                  -             -

    Chevy's Fresh Mex Restaurants:
         Annapolis, Maryland                 -                 1,372,077          1,566,797                  -             -
         Arapahoe, Colorado                  -                   986,426          1,680,312                  -             -
         Auburn Hills, Michigan              -                 1,122,087          2,017,496                  -             -
         Beaverton, Oregon                   -                   938,162          1,681,670                  -             -
         Bloomington, Minnesota              -                   869,178          1,309,759                  -             -
         Brandon, Florida                    -                   844,185          1,425,740                  -             -
         Clearwater, Florida                 -                   984,259          1,103,690                  -             -
         Greenbelt, Maryland                 -                   945,234          1,475,339                  -             -
         Independence, Missouri              -                 1,239,264          1,490,392                  -             -
         Kissimmee, Florida                  -                   570,815          1,536,290                  -             -
         Lake Oswego, Oregon                 -                   963,047          1,505,671                  -             -
         Las Vegas, Nevada                   -                 1,156,847          1,188,272                  -             -
         Lilburn, Georgia                    -                 1,089,268            931,637                  -             -
         Merriam, Kansas                     -                 1,032,271          1,074,834                  -             -
         Naperville, Illinois                -                   960,779          1,365,563                  -             -
         Olathe, Kansas                      -                   470,047          1,541,280                  -             -
         Orlando, Florida                    -                 1,495,716          1,674,517                  -             -
         Tampa, Florida                      -                   878,358          1,449,034                  -             -
         Tampa, Florida                      -                   869,408          1,548,972                  -             -
         Taylor, Michigan                    -                   844,918          1,712,340                  -             -

    Darryl's Restaurants:
         Evansville, Indiana                (y)                  563,479                  -                  -             -
         Hampton, Virginia                  (y)                  698,367            570,468                  -             -
         Huntsville, Alabama                (y)                  777,842            663,941                  -             -
         Knoxville, Tennessee               (y)                  589,574                  -                  -             -
         Louisville, Kentucky               (y)                  647,375                  -                  -             -
         Mobile, Alabama                     -                   495,195                  -                  -             -
         Montgomery, Alabama                (y)                  346,380                  -                  -             -
         Nashville, Tennessee               (y)                  513,218                  -                  -             -
         Orlando, Florida                    -                 1,485,631            772,853                  -             -
         Pensacola, Florida                 (y)                  389,394                  -                  -             -
         Raleigh, North Carolina            (y)                  840,525            505,176                  -             -
         Raleigh, North Carolina             -                 1,131,164            719,865                  -             -
         Richmond, Virginia                  -                   618,125                  -                  -             -
         Richmond, Virginia                 (y)                  311,196                  -                  -             -
         Winston-Salem, North Carolina       -                   436,867                  -                  -             -

    Del Taco Restaurant:
         Mesa, Arizona                       -                   641,080                  -            629,348             -

    Denny's Restaurants:
         Duncan, South Carolina              -                   219,702                  -                  -             -
         Greensboro, North Carolina          -                   361,025            572,098                  -             -
         Greenville, South Carolina          -                   457,851            454,566                  -             -
         Houston, Texas                      -                   392,818            664,851                  -             -
         Landrum, South Carolina             -                   155,398                  -                  -             -
         McKinney, Texas                     -                   439,961                  -                  -             -
         Mooresville, North Carolina         -                   307,292                  -                  -             -
         Pasadena, Texas                     -                   466,555            506,094                  -             -
         Santee, South Carolina              -                   328,506            358,314                  -             -
         Shawnee, Oklahoma                   -                   528,090            625,653                  -             -
         Tampa, Florida                      -                   397,302                  -                  -             -
         Topeka, Kansas                      -                   414,731                  -                  -             -
         Winter Springs, Florida             -                   555,232                  -                  -             -

    Einstein Brothers' Bagels
       Restaurants:
         Dearborn, Michigan                  -                   464,957                  -            178,078             -
         Springfield, Virginia               -                   628,804                  -             36,311             -

    Fazoli's Restaurant:
         Southaven, Mississippi              -                   485,013                  -                  -             -

    Golden Corral Family
       Steakhouse Restaurants:
         Bellevue, Nebraska                  -                   440,812                  -          1,039,283             -
         Brunswick, Georgia                  -                   456,629                  -          1,170,630             -
         Carlsbad, New Mexico                -                   384,221                  -            643,854             -
         Cleburne, Texas                     -                   359,455                  -            653,853             -
         Clovis, New Mexico                  -                   426,349            805,517                  -             -
         Columbia, Missouri                  -                   848,133          1,008,678                  -             -
         Columbia, Tennessee                 -                   442,218                  -            930,207             -
         Columbus, Ohio                      -                 1,031,098                  -          1,092,939             -
         Cookeville, Tennessee               -                   781,046                  -          1,277,050             -
         Corpus Christi, Texas               -                   576,548                  -            934,918             -
         Corsicana, Texas                    -                   349,227            699,756                  -             -
         Council Bluffs, Iowa                -                   546,078                  -            993,149             -
         Davenport, Iowa                     -                   601,296          1,344,016                  -             -
         Dover, Delaware                     -                 1,043,108                  -            977,508             -
         Dublin, Georgia                     -                   324,012                  -          1,029,242             -
         Dubuque, Iowa                       -                   564,242                  -          1,056,315             -
         Duncan, Oklahoma                    -                   161,390                  -          1,028,945             -
         Edmond, Oklahoma                    -                   569,664                  -          1,017,781             -
         Enid, Oklahoma                      -                   364,536                  -            865,147             -
         Evansville, Indiana                 -                   587,794                  -          1,262,175             -
         Evansville, Indiana                 -                   582,807                  -          1,387,885             -
         Flowood, Mississippi                -                   579,242                  -          1,229,239             -
         Fort Dodge, Iowa                    -                   320,880                  -          1,155,880             -
         Fort Walton Beach, Florida          -                   590,538                  -          1,176,436             -
         Fort Wayne, Indiana                 -                   738,839                  -            969,481             -
         Fort Worth, Texas                   -                   640,320            898,171                  -             -
         Henderson, Kentucky                 -                   380,709                  -          1,124,332             -
         Hopkinsville, Kentucky              -                   456,646                  -            861,803             -
         Jacksonville, Florida               -                   679,236                  -          1,469,954             -
         Jacksonville, Florida               -                   615,554                  -          1,184,073             -
         Jacksonville, Florida               -                   541,264                  -          1,173,738             -
         Liberty, Missouri                   -                   409,153                  -            943,712             -
         Lufkin, Texas                       -                   479,197                  -            954,051             -
         Moberly , Missouri                  -                   374,230                  -            838,342             -
         Mobile, Alabama                     -                   428,841                  -          1,031,457             -
         Muskogee, Oklahoma                  -                   395,839                  -            887,540             -
         Olathe, Kansas                      -                   548,821                  -          1,099,448             -
         Omaha, Nebraska                     -                   570,004                  -          1,271,666             -
         Palatka, Florida                    -                   322,433                  -            987,385             -
         Pensacola, Florida                  -                   633,459                  -          1,606,040             -
         Port Richey, Florida                -                   626,999                  -          1,130,692             -
         Rock Hill, South Carolina           -                   701,125                  -          1,254,740             -
         Tampa, Florida                      -                   825,650                  -          1,161,192             -
         Tulsa, Oklahoma                     -                   688,477                  -          1,237,344             -
         Universal City, Texas               -                   357,429                  -            650,249             -
         Waldorf, Maryland                   -                   870,832                  -          1,688,719             -
         Winchester, Kentucky                -                   303,633                  -            970,489             -

    Ground Round Restaurants:
         Allentown, Pennsylvania             -                   405,631            884,954                  -             -
         Cincinnati, Ohio                    -                   282,099            534,632                  -             -
         Crystal, Minnesota                  -                   370,667            431,642                  -             -
         Dubuque, Iowa                       -                   693,733            810,458                  -             -
         Ewing , New Jersey                  -                   371,254            685,847                  -             -
         Gloucester, New Jersey              -                   422,489            528,849                  -             -
         Janesville, Wisconsin               -                   451,235            548,178                  -             -
         Kalamazoo, Michigan                 -                   287,331            712,081                  -             -
         Nanuet, New York                    -                   375,116            605,067                  -             -
         Parma, Ohio                         -                   388,699            793,475                  -             -
         Reading, Pennsylvania               -                   728,574            793,410                  -             -
         Waterloo, Iowa                      -                   436,471            659,089                  -             -
         Wauwatosa, Wisconsin                -                   627,680            804,399                  -             -

    Guthrie's Restaurant:
         Hoover, Alabama (t)                 -                   493,536            619,786                  -             -

    Hardee's Restaurants:
         Chalkville, Alabama                (y)                  201,069            465,165                  -             -
         Columbia, Tennessee                (y)                  226,300                  -                  -             -
         Gulf Shores, Alabama               (y)                  409,444            604,784                  -             -
         Horn Lake, Mississippi             (y)                  302,787                  -                  -             -
         Johnson City, Tennessee             -                   215,567                  -                  -             -
         Mobile, Alabama                     -                   336,696                  -                  -             -
         Petal, Mississippi                 (y)                  324,298            420,017                  -             -
         Rock Hill, South Carolina           -                   256,050            476,149                  -             -
         Tusculum, Tennessee                (y)                  217,396            522,802                  -             -
         Warrior, Alabama                   (y)                  177,659                  -                  -             -
         West Point, Mississippi            (y)                  173,386                  -                  -             -

    Houlihan's Restaurants:
         Bethel Park, Pennsylvania           -                   846,183            595,601                  -             -
         Langhorne, Pennsylvania             -                   817,039            648,765                  -             -
         Plymouth Meeting, Pennsylvania      -                 1,181,460            908,880                  -             -

    International House of Pancakes
       Restaurants:
         Auburn, Washington                  -                   632,811          1,135,312                  -             -
         Castle Rock, Colorado               -                   540,896                  -          1,196,239             -
         Clarksville, Tennessee              -                   375,987            964,430                  -             -
         Elk Grove, California              (y)                  584,766                  -                  -             -
         Fairfax, Virginia                  (y)                1,096,763            705,345                  -             -
         Fort Worth, Texas                   -                   575,285            802,974                  -             -
         Fort Worth, Texas                  (y)                  565,639            923,669                  -             -
         Greeley, Colorado                  (y)                  416,279                  -            867,972             -
         Greenville, South Carolina         (y)                  476,847            961,606                  -             -
         Hollywood, California               -                 1,407,002                  -                  -             -
         Homewood, Alabama                  (y)                  545,112          1,029,900                  -             -
         Houston, Texas                     (y)                  645,365            856,532                  -             -
         Kansas City, Missouri              (y)                  512,481            831,202                  -             -
         Killeen, Texas                     (y)                  380,687            775,713                  -             -
         Lake Jackson, Texas                (y)                  460,167            802,640                  -             -
         Leesburg, Virginia                  -                   665,015            580,798                  -             -
         Leon Valley, Texas                 (y)                  593,624            918,024                  -             -
         Loveland, Colorado                 (y)                  488,259                  -                  -             -
         Murfreesboro, Tennessee            (y)                  647,414            871,268                  -             -
         Phoenix, Arizona                    -                   668,112            941,796                  -             -
         Port Arthur, Texas                 (y)                  382,950            957,912                  -             -
         Poughkeepsie, New York              -                   504,533            806,624                  -             -
         Pueblo, Colorado                   (y)                  387,562            891,943                  -             -
         Roseville, Michigan                 -                   282,868            843,648                  -             -
         Southaven, Mississippi             (y)                  579,175          1,176,434                  -             -
         Stockbridge, Georgia               (y)                  765,743            707,406                  -             -
         Victoria, Texas                    (y)                  319,237                  -                  -             -

    Jack In the Box Restaurants:
         Allen, Texas                       (y)                  711,642                  -            726,339             -
         Austin, Texas                      (y)                  446,800                  -            416,243             -
         Avondale, Arizona                  (y)                  605,063                  -            649,514             -
         Bacliff, Texas                      -                   419,488                  -            697,861             -
         Carson, California                  -                   457,821                  -            708,581             -
         Chandler, Arizona                  (y)                  481,456                  -            636,588             -
         Chandler, Arizona                   -                   604,724                  -            600,686             -
         Channelview, Texas                  -                   361,238                  -            711,595             -
         Corinth, Texas                     (y)                  396,864                  -            620,042             -
         Corning, California                (y)                  163,533            994,490                  -             -
         Dallas, Texas                      (y)                  369,886                  -            513,533             -
         Enumclaw, Washington                -                   124,468                  -            773,506             -
         Florissant, Missouri                -                   389,265                  -            779,211             -
         Folsum, California                 (y)                  635,343            703,067                  -             -
         Fort Worth, Texas                  (y)                  482,309            716,199                  -             -
         Fresno, California                  -                   286,850                  -            606,547             -
         Fresno, California                 (y)                  462,813                  -            573,816             -
         Garland, Texas                      -                   382,042                  -            613,690             -
         Georgetown, Texas                   -                   501,765                  -            754,996             -
         Granbury, Texas                     -                   405,902                  -            658,360             -
         Gun Barrel City, Texas             (y)                  284,046                  -            577,029             -
         Hillsboro, Oregon                   -                   699,773            892,546                  -             -
         Hollister, California               -                   537,223                  -            592,536             -
         Houston, Texas                      -                   370,342                  -            548,107             -
         Houston, Texas                      -                   420,521                  -            543,338             -
         Houston, Texas                      -                   545,485                  -            527,020             -
         Houston, Texas                      -                   403,002                  -            610,815             -
         Houston, Texas                      -                   375,776                  -            643,445             -
         Humble, Texas                       -                   372,584            746,622                  -             -
         Humble, Texas                       -                   437,667                  -            591,877             -
         Humble, Texas                      (y)                  390,509            596,872                  -             -
         Hutchins, Texas                    (y)                  272,937                  -            688,400             -
         Irvine, California                  -                   899,898                  -            733,701             -
         Kent, Washington                   (y)                  737,038                  -            604,806             -
         Kingsburg, California               -                   415,880                  -            649,681             -
         Las Vegas, Nevada                  (y)                  730,674                  -            600,180             -
         Los Angeles, California             -                   603,354            602,630                  -             -
         Los Angeles, California            (y)                  911,754                  -            581,552             -
         Los Angeles, California             -                   740,616            678,189                  -             -
         Los Angeles, California            (y)                  853,821                  -            635,185             -
         Los Angeles, California            (y)                1,076,096                  -            591,340             -
         Lufkin, Texas                      (y)                  418,351                  -            651,064             -
         Lufkin, Texas                      (y)                  363,967                  -            776,605             -
         Moscow, Idaho                       -                   217,851                  -            751,664             -
         Murietta, California                -                   387,455                  -            625,933             -
         Nacogdoches, Texas                 (y)                  383,591                  -            675,860             -
         Ontario, California                 -                   771,241                  -            793,229             -
         Orange, Texas                       -                   387,533                  -            787,843             -
         Oxnard, California                  -                   681,663                  -            642,924             -
         Palmdale, California                -                   631,275                  -            567,912             -
         Peoria, Arizona                     -                   496,689                  -            721,614             -
         Pflugerville, Texas                (y)                  717,246                  -            688,066             -
         Saint Louis, Missouri              (y)                  474,296                  -            759,049             -
         Salem, Oregon                      (y)                  501,168            699,067                  -             -
         San Antonio, Texas                 (y)                  274,362                  -            781,797             -
         San Antonio, Texas                  -                   311,466                  -            700,979             -
         Spring, Texas                       -                   475,748                  -            719,239             -
         Tacoma, Washington                 (y)                  495,529                  -            759,800             -
         Tigard, Oregon                     (y)                  353,396            904,688                  -             -
         Tyler, Texas                        -                   289,257                  -            699,525             -
         Waxahachie, Texas                  (y)                  477,580                  -            566,856             -
         Weatherford, Texas                  -                   464,986                  -            785,149             -
         West Sacramento, California         -                   523,089                  -            617,131             -
         Woodland, California                -                   358,130                  -            668,383             -

    KFC Restaurants:
         Baton Rouge, Louisiana              -                    89,282                  -            675,334             -
         Gretna, Louisiana                  (y)                  417,451                  -            420,493             -
         New Orleans, Louisiana             (y)                  310,574                  -            583,883             -
         New Orleans, Louisiana             (y)                  205,363                  -            627,202             -
         New Orleans, Louisiana             (y)                  315,037                  -            593,560             -
         New Orleans, Louisiana             (y)                  158,829                  -            530,826             -
         Port Allen, Louisiana               -                   165,191            858,299                  -             -
         Putnam, Connecticut                 -                   301,723                  -                  -             -

    Krystal Restaurants:
         Brandon, Mississippi                -                   340,115            687,423                  -             -
         Chattanooga, Tennessee              -                   445,493            594,649                  -             -
         Montgomery, Alabama                 -                   311,103            506,943                  -             -

    Leeann Chin Chinese Cuisine
      Restaurants:
         Chanhassen, Minnesota (u)           -                   376,929            639,875                  -             -
         Golden Valley, Minnesota (v)        -                   665,422                  -            481,311             -

    Little Lake Bryan Land:
         Orlando, Florida                    -                 4,894,106                  -                  -             -

    Mister Fables Restaurant:
         Grand Rapids, Michigan (w)          -                   320,594            559,433                  -             -

    Pizza Hut Restaurants:
         Adrian, Michigan                    -                   242,239                  -                  -             -
         Beaver, West Virginia               -                   212,053                  -                  -             -
         Beckley, West Virginia              -                   209,432                  -                  -             -
         Bedford, Ohio                       -                   174,721                  -                  -             -
         Belle, West Virginia                -                    46,737                  -                  -             -
         Bluefield, West Virginia            -                   120,449                  -                  -             -
         Bolivar, Ohio                       -                   190,009                  -                  -             -
         Bowling Green, Ohio                 -                   200,442                  -                  -             -
         Bowling Green, Ohio                 -                   135,831                  -                  -             -
         Carrolton, Ohio                     -                   187,082                  -                  -             -
         Cleveland, Ohio                     -                   126,494                  -                  -             -
         Cleveland, Ohio                     -                   116,849                  -                  -             -
         Cleveland, Ohio                     -                   226,163                  -                  -             -
         Cross Lanes, West Virginia          -                   215,881                  -                  -             -
         Defiance, Ohio                      -                   242,239                  -                  -             -
         Dover, Ohio                         -                   245,145                  -                  -             -
         East Cleveland, Ohio                -                   194,012                  -                  -             -
         Euclid, Ohio                        -                   202,050                  -                  -             -
         Fairview Park, Ohio                 -                   142,570                  -                  -             -
         Huntington, West Virginia           -                   212,093                  -                  -             -
         Hurricane, West Virginia            -                   180,803                  -                  -             -
         Lambertville, Michigan              -                    99,166                  -                  -             -
         Marietta, Ohio                      -                   169,454                  -                  -             -
         Mayfield Heights, Ohio              -                   202,552                  -                  -             -
         Middleburg Heights, Ohio            -                   216,518                  -                  -             -
         Millersburg, Ohio                   -                   213,090                  -                  -             -
         Milton, West Virginia               -                    99,815                  -                  -             -
         Monroe, Michigan                    -                   152,215                  -                  -             -
         New Philadelphia, Ohio              -                   149,206                  -                  -             -
         New Philadelphia, Ohio              -                   223,981                  -                  -             -
         North Olmstead, Ohio                -                   259,922                  -                  -             -
         Norwalk, Ohio                       -                   261,529                  -                  -             -
         Ronceverte, West Virginia           -                    99,733                  -                  -             -
         Sandusky, Ohio                      -                   259,922                  -                  -             -
         Seven Hills, Ohio                   -                   239,023                  -                  -             -
         Steubenville, Ohio                  -                   228,199                  -                  -             -
         Strongsville, Ohio                  -                   186,476                  -                  -             -
         Toledo, Ohio                        -                   128,604                  -                  -             -
         Toledo, Ohio                        -                   194,097                  -                  -             -
         Toledo, Ohio                        -                   208,480                  -                  -             -
         Toledo, Ohio                        -                   176,170                  -                  -             -
         Toledo, Ohio                        -                   197,227                  -                  -             -
         Uhrichsville, Ohio                  -                   279,779                  -                  -             -
         Weirton, West Virginia              -                         -                  -            178,187             -
         Wellsburg, West Virginia            -                   167,170                  -            168,363             -

    Pollo Tropical Restaurants:
         Coral Springs, Florida             (y)                  852,746          1,108,491                  -             -
         Davie, Florida                     (y)                  712,865            873,395                  -             -
         Fort Lauderdale, Florida           (y)                  397,878            923,975                  -             -
         Lake Worth, Florida                (y)                  435,465            915,232                  -             -
         Miami, Florida                     (y)                  918,258            764,150                  -             -
         Miami, Florida                     (y)                  654,766          1,195,901                  -             -
         Miami, Florida                     (y)                  683,560            614,256                  -             -
         Miami, Florida                     (y)                  789,680            604,283                  -             -
         Miami, Florida                     (y)                  911,013          1,011,766                  -             -
         Miami, Florida                      -                 1,244,893            918,257                  -             -
         Sunrise, Florida                   (y)                  569,436            968,749                  -             -

    Ponderosa Restaurants:
         Appleton, Wisconsin                 -                   181,153            561,582                  -             -
         Blue Springs, Missouri              -                   691,797          1,136,902                  -             -
         Eureka, Missouri                    -                   379,675            604,449                  -             -
         Indiana, Pennsylvania               -                   714,789                  -          1,317,317             -
         Johnstown, Pennsylvania             -                   599,391                  -          1,159,989             -
         Kissimmee, Florida                  -                   637,984            824,276                  -             -
         Massena, New York                   -                   129,816            659,340                  -             -
         Middletown, New York                -                   214,177            853,505                  -             -
         Oneonta, New York                   -                   366,941            524,341                  -             -

    Popeye's Famous Fried
       Chicken Restaurants:
         Thomasville, Georgia                -                   113,780            407,429                  -             -
         Valdosta, Georgia                   -                   158,880            378,057                  -             -

    Red Robin Restaurant:
         Columbus, Ohio                      -                   723,572                  -          1,080,644             -

    Rio Bravo Fresh Mex Cantina
      Restaurants:
         Altamonte Springs, Florida         (y)                1,259,828          1,623,073                  -             -
         Atlanta, Georgia                   (y)                1,463,644          1,874,198                  -             -
         Jacksonville, Florida              (y)                1,725,325          1,574,207                  -             -
         Lake Mary, Florida                 (y)                   88,077          2,019,028                  -             -
         Morrow, Georgia                    (y)                  934,922          1,842,623                  -             -
         Nashville, Tennessee               (y)                  956,799          2,692,320                  -             -

    Roadhouse Grill Restaurants:
         Brandon, Florida                   (y)                  914,103                  -            691,171             -
         Centerville, Ohio                   -                 1,227,360                  -            403,031             -
         Clearwater, Florida                (y)                1,370,391                  -            946,608             -
         Columbus, Ohio                      -                   884,184                  -            270,544             -
         Fairfield, Ohio                     -                 1,151,865                  -            910,321             -
         Grove City, Ohio                    -                   649,962                  -            978,307             -
         Jacksonville, Florida               -                 1,307,683                  -          1,031,615             -
         Jacksonville, Florida              (y)                  394,025                  -          1,442,752             -
         Pensacola, Florida                 (y)                  927,463                  -            691,228             -
         Pineville, North Carolina           -                 1,202,760                  -          1,275,957             -
         Rock Hill, South Carolina           -                   599,193                  -            436,441             -

    Rubio's Baja Grill Restaurant:
         Taylorsville, Utah (x)              -                   889,562            487,475                  -             -

    Ruby Tuesday's Restaurants:
         Bartow, Florida                     -                   416,311                  -            963,438             -
         Champlin, Minnesota                 -                   508,564                  -            776,930             -
         Colorado Springs, Colorado          -                   696,645                  -            984,791             -
         Coral Springs, Florida              -                   714,999                  -          1,012,478             -
         Dillon, Colorado                    -                   557,630                  -          1,047,984             -
         Draper, Utah                        -                   518,832                  -                  -             -
         Independence, Missouri              -                   980,703                  -                  -             -
         Kansas City, Missouri               -                   633,990                  -          1,058,846             -
         Lakeland, Florida                   -                   574,441            742,781                  -             -
         Lakewood, Washington                -                   430,741                  -            689,963             -
         London, Kentucky                    -                   354,415                  -                  -             -
         Orange City, Florida                -                   719,563                  -                  -             -
         Orlando, Florida                    -                   649,551                  -            127,094             -
         Port Saint Lucie, Florida           -                   436,830                  -            259,866             -
         Somerset, Kentucky                  -                   545,612                  -            868,606             -
         Vero Beach, Florida                 -                   537,770                  -          1,156,886             -

    Ruth's Chris Steak House
       Restaurant:
         Tampa, Florida                      -                 1,076,442          1,062,751                  -             -

    Ryan's Family Steak House
       Restaurant:
         Spring Hill, Florida                -                   591,371                  -          1,175,273             -

    Shoney's Restaurants:
         Indian Harbor Beach, Florida (m)    -                   309,101                  -            420,246             -
         Phoenix, Arizona                    -                   469,721                  -             85,872             -

    Sonny's Real Pit Bar-B-Q
       Restaurants:
         Athens, Georgia                     -                   628,688            962,524                  -             -
         Conyers, Georgia                    -                   371,021            593,171                  -             -
         Doraville, Georgia                  -                   585,461            812,822                  -             -
         Marietta, Georgia                   -                   527,572            870,710                  -             -
         Norcross, Georgia                   -                   734,105            961,287                  -             -
         Smyrna, Georgia                     -                   634,379            643,323                  -             -
         Thomasville, Georgia                -                   264,476                  -            825,466             -
         Venice, Florida                     -                   498,746                  -                  -             -

    Steak and Ale Restaurants:
         Altamonte Springs, Florida          -                 1,006,396            690,731                  -             -
         Austin, Texas                       -                   705,557                  -                  -             -
         Birmingham, Alabama                 -                   715,432                  -                  -             -
         College Park, Georgia               -                   802,361                  -                  -             -
         Conroe, Texas                       -                   590,733                  -                  -             -
         Greenville, South Carolina          -                   670,594                  -                  -             -
         Houston, Texas                      -                   776,694                  -                  -             -
         Houston, Texas                      -                   964,354                  -                  -             -
         Huntsville, Alabama                 -                   641,125                  -                  -             -
         Jacksonville, Florida               -                   670,491                  -                  -             -
         Maitland, Florida                   -                   684,164                  -                  -             -
         Memphis, Tennessee                  -                   810,316            798,412                  -             -
         Mesquite, Texas                     -                   592,342                  -                  -             -
         Miami, Florida                      -                   594,142                  -                  -             -
         Middletown, New Jersey              -                   933,759            763,368                  -             -
         Norcorss, Georgia                   -                   740,132                  -                  -             -
         Orlando, Florida                    -                   922,679            725,256                  -             -
         Palm Harbor, Florida                -                   487,021                  -                  -             -
         Pensacola, Florida                  -                   354,419                  -                  -             -
         Tulsa, Oklahoma                     -                   433,713                  -                  -             -

    Taco Bell Restaurants:
         Colonial Heights, Virginia          -                   447,458                  -            383,785             -
         Hayes, Virginia                     -                   299,870                  -                  -             -
         Livingston, Tennessee               -                   212,438                  -                  -             -
         Richmond, Virginia                  -                   474,588                  -            478,974             -
         Richmond, Virginia                  -                   404,578                  -            451,129             -
         Richmond, Virginia                  -                   402,947                  -                  -             -
         Saint Louis, Missouri               -                   308,915            351,160                  -             -
         Saint Louis, Missouri               -                   349,637                  -                  -             -
         Wentzville, Missouri                -                   336,432                  -            229,194             -
         Williamsburg, Virginia              -                   343,906                  -                  -             -

    Taco Bell/Pizza Hut Restaurants:
         Dallas, Texas (o)                  (y)                  335,196                  -            694,908             -

    Texas Roadhouse Restaurants:
         Ammon, Idaho                        -                   504,934                  -            826,842             -
         Aurora, Colorado                    -                   656,917                  -            483,589             -
         Cedar Rapids, Iowa                  -                   581,600                  -            104,177             -
         Gastonia, North Carolina            -                   237,777                  -          1,152,076             -
         Hickory, North Carolina            (y)                  554,901                             1,032,705             -
         Shively, Kentucky                  (y)                  713,534            995,529                  -             -

    TGI Friday's Restaurants:
         El Paso, Texas                      -                   599,160                  -                  -             -
         Goodyear, Arizona                   -                   971,812                  -          1,461,969             -
         Henderson, Nevada                   -                 1,387,007                  -          1,996,405             -
         Independence, Missouri              -                   856,278                  -                  -             -
         Lakeland, Florida                   -                   571,236                  -          1,296,199             -
         Leawood, Kansas                     -                 2,437,336                  -              9,243             -
         Mesa, Arizona                       -                   914,342                  -                  -             -
         Shawnee, Kansas                     -                   886,592                  -          1,624,138             -
         Temecula, California                -                 1,239,033                  -          1,479,124             -
         Union City, California              -                 1,203,257                  -          1,892,964             -

    TropiGrill Restaurants:
         Altamonte Springs, Florida         (y)                  548,886            700,856                  -             -
         Orlando, Florida                   (y)                  618,372            631,370                  -             -

    Tumbleweed Southwest Mesquite
       Bar & Grill Restaurants:
         Clarksville, Tennessee              -                   608,678                  -                  -             -
         Cookeville, Tennessee               -                   511,084                  -                  -             -
         Hermitage, Tennessee                -                   551,646                  -                  -             -
         Murfreesboro, Tennessee             -                   514,900                  -                  -             -
         Nashville, Tennessee                -                   420,176                  -                  -             -

    Village Inn Restaurant:
         Omaha, Nebraska                     -                   511,811            756,304                  -             -

    Wendy's Old Fashioned
       Hamburgers Restaurants:
         Camarillo, California               -                   640,066                  -            688,918             -
         Knoxville, Tennessee                -                   358,027                  -            444,622             -
         Knoxville, Tennessee               (y)                  555,813                  -            442,025             -
         Paso Robles, California            (y)                  488,270                  -            783,849             -
         Santa Maria, California             -                         -                  -            302,359             -
         Westlake Village, California        -                   841,374                  -            699,082             -
                                                        -----------------
                                                        =================  =================  =================  ============
                                                            $330,002,516       $175,829,231       $192,432,181             -
                                                        =================  =================  =================  ============


Property of Joint  Venture in Which the
    Company has a 59.22% Interest and has
    Invested in Under an Operating Lease:

    Bennigan's Restaurant:
         Orlando, Florida                    -                  $708,297                  -         $1,008,108             -
                                                        =================  =================  =================  ============


Properties the Company
    has Invested in Under
    Direct Financing Leases:

    Applebee's Restaurants:
         Freeport, Illinois                  -                   197,631          1,008,908                  -             -
         Moscow, Idaho                       -                         -                  -          1,238,460             -
         Rockford, Illinois                  -                         -          1,096,139                  -             -
         Salinas, California                 -                         -                  -            794,058             -
         Tullahoma, Tennessee                -                   324,362          1,009,364                  -             -

    Arby's Restaurants:
         Bartow, Florida                     -                         -                  -            419,771             -
         Brooksville, Florida                -                         -            373,970                  -             -
         Brooksville, Florida                -                         -            427,500                  -             -
         Elfers, Florida                     -                         -            403,422                  -             -
         Grand Rapids, Michigan (k)          -                         -                  -            938,296             -
         Hudson, Florida                     -                         -            495,426                  -             -
         Lakeland, Florida                   -                         -            458,110                  -             -
         Plant City, Florida                 -                         -            449,949                  -             -

    Barb Wires Steakhouse
      Restaurants:
         Lawrence, Kansas                    -                         -          1,022,607                  -             -

    Bennigan's Restaurants:
         Bedford, Texas                      -                         -            954,774                  -             -
         Clearwater, Florida                 -                         -          1,043,049                  -             -
         Colorado Springs, Colorado          -                         -            902,872                  -             -
         Englewood, Colorado                 -                         -          1,131,082                  -             -
         Florham Park, New Jersey            -                         -          1,092,401                  -             -
         Houston, Texas                      -                         -            985,394                  -             -
         Jacksonville, Florida               -                         -            819,356                  -             -
         Jacksonville, Florida               -                         -          1,061,339                  -             -
         North Richland Hills, Texas         -                         -            983,252                  -             -
         Oklahoma City, Oklahoma             -                         -          1,015,084                  -             -
         Pensacola, Florida                  -                         -            980,438                  -             -
         Saint Louis Park, Minnesota         -                         -          1,280,033                  -             -
         Tampa, Florida                      -                         -          1,312,146                  -             -
         Winston-Salem, North Carolina       -                   247,828            992,552                  -             -
         Woodridge, Illinois                 -                         -            991,688                  -             -

    Big Boy Restaurants:
         Bridgeton, Missouri (m)             -                         -                  -            677,631             -
         Woodson Terrace, Missouri (m)       -                         -                  -          1,246,946             -

    Black Angus Restaurant:
         Dublin, California                  -                         -                  -          1,247,473             -

    Black-eyed Pea Restaurants:
         Albuquerque, New Mexico (m)         -                         -            705,746                  -             -
         Albuquerque, New Mexico (m)         -                         -            704,757                  -             -
         Bedford, Texas                      -                         -            655,028                  -             -
         Dallas, Texas                       -                         -                  -            655,011             -
         Dallas, Texas                       -                         -            698,827                  -             -
         Forestville, Maryland               -                         -            681,034                  -             -
         Fort Worth, Texas                   -                         -            655,014                  -             -
         Hillsboro, Texas                    -                         -                  -            716,364             -
         Houston, Texas                      -                         -            685,977                  -             -
         Mesa, Arizona                       -                         -            906,740                  -             -
         Oklahoma City, Oklahoma             -                         -            651,523                  -             -
         Phoenix, Arizona                    -                         -            677,681                  -             -
         Phoenix, Arizona                    -                         -            677,805                  -             -
         Phoenix, Arizona                    -                         -            682,141                  -             -
         Scottsdale, Arizona                 -                         -                  -            823,188             -
         Tucson, Arizona (m)                 -                         -            678,333                  -             -
         Waco, Texas (m)                     -                         -            699,815                  -             -
         Wichita, Kansas (m)                 -                         -            698,827                  -             -

    Burger King Restaurants:
         Atlanta, Georgia                    -                         -                  -            582,222             -
         Lacey, Washington                   -                         -            840,711                  -             -
         Montgomery, Alabama                 -                         -            966,175                  -             -
         Olympia, Washington                 -                         -            920,058                  -             -
         Port Angeles, Washington            -                         -            696,026                  -             -
         Prattville, Alabama                 -                   262,664            812,946                  -             -
         Tuskegee, Alabama                   -                   127,618            899,076                  -             -

    Darryl's Restaurants:
         Evansville, Indiana                (y)                        -            974,401                  -             -
         Knoxville, Tennessee               (y)                        -            709,047                  -             -
         Louisville, Kentucky               (y)                        -            915,201                  -             -
         Mobile, Alabama                     -                         -          1,009,042                  -             -
         Montgomery, Alabama                (y)                        -            952,382                  -             -
         Nashville, Tennessee               (y)                        -            736,400                  -             -
         Pensacola, Florida                 (y)                        -            725,709                  -             -
         Richmond, Virginia                  -                         -            775,617                  -             -
         Richmond, Virginia                 (y)                        -            650,175                  -             -
         Winston-Salem, North Carolina       -                         -            812,752                  -             -

    Denny's Restaurants:
         Akron, Ohio                         -                   137,424            938,202                  -             -
         Duncan, South Carolina              -                         -            826,770                  -             -
         Landrum, South Carolina             -                         -            492,869                  -             -
       McMcKinney,eTexas                     -                         -            655,052                  -             '
         Mooresville, North Carolina         -                         -            736,649                  -             -
       TaTampa,lFlorida                      -                         -                  -            715,957             -
         Topeka, Kansas                      -                         -            700,166                  -             -
         Winter Springs, Florida             -                         -            886,915                  -             -

    Fazoli's Restaurant:
      Southaven, Mississippi                 -                         -                  -            609,277             -

    Golden Corral Family
       Steakhouse Restaurants:
         Eastlake, Ohio                      -                   256,332          1,473,307                  -             -

    Hardee's Restaurants:
         Aynor, South Carolina              (y)                   44,871            557,446                  -             -
         Biscoe, North Carolina             (y)                   60,301            519,290                  -             -
         Columbia, Tennessee                (y)                        -            644,519                  -             -
         Horn Lake, Mississippi             (y)                        -            622,268                  -             -
         Iuka, Mississippi                  (y)                  130,258            546,459                  -             -
         Johnson City, Tennessee             -                         -            618,318                  -             -
         Mobile, Alabama                     -                         -            540,173                  -             -
         Warrior, Alabama                   (y)                        -            518,434                  -             -
         West Point, Mississippi            (y)                        -            569,388                  -             -

    International House of
       Pancakes Restaurants:
         Alexandria, Virginia                -                         -            852,645                  -             -
         Anderson, South Carolina            -                         -            957,414                  -             -
         Blue Bell, Pennsylvania             -                         -            829,834                  -             -
         Chesapeake, Virginia                -                         -          1,059,499                  -             -
         Corpus Christi, Texas               -                         -            864,457                  -             -
         Crestwood, Illinois                 -                         -            935,262                  -             -
         Elk Grove, California              (y)                        -          1,039,584                  -             -
         Flagstaff, Arizona                  -                   293,762          1,121,276                  -             -
         Fredericksburg, Virginia            -                         -            972,595                  -             -
         Hickory, North Carolina             -                         -          1,202,183                  -             -
         Hollywood, California               -                         -            994,845                  -             -
         Houston, Texas                      -                         -          1,017,365                  -             -
         Loveland, Colorado                 (y)                        -            963,597                  -             -
         Maryville, Tennessee               (y)                  243,825            963,231                  -             -
         Montgomery, Alabama                 -                         -            843,378                  -             -
         Pittsburg, California               -                         -          1,014,264                  -             -
         Plano, Texas                        -                         -            982,443                  -             -
         Salem, New Hampshire                -                         -            779,153                  -             -
         San Antonio, Texas                  -                         -          1,081,335                  -             -
         Tuscaloosa, Alabama                 -                         -            930,720                  -             -
         Victoria, Texas                    (y)                        -            814,015                  -             -
         Virginia Beach, Virginia            -                         -          1,013,830                  -             -
         Warner Robins, Georgia              -                         -            833,493                  -             -

    KFC Restaurant:
         Putnam, Connecticut                 -                         -            530,846                  -             -

    On the Border Restaurant:
         San Antonio, Texas                  -                         -                  -          1,305,217             -

    Popeye's Famous Fried
       Chicken Restaurant:
         Starke, Florida                     -                   208,910                  -            427,066             -

    Ruby Tuesday's Restaurants:
         Draper, Utah                        -                         -                  -          1,036,077             -
         Independence, Missouri              -                         -                  -            554,092             -
         London, Kentucky                    -                         -                  -            845,249             -
         Louisville, Kentucky                -                         -                  -          1,072,199             -
         Orange City, Florida                -                         -                  -          1,047,180             -
         Puyallup, Washington                -                         -                  -            934,118             -
         Sebring, Florida                    -                   230,828                  -            775,603             -
         Saint George, Utah                  -                         -                  -            895,583             -

    Sonny's Real Pit Bar-B-Q
      Restaurant:
         Venice, Florida                     -                         -          1,004,407                  -             -

    Steak and Ale Restaurants:
         Austin, Texas                       -                         -            745,609                  -             -
         Birmingham, Alabama                 -                         -            681,623                  -             -
         College Park, Georgia               -                         -            909,525                  -             -
         Conroe, Texas                       -                         -          1,032,606                  -             -
         Greenville, South Carolina          -                         -          1,180,342                  -             -
         Houston, Texas                      -                         -          1,092,606                  -             -
         Houston, Texas                      -                         -            978,733                  -             -
         Huntsville, Alabama                 -                         -            810,041                  -             -
         Jacksonville, Florida               -                         -            879,060                  -             -
         Maitland, Florida                   -                         -            791,599                  -             -
         Mesquite, Texas                     -                         -            908,017                  -             -
         Miami, Florida                      -                         -          1,176,774                  -             -
         Norcorss, Georgia                   -                         -            966,814                  -             -
         Palm Harbor, Florida                -                         -            816,569                  -             -
         Pensacola, Florida                  -                         -            826,191                  -             -
         Tulsa, Oklahoma                     -                         -          1,067,543                  -             -

    Taco Bell Restaurants:
         Hayes, Virginia                     -                         -                  -            443,302             -
         Livingston, Tennessee               -                         -                  -            436,198             -
         Richmond, Virginia                  -                         -                  -            575,079             -
         Saint Louis, Missouri               -                         -            471,686                  -             -
         Williamsburg, Virginia              -                         -                  -            438,410             -

    Texas Roadhouse Restaurant:
         Fayetteville, North Carolina        -                         -            944,114                  -             -

    TGI Friday's Restaurants:
         El Paso, Texas                      -                         -                  -          1,089,566             -
         Independence, Missouri              -                         -                  -          1,664,913             -
         Mesa, Arizona                       -                         -                  -          1,440,217             -

    TGI Friday's/Redfish Looziana
      Roadhouse Restaurants:
         San Diego, California (n)           -                 2,399,895                  -          3,646,084             -

    Tumbleweed Southwest Mesquite
       Bar & Grill Restaurants:
         Clarksville, Tennessee              -                         -                  -            934,598             -
         Cookeville, Tennessee               -                         -          1,029,717                  -             -
         Hendersonville, Tennessee           -                         -            782,282                  -             -
         Hermitage, Tennessee                -                         -                  -            965,664             -
         Murfreesboro, Tennessee             -                         -            976,699                  -             -
         Nashville, Tennessee                -                         -                  -            949,367             -
                                                                                                                           -
    Wendy's Old Fashioned                                                                                                  -
       Hamburgers Restaurants:                                                                                             -
         Carmel Mountain, California         -                         -            594,856                  -             -
         Knoxville, Tennessee                -                         -                  -            463,995             -
         San Diego, California               -                         -                  -            590,058             -
         Sevierville, Tennessee              -                         -                  -            531,726             -
         Seymour, Tennessee                  -                         -                  -            472,670             -
                                                        =================  =================  =================  ============
                                                              $5,166,509       $101,256,723        $34,198,885             -
                                                        =================  =================  =================  ============






                     Gross Amount at Which                                                           Life on Which
               Carried at Close of Period (b) (m)                                                   Depreciation in
-----------------------------------------------------                          Date                   Latest Income
                       Buildings and                         Accumulated     of Con-      Date        Statement is
      Land              Improvements         Total           Depreciation    struction   Acquired       Computed
------------------   ------------------------------------  ---------------------------------------------------------





          609,696             770,331          1,380,027            34,770     1991       08/98          (e)
          556,070             983,010          1,539,080            44,370     1995       08/98          (e)
          625,868             936,068          1,561,936            42,251     1996       08/98          (e)
          489,867           1,003,630          1,493,497            45,301     1993       08/98          (e)
          549,651             966,628          1,516,279            43,631     1994       08/98          (e)
          735,272             827,474          1,562,746            37,350     1992       08/98          (e)
          390,058             943,019          1,333,077            42,565     1997       08/98          (e)
          568,168             925,046          1,493,214            41,754     1998       08/98          (e)
          740,165             835,996          1,576,161            37,734     1995       08/98          (e)
          874,094             880,494          1,754,588            60,724    1997        12/96          (e)
          537,410                  (g)           537,410                (h)    1999       08/99          (h)
          603,828                  (g)           603,828                (h)    1996       01/99          (h)
          778,775           1,131,575          1,910,350             8,474     1999       10/99          (e)
          786,475                  (g)           786,475                (h)    1997       02/97          (h)


          508,120             630,308          1,138,428             5,178     1999       12/99          (e)
          230,720             455,946            686,666            24,171     1988       05/98          (e)
          648,459             683,390          1,331,849            32,094     1998       08/98          (e)
          326,788             391,270            718,058            12,354     1995       01/99          (e)
          338,486             497,282            835,768            54,497     1996       09/96          (e)
          226,428                  (g)           226,428                (h)    1995       01/99          (h)
          266,606                  (g)           266,606                (h)    1994       01/99          (h)
          248,277                  (g)           248,277                (h)    1984       01/99          (h)
          586,477             606,850          1,193,327            21,170     1998       12/98          (e)
          307,909             622,689            930,598             5,189     1999       12/99          (e)
          441,770             621,014          1,062,784            30,243     1998       07/98          (e)
          483,868             576,483          1,060,351            20,009     1999       12/98          (e)
          709,624             540,955          1,250,579               247     1999       12/99          (e)
          242,777                  (g)           242,777                (h)    1992       01/99          (h)
          434,000             285,499            719,499                (c)    (d)        10/99          (c)
          312,670                  (g)           312,670                (h)    1995       08/95          (h)
          363,478             404,650            768,128            32,492     1990       08/97          (e)
          277,986             490,143            768,129            39,357     1995       08/97          (e)
          270,539                  (g)           270,539                (h)    1993       01/99          (h)
                -             595,455            595,455                (c)    (d)        11/99          (c)
          439,935             670,560          1,110,495             5,588     1999       12/99          (e)
          228,364             539,764            768,128            43,341     1995       08/97          (e)
          276,567             505,359            781,926            58,612     1995       07/96          (e)
          273,325             413,077            686,402            33,169     1994       08/97          (e)
          268,545             485,160            753,705            38,957     1995       08/97          (e)
          235,996                  (g)           235,996                (h)    1990       01/99          (h)
          320,924             463,347            784,271            38,052     1992       07/97          (e)
                -             336,297            336,297                (c)    (d)        12/99          (c)
          463,047             621,088          1,084,135            33,030     1998       05/98          (e)
          196,251                  (g)           196,251                (h)    1991       01/99          (h)
          412,516             673,289          1,085,805            20,829     1998       01/99          (e)
          583,128             444,307          1,027,435                (c)    (d)        09/99          (c)
          421,059             632,791          1,053,850             9,376     1999       07/99          (e)
          322,412             371,694            694,106            11,736     1992       01/99          (e)
          504,163             485,272            989,435                (c)    (d)        09/99          (c)
          733,180             665,895          1,399,075            17,560     1999       03/99          (e)
          498,427             701,500          1,199,927             5,846     1999       09/99          (e)
          522,786             289,350            812,136            10,465     1998       12/98          (e)


          449,010             728,259          1,177,269             4,323     1978       10/99          (e)
          679,830           1,041,258          1,721,088             6,181     1987       10/99          (e)
          419,238             848,874          1,268,112             5,039     1979       10/99          (e)
          543,966           1,131,838          1,675,804             6,719     1991       10/99          (e)
          573,069             468,307          1,041,376             2,780     1980       10/99          (e)
          647,562             869,687          1,517,248             5,163     1977       10/99          (e)
          488,663           1,141,844          1,630,506             6,778     1992       10/99          (e)
          664,403             852,845          1,517,248             5,063     1970       10/99          (e)
          567,083           1,176,715          1,743,798             6,985     1978       10/99          (e)
          375,257             734,314          1,109,571             4,359     1977       10/99          (e)
          614,512             630,952          1,245,464             3,745     1977       10/99          (e)
          518,276             591,047          1,109,323             3,508     1980       10/99          (e)
          586,045             718,306          1,304,351             4,264     1977       10/99          (e)



          493,489                  (g)           493,489                (h)    1994       08/97          (h)


          714,194           1,302,733          2,016,927           119,387     1997       04/97          (e)
          944,185           1,504,357          2,448,542                (c)    (d)        10/99          (c)
          768,333                  (g)           768,333                (h)    1986       06/98          (h)
        1,419,261              95,308          1,514,569                (c)    (d)        12/99          (c)
          900,038                  (g)           900,038                (h)    1979       06/98          (h)
          794,255                  (g)           794,255                (h)    1979       06/98          (h)
        1,419,261              95,308          1,514,569                (c)    (d)        12/99          (c)
          665,141                  (g)           665,141                (h)    1984       06/98          (h)
        1,460,179             901,042          2,361,221            46,348     1982       06/98          (e)
        1,077,645                  (g)         1,077,645                (h)    1983       06/98          (h)
        1,009,338              44,400          1,053,738                (c)    (d)        12/99          (c)
        1,028,193           1,512,031          2,540,224                (c)    (d)        08/99          (c)
          908,502                  (g)           908,502                (h)    1979       06/98          (h)
          779,387                  (g)           779,387                (h)    1983       06/98          (h)
          832,557                  (g)           832,557                (h)    1981       06/98          (h)
        1,075,230             501,111          1,576,342                (c)    (d)        10/99          (c)
        1,305,939           1,030,685          2,336,624            53,017     1982       06/98          (e)
          886,048                  (g)           886,048                (h)    1979       06/98          (h)
          693,453           1,072,916          1,766,369             8,941     1998       12/98          (e)
          756,750                  (g)           756,750                (h)    1986       06/98          (h)
        1,585,461             874,143          2,459,604            44,964     1978       06/98          (e)
          692,093                  (g)           692,093                (h)    1983       06/98          (h)
          885,111                  (g)           885,111                (h)    1976       06/98          (h)
          734,245                  (g)           734,245                (h)    1980       06/98          (h)
          789,680                  (g)           789,680                (h)    1987       12/98          (h)


          298,330             771,486          1,069,816            19,992     1986       03/99          (e)
          373,239             873,481          1,246,720            14,558     1999       06/99          (e)
          289,405             434,316            723,721                (c)    (d)        02/99          (c)
          168,583             878,386          1,046,969            27,094     1992       01/99          (e)
          251,187             737,670            988,857            13,581     1982       06/99          (e)
          346,116             829,946          1,176,062            22,265     1987       03/99          (e)
          496,025             792,520          1,288,545                (c)    (d)        01/99          (c)
          273,460             694,837            968,297             9,339     1999       08/99          (e)
          624,303             952,724          1,577,027            24,688     1986       03/99          (e)
          395,842             631,903          1,027,745            13,564     1978       04/99          (e)
          122,097             974,597          1,096,694            25,166     1990       03/99          (e)
          623,709             933,059          1,556,768             7,917     1997       04/97          (e)
          515,607             838,027          1,353,634            17,258     1981       05/99          (e)
          460,466             720,050          1,180,516            17,590     1982       04/99          (e)
          401,115             667,600          1,068,715            12,377     1997       06/99          (e)
          656,263           1,162,746          1,819,009             9,690     1997       08/97          (e)
          503,048             626,215          1,129,263            12,671     1979       05/99          (e)
          366,776             778,584          1,145,360            24,086     1999       01/99          (e)
          644,889             991,991          1,636,880            20,444     1981       05/99          (e)
          450,010             760,630          1,210,640            15,489     1979       05/99          (e)
          369,314             704,550          1,073,864            19,801     1984       02/99          (e)
          466,949             630,982          1,097,931            14,797     1984       04/99          (e)
          437,383             770,447          1,207,830            23,061     1991       02/99          (e)
          318,979           1,013,110          1,332,089            21,511     1999       05/99          (e)
          238,400             700,519            938,919            15,927     1987       04/99          (e)
          608,835             859,893          1,468,728            12,921     1992       07/99          (e)
          376,905             692,124          1,069,029            18,946     1981       03/99          (e)
          373,164             869,059          1,242,223            10,655     1993       08/99          (e)
          744,126                  (g)           744,126                (h)    1994       05/99          (h)


          678,779           1,049,420          1,728,199             4,888     1999       11/99          (e)
          744,764           1,082,896          1,827,660            25,052     1998       04/99          (e)
          883,976           1,311,307          2,195,283            10,928     1999       09/99          (e)
          362,141             989,635          1,351,776            48,375     1996       07/98          (e)
          404,881                  (g)           404,881                (h)    1996       10/97          (h)
          514,282             989,138          1,503,420             8,243     1999       09/99          (e)
          683,537           1,124,255          1,807,792            16,658     1999       07/99          (e)
          821,011           1,056,003          1,877,014             8,197     1999       10/99          (e)
          784,939                  (g)           784,939                (h)    1994       09/97          (h)
          568,087             974,706          1,542,793            25,412     1998       03/99          (e)


        1,023,806                  (g)         1,023,806                (h)    1999       09/99          (h)
          800,046           1,192,375          1,992,421             8,929     1999       10/99          (e)


          774,448             507,587          1,282,035            45,822     1997       04/97          (e)
          585,818             866,641          1,452,459            68,401     1997       08/97          (e)
          507,544             328,353            835,897            27,025     1997       07/97          (e)
          353,608             606,470            960,078            36,416     1997       05/98          (e)
          365,784             605,763            971,547            65,389     1996       10/96          (e)
          705,522             626,845          1,332,367            62,856     1996       12/96          (e)
          667,992             661,776          1,329,768            51,809     1997       08/97          (e)
          566,562             403,730            970,292            25,279     1997       04/98          (e)
          885,567             648,755          1,534,322            50,375     1997       09/97          (e)
          631,336             675,111          1,306,447            55,566     1997       07/97          (e)
          515,827             572,706          1,088,533            42,940     1997       10/97          (e)
          469,041             336,295            805,336            26,555     1997       08/97          (e)
          473,596             586,377          1,059,973            48,102     1997       07/97          (e)
          526,092             504,483          1,030,575            37,594     1997       10/97          (e)
          528,118             340,297            868,415            36,081     1996       10/96          (e)
          378,786             388,489            767,275            39,381     1996       12/96          (e)
          482,361             316,135            798,496            23,883     1997       09/97          (e)
          448,185             681,598          1,129,783            56,784     1997       07/97          (e)
          788,248             209,449            997,697            23,601     1996       07/96          (e)
          751,576             757,026          1,508,602            62,308     1997       07/97          (e)
          651,867             775,634          1,427,501            63,839     1997       07/97          (e)
          234,685             589,367            824,052            36,788     1994       04/98          (e)


          569,782             294,878            864,660            23,896     1997       04/97          (e)


          597,021             962,188          1,559,210            30,123     1982       03/99          (e)
          394,712                  (g)           394,712                (h)    1998       06/98          (h)
          543,095             620,617          1,163,712            70,337     1996       08/96          (e)
          217,079             833,772          1,050,851            14,505     1999       06/99          (e)
          680,192             575,426          1,255,618            50,765     1997       05/97          (e)
          769,842             411,012          1,180,854            35,512     1997       05/97          (e)
          917,717             784,590          1,702,307            74,214     1996       02/97          (e)
          349,582             385,483            735,065                (c)    (d)        09/99          (c)
          445,471             434,907            880,378            11,508     1971       03/99          (e)
          387,913             560,993            948,906            14,845     1991       03/99          (e)
          323,106           1,219,165          1,542,270            36,923     1991       03/99          (e)
          672,815             621,133          1,293,948            69,885     1996       08/96          (e)
          477,686             719,221          1,196,907            19,031     1989       03/99          (e)
          233,468             689,696            923,164            66,812     1970       02/97          (e)
          308,272                  (g)           308,272                (h)    1993       01/99          (h)
          360,438           1,062,531          1,422,969            32,778     1988       03/99          (e)
          339,900             745,696          1,085,597            19,732     1987       03/99          (e)
          448,745             626,866          1,075,610            19,278     1988       01/99          (e)
          775,925             458,838          1,234,763            12,141     1971       03/99          (e)
          402,927                  (g)           402,927                (h)    1988       01/99          (h)
          379,798             695,812          1,075,610            21,399     1990       01/99          (e)
          273,353             718,493            991,846            19,012     1973       03/99          (e)
        1,211,346             829,339          2,040,685            90,886     1996       09/96          (e)
          546,261             714,114          1,260,375            57,711     1997       07/97          (e)
          625,123             958,670          1,583,793            30,031     1974       03/99          (e)
          261,321             802,689          1,064,010            21,240     1975       03/99          (e)
          424,416             822,399          1,246,814            25,292     1995       01/99          (e)
          281,966             581,637            863,603            15,391     1967       03/99          (e)
          479,315             497,291            976,606                (c)    (d)        08/99          (c)
          363,327             596,839            960,166            15,793     1987       03/99          (e)
          375,952             820,967          1,196,919            21,724     1987       03/99          (e)
          348,663             626,806            975,469            11,019     1999       06/99          (e)


          965,223             549,565          1,514,788            46,801     1977       06/97          (e)
          944,585             689,363          1,633,948            58,706     1971       06/97          (e)


        1,372,077           1,566,797          2,938,874             3,434     1999       06/99          (e)
          986,426           1,680,312          2,666,738           112,174     1994       12/97          (e)
        1,122,087           2,017,496          3,139,583            48,365     1999       04/99          (e)
          938,162           1,681,670          2,619,832           112,265     1995       12/97          (e)
          869,178           1,309,759          2,178,937            31,398     1999       04/99          (e)
          844,185           1,425,740          2,269,926            34,179     1999       04/99          (e)
          984,259           1,103,690          2,087,949            26,458     1999       04/99          (e)
          945,234           1,475,339          2,420,573            98,491     1994       12/97          (e)
        1,239,264           1,490,392          2,729,656            35,729     1999       04/99          (e)
          570,815           1,536,290          2,107,105            36,829     1999       04/99          (e)
          963,047           1,505,671          2,468,718           100,516     1995       12/97          (e)
        1,156,847           1,188,272          2,345,119            39,935     1997       12/98          (e)
        1,089,268             931,637          2,020,905            22,334     1999       04/99          (e)
        1,032,271           1,074,834          2,107,105            25,767     1999       04/99          (e)
          960,779           1,365,563          2,326,342            74,139     1990       05/98          (e)
          470,047           1,541,280          2,011,327            36,948     1999       04/99          (e)
        1,495,716           1,674,517          3,170,232            40,143     1999       04/99          (e)
          878,358           1,449,034          2,327,392            34,737     1999       04/99          (e)
          869,408           1,548,972          2,418,380            37,133     1999       04/99          (e)
          844,918           1,712,340          2,557,257            41,049     1999       04/99          (e)


          563,479                  (g)           563,479                (h)    1983       06/97          (h)
          698,367             570,468          1,268,835            48,581     1983       06/97          (e)
          777,842             663,941          1,441,783            56,541     1981       06/97          (e)
          589,574                  (g)           589,574                (h)    1983       06/97          (h)
          647,375                  (g)           647,375                (h)    1983       06/97          (h)
          495,195                  (g)           495,195                (h)    1983       06/97          (h)
          346,380                  (g)           346,380                (h)    1984       06/97          (h)
          513,218                  (g)           513,218                (h)    1981       06/97          (h)
        1,485,631             772,853          2,258,484            65,816     1983       06/97          (e)
          389,394                  (g)           389,394                (h)    1983       06/97          (h)
          840,525             505,176          1,345,701            43,021     1980       06/97          (e)
        1,131,164             719,865          1,851,029            61,304     1972       06/97          (e)
          618,125                  (g)           618,125                (h)    1982       06/97          (h)
          311,196                  (g)           311,196                (h)    1982       06/97          (h)
          436,867                  (g)           436,867                (h)    1978       06/97          (h)


          641,080             629,348          1,270,428             4,311     1999       10/99          (e)


          219,702                  (g)           219,702                (h)    1992       03/99          (h)
          361,025             572,098            933,123            15,138     1992       03/99          (e)
          457,851             454,566            912,417            12,028     1985       03/99          (e)
          392,818             664,851          1,057,669            17,593     1985       03/99          (e)
          155,398                  (g)           155,398                (h)    1992       03/99          (h)
          439,961                  (g)           439,961                (h)    1996       06/96          (h)
          307,292                  (g)           307,292                (h)    1992       03/99          (h)
          466,555             506,094            972,649            72,870     1981       09/95          (e)
          328,506             358,314            686,819             9,481     1992       03/99          (e)
          528,090             625,653          1,153,743            90,080     1987       09/95          (e)
          397,302                  (g)           397,302                (h)    1997       08/97          (h)
          414,731                  (g)           414,731                (h)    1989       03/99          (h)
          555,232                  (g)           555,232                (h)    1994       03/99          (h)



          464,957             178,078            643,035            14,673     1997       07/97          (e)
          628,804              36,311            665,115             3,009     1997       07/97          (e)


          485,013                  (g)           485,013                (h)    1999       02/99          (h)



          440,812           1,039,283          1,480,095            24,914     1999       04/99          (e)
          456,629           1,170,630          1,627,259            49,738     1998       09/98          (e)
          384,221             643,854          1,028,075            93,339     1995       09/95          (e)
          359,455             653,853          1,013,308            91,986     1995       10/95          (e)
          426,349             805,517          1,231,866            39,301     1997       07/98          (e)
          848,133           1,008,678          1,856,811            33,231     1999       01/99          (e)
          442,218             930,207          1,372,425            64,152     1996       12/96          (e)
        1,031,098           1,092,939          2,124,037           149,284     1995       11/95          (e)
          781,046           1,277,050          2,058,096            18,692     1999       07/99          (e)
          576,548             934,918          1,511,466            70,719     1997       09/97          (e)
          349,227             699,756          1,048,983           102,534     1995       08/95          (e)
          546,078             993,149          1,539,227            44,828     1998       08/98          (e)
          601,296           1,344,016          1,945,312            31,851     1998       04/99          (e)
        1,043,108             977,508          2,020,616           139,205     1995       12/95          (e)
          324,012           1,029,242          1,353,254            35,906     1998       12/98          (e)
          564,242           1,056,315          1,620,557            49,608     1998       08/98          (e)
          161,390           1,028,945          1,190,335            71,499     1997       12/97          (e)
          569,664           1,017,781          1,587,445            49,193     1998       07/98          (e)
          364,536             865,147          1,229,683            60,669     1997       11/97          (e)
          587,794           1,262,175          1,849,969               346     1999       12/99          (e)
          582,807           1,387,885          1,970,692             9,597     1999       07/99          (e)
          579,242           1,229,239          1,808,481                (c)    (d)        07/99          (c)
          320,880           1,155,880          1,476,760            36,392     1999       01/99          (e)
          590,538           1,176,436          1,766,974            77,539     1997       01/98          (e)
          738,839             969,481          1,708,320               266     1999       12/99          (e)
          640,320             898,171          1,538,491           130,850     1995       08/95          (e)
          380,709           1,124,332          1,505,041            25,516     1999       04/99          (e)
          456,646             861,803          1,318,449            59,435     1996       02/97          (e)
          679,236           1,469,954          2,149,190             1,208     1999       12/99          (e)
          615,554           1,184,073          1,799,627            89,551     1997       09/97          (e)
          541,264           1,173,738          1,715,002            91,029     1997       09/97          (e)
          409,153             943,712          1,352,865            68,945     1997       10/97          (e)
          479,197             954,051          1,433,248            95,845     1997       12/96          (e)
          374,230             838,342          1,212,572            74,000     1997       05/97          (e)
          428,841           1,031,457          1,460,298            68,950     1997       12/97          (e)
          395,839             887,540          1,283,379            49,645     1997       04/98          (e)
          548,821           1,099,448          1,648,269            62,202     1997       04/98          (e)
          570,004           1,271,666          1,841,670            42,505     1998       12/98          (e)
          322,433             987,385          1,309,818            66,269     1997       12/97          (e)
          633,459           1,606,040          2,239,499            41,471     1999       03/99          (e)
          626,999           1,130,692          1,757,691           123,705     1996       09/96          (e)
          701,125           1,254,740          1,955,865             9,740     1999       10/99          (e)
          825,650           1,161,192          1,986,842           150,876     1995       02/96          (e)
          688,477           1,237,344          1,925,821            12,382     1999       09/99          (e)
          357,429             650,249          1,007,678            93,603     1995       09/95          (e)
          870,832           1,688,719          2,559,551                (c)    (d)        04/99          (c)
          303,633             970,489          1,274,122            83,180     1997       06/97          (e)


          405,631             884,954          1,290,585            64,897     1983       10/97          (e)
          282,099             534,632            816,731            39,206     1981       10/97          (e)
          370,667             431,642            802,309            31,654     1981       10/97          (e)
          693,733             810,458          1,504,191            59,434     1982       10/97          (e)
          371,254             685,847          1,057,101            48,479     1979       11/97          (e)
          422,489             528,849            951,338            38,782     1981       10/97          (e)
          451,235             548,178            999,413            40,200     1982       10/97          (e)
          287,331             712,081            999,412            52,219     1980       10/97          (e)
          375,116             605,067            980,183            41,996     1982       12/97          (e)
          388,699             793,475          1,182,174            58,188     1977       10/97          (e)
          728,574             793,410          1,521,984            58,183     1982       10/97          (e)
          436,471             659,089          1,095,560            48,333     1982       10/97          (e)
          627,680             804,399          1,432,079            58,989     1977       10/97          (e)


          493,536             619,786          1,113,322            47,956     1997       09/97          (e)


          201,069             465,165            666,234            12,309     1992       03/99          (e)
          226,300                  (g)           226,300                (h)    1993       03/99          (h)
          409,444             604,784          1,014,229            16,003     1993       03/99          (e)
          302,787                  (g)           302,787                (h)    1993       03/99          (h)
          215,567                  (g)           215,567                (h)    1993       03/99          (h)
          336,696                  (g)           336,696                (h)    1993       03/99          (h)
          324,298             420,017            744,315            11,114     1993       03/99          (e)
          256,050             476,149            732,198            12,599     1993       03/99          (e)
          217,396             522,802            740,199            13,834     1993       03/99          (e)
          177,659                  (g)           177,659                (h)    1992       03/99          (h)
          173,386                  (g)           173,386                (h)    1993       03/99          (h)


          846,183             595,601          1,441,784            50,721     1972       06/97          (e)
          817,039             648,765          1,465,804            55,249     1976       06/97          (e)
        1,181,460             908,880          2,090,340            77,400     1974       06/97          (e)



          632,811           1,135,312          1,768,123            25,454     1997       04/99          (e)
          540,896           1,196,239          1,737,135             6,992     1999       10/99          (e)
          375,987             964,430          1,340,417            33,381     1997       12/98          (e)
          584,766                  (g)           584,766                (h)    1997       08/97          (h)
        1,096,763             705,345          1,802,108            59,616     1995       06/97          (e)
          575,285             802,974          1,378,259            33,971     1997       09/98          (e)
          565,639             923,669          1,489,308            21,299     1998       04/99          (e)
          416,279             867,972          1,284,251            30,280     1998       12/98          (e)
          476,847             961,606          1,438,453            32,317     1998       12/98          (e)
        1,407,002                  (g)         1,407,002                (h)    1996       06/98          (h)
          545,112           1,029,900          1,575,012            35,647     1996       12/98          (e)
          645,365             856,532          1,501,897            71,358     1996       07/97          (e)
          512,481             831,202          1,343,683            35,165     1998       09/98          (e)
          380,687             775,713          1,156,400            32,817     1997       09/98          (e)
          460,167             802,640          1,262,807            63,277     1997       08/97          (e)
          665,015             580,798          1,245,813            50,574     1994       05/97          (e)
          593,624             918,024          1,511,648            30,936     1997       12/98          (e)
          488,259                  (g)           488,259                (h)    1997       08/97          (h)
          647,414             871,268          1,518,682            29,758     1998       12/98          (e)
          668,112             941,796          1,609,907            21,717     1998       04/99          (e)
          382,950             957,912          1,340,862            32,193     1997       12/98          (e)
          504,533             806,624          1,311,157            38,987     1996       07/98          (e)
          387,562             891,943          1,279,505            30,953     1997       12/98          (e)
          282,868             843,648          1,126,516            28,815     1997       12/98          (e)
          579,175           1,176,434          1,755,609            39,537     1997       12/98          (e)
          765,743             707,406          1,473,149            58,934     1997       07/97          (e)
          319,237                  (g)           319,237                (h)    1997       08/97          (h)


          711,642             726,339          1,437,981            19,750     1999       03/99          (e)
          446,800             416,243            863,043                (c)    (d)        10/99          (c)
          605,063             649,514          1,254,577            30,148     1998       08/98          (e)
          419,488             697,861          1,117,349            56,100     1997       08/97          (e)
          457,821             708,581          1,166,402             4,400     1999       10/99          (e)
          481,456             636,588          1,118,044            26,757     1998       09/98          (e)
          604,724             600,686          1,205,410            15,182     1999       03/99          (e)
          361,238             711,595          1,072,833            54,019     1997       09/97          (e)
          396,864             620,042          1,016,906            47,353     1997       09/97          (e)
          163,533             994,490          1,158,024             9,559     1999       09/99          (e)
          369,886             513,533            883,419            48,762     1997       02/97          (e)
          124,468             773,506            897,974            62,393     1997       07/97          (e)
          389,265             779,211          1,168,476            48,229     1997       02/98          (e)
          635,343             703,067          1,338,410            51,751     1997       10/97          (e)
          482,309             716,199          1,198,508             8,323     1999       08/99          (e)
          286,850             606,547            893,397            47,208     1997       08/97          (e)
          462,813             573,816          1,036,629            26,267     1998       08/98          (e)
          382,042             613,690            995,732            46,251     1997       09/97          (e)
          501,765             754,996            893,036             2,137     1999       12/99          (e)
          405,902             658,360          1,064,262               661     1999       12/99          (e)
          284,046             577,029            861,075            30,959     1998       05/98          (e)
          699,773             892,546          1,592,319             7,438     1999       09/99          (e)
          537,223             592,536          1,129,759            53,923     1997       04/97          (e)
          370,342             548,107            918,449            50,080     1997       05/97          (e)
          420,521             543,338            963,859            46,171     1997       06/97          (e)
          545,485             527,020          1,072,505            67,333     1996       03/96          (e)
          403,002             610,815          1,013,817            66,651     1996       09/96          (e)
          375,776             643,445          1,019,221            70,103     1996       09/96          (e)
          372,584             746,622          1,119,206             3,955     1999       11/99          (e)
          437,667             591,877          1,029,544            65,188     1996       09/96          (e)
          390,509             596,872            987,381            57,817     1997       02/97          (e)
          272,937             688,400            961,337            38,695     1998       04/98          (e)
          899,898             733,701          1,633,599            17,857     1999       04/99          (e)
          737,038             604,806          1,341,844            54,709     1997       04/97          (e)
          415,880             649,681          1,065,561            59,005     1997       04/97          (e)
          730,674             600,180          1,330,854            56,297     1997       04/97          (e)
          603,354             602,630          1,205,984            90,447     1986       06/95          (e)
          911,754             581,552          1,493,306            51,490     1997       05/97          (e)
          740,616             678,189          1,418,805            45,336     1997       12/97          (e)
          853,821             635,185          1,489,006            33,928     1998       05/98          (e)
        1,076,096             591,340          1,667,436            19,482     1999       01/99          (e)
          418,351             651,064          1,069,415            27,365     1998       09/98          (e)
          363,967             776,605          1,140,572            22,323     1999       02/99          (e)
          217,851             751,664            969,515            68,268     1992       04/97          (e)
          387,455             625,933          1,013,388            56,677     1997       04/97          (e)
          383,591             675,860          1,059,451            36,817     1998       05/98          (e)
          771,241             793,229          1,564,470            19,740     1999       04/99          (e)
          387,533             787,843          1,175,376            19,174     1999       04/99          (e)
          681,663             642,924          1,324,587            53,504     1997       07/97          (e)
          631,275             567,912          1,199,187            49,556     1997       05/97          (e)
          496,689             721,614          1,218,303            17,365     1999       04/99          (e)
          717,246             688,066          1,405,312            34,466     1998       06/98          (e)
          474,296             759,049          1,233,345            32,805     1998       09/98          (e)
          501,168             699,067          1,200,235             5,826     1999       06/99          (e)
          274,362             781,797          1,056,159            21,258     1999       03/99          (e)
          311,466             700,979          1,012,445            16,868     1999       03/99          (e)
          475,748             719,239          1,194,987             6,059     1999       09/99          (e)
          495,529             759,800          1,255,329            17,729     1999       04/99          (e)
          353,396             904,688          1,258,084            31,210     1999       12/98          (e)
          289,257             699,525            988,782            15,364     1999       05/99          (e)
          477,580             566,856          1,044,436            31,967     1998       04/98          (e)
          464,986             785,149          1,250,136            20,131     1999       03/99          (e)
          523,089             617,131          1,140,220            46,454     1997       09/97          (e)
          358,130             668,383          1,026,513            49,686     1997       10/97          (e)


           89,282             675,334            764,616                (c)    (d)        06/99          (c)
          417,451             420,493            837,944                (c)    (d)        05/99          (c)
          310,574             583,883            894,457                (c)    (d)        05/99          (c)
          205,363             627,202            832,566                (c)    (d)        05/99          (c)
          315,037             593,560            908,597                (c)    (d)        05/99          (c)
          158,829             530,826            689,654                (c)    (d)        05/99          (c)
          165,191             858,299          1,023,491            18,303     1996       05/99          (e)
          301,723                  (g)           301,723                (h)    1997       07/97          (h)


          340,115             687,423          1,027,537             5,729     1999       12/99          (e)
          445,493             594,649          1,040,141            14,921     1994       03/99          (e)
          311,103             506,943            818,045             4,225     1999       12/99          (e)



          376,929             639,875          1,016,804            88,531     1995       11/95          (e)
          665,422             481,311          1,146,733            52,219     1996       09/96          (e)


        4,894,106                   -          4,894,106                (p)    (p)        09/98          (p)


          320,594             559,433            880,027            52,009     1967       03/96          (e)


          242,239                   -            242,239                (f)    1989       01/96          (f)
          212,053                   -            212,053                (f)    1986       05/96          (f)
          209,432                   -            209,432                (f)    1978       05/96          (f)
          174,721                   -            174,721                (f)    1975       01/96          (f)
           46,737                   -             46,737                (f)    1980       05/96          (f)
          120,449                   -            120,449                (f)    1986       05/96          (f)
          190,009                   -            190,009                (f)    1996       03/97          (f)
          200,442                   -            200,442                (f)    1985       01/96          (f)
          135,831                   -            135,831                (f)    1992       12/96          (f)
          187,082                   -            187,082                (f)    1990       03/97          (f)
          126,494                   -            126,494                (f)    1986       01/96          (f)
          116,849                   -            116,849                (f)    1978       01/96          (f)
          226,163                   -            226,163                (f)    1987       01/96          (f)
          215,881                   -            215,881                (f)    1990       05/96          (f)
          242,239                   -            242,239                (f)    1977       01/96          (f)
          245,145                   -            245,145                (f)    1975       05/97          (f)
          194,012                   -            194,012                (f)    1986       01/96          (f)
          202,050                   -            202,050                (f)    1983       01/96          (f)
          142,570                   -            142,570                (f)    1996       01/96          (f)
          212,093                   -            212,093                (f)    1978       05/96          (f)
          180,803                   -            180,803                (f)    1978       05/96          (f)
           99,166                   -             99,166                (f)    1994       01/96          (f)
          169,454                   -            169,454                (f)    1986       05/96          (f)
          202,552                   -            202,552                (f)    1980       04/96          (f)
          216,518                   -            216,518                (f)    1975       01/96          (f)
          213,090                   -            213,090                (f)    1989       03/97          (f)
           99,815                   -             99,815                (f)    1986       05/96          (f)
          152,215                   -            152,215                (f)    1994       01/96          (f)
          149,206                   -            149,206                (f)    1975       03/97          (f)
          223,981                   -            223,981                (f)    1983       03/97          (f)
          259,922                   -            259,922                (f)    1976       01/96          (f)
          261,529                   -            261,529                (f)    1993       01/96          (f)
           99,733                   -             99,733                (f)    1991       05/96          (f)
          259,922                   -            259,922                (f)    1978       01/96          (f)
          239,023                   -            239,023                (f)    1983       01/96          (f)
          228,199                   -            228,199                (f)    1983       03/97          (f)
          186,476                   -            186,476                (f)    1976       04/96          (f)
          128,604                   -            128,604                (f)    1988       04/96          (f)
          194,097                   -            194,097                (f)    1993       12/96          (f)
          208,480                   -            208,480                (f)    1975       01/96          (f)
          176,170                   -            176,170                (f)    1985       01/96          (f)
          197,227                   -            197,227                (f)    1978       01/96          (f)
          279,779                   -            279,779                (f)    1983       03/97          (f)
                -             178,187            178,187             3,425     1979       06/99          (e)
          167,170             168,363            335,533             3,237     1980       06/99          (e)


          852,746           1,108,491          1,961,237            46,288     1994       09/98          (e)
          712,865             873,395          1,586,260            36,471     1993       09/98          (e)
          397,878             923,975          1,321,853            38,583     1996       09/98          (e)
          435,465             915,232          1,350,697            38,218     1994       09/98          (e)
          918,258             764,150          1,682,408            32,468     1995       09/98          (e)
          654,766           1,195,901          1,850,667            50,812     1994       09/98          (e)
          683,560             614,256          1,297,816            26,099     1995       09/98          (e)
          789,680             604,283          1,393,963            25,675     1995       09/98          (e)
          911,013           1,011,766          1,922,779            42,989     1993       09/98          (e)
        1,244,893             918,257          2,163,150            31,363     1994       12/98          (e)
          569,436             968,749          1,538,185            40,453     1994       09/98          (e)


          181,153             561,582            742,735             4,000     1980       10/99          (e)
          691,797           1,136,902          1,828,699            55,573     1997       07/98          (e)
          379,675             604,449            984,124             4,306     1989       10/99          (e)
          714,789           1,317,317          2,032,106                (c)    (d)        10/99          (c)
          599,391           1,159,989          1,759,380            42,798     1998       06/98          (e)
          637,984             824,276          1,462,260             5,872     1980       10/99          (e)
          129,816             659,340            789,156             4,697     1988       10/99          (e)
          214,177             853,505          1,067,682             6,080     1979       10/99          (e)
          366,941             524,341            891,282             3,735     1989       10/99          (e)



          113,780             407,429            521,209            17,013     1998       09/98          (e)
          158,880             378,057            536,937            16,305     1998       09/98          (e)


          723,572           1,080,644          1,804,216                (c)    (d)        08/99          (c)



        1,259,828           1,623,073          2,882,901            38,909     1999       04/99          (e)
        1,463,644           1,874,198          3,337,842            44,929     1999       04/99          (e)
        1,725,325           1,574,207          3,299,532            37,738     1999       04/99          (e)
           88,077           2,019,028          2,107,105            48,401     1999       04/99          (e)
          934,922           1,842,623          2,777,545            44,172     1999       04/99          (e)
          956,799           2,692,320          3,649,119            64,542     1999       04/99          (e)


          914,103             691,171          1,605,274            19,678     1999       02/99          (e)
        1,227,360             403,031          1,630,391                (c)    (d)        10/99          (c)
        1,370,391             946,608          2,316,999            21,922     1999       04/99          (e)
          884,184             270,544          1,154,728                (c)    (d)        11/99          (c)
        1,151,865             910,321          2,062,186             7,233     1999       10/99          (e)
          649,962             978,307          1,628,269             7,147     1999       10/99          (e)
        1,307,683           1,031,615          2,339,298                (c)    (d)        07/99          (c)
          394,025           1,442,752          1,836,777            51,122     1998       12/98          (e)
          927,463             691,228          1,618,691            19,616     1978       02/99          (e)
        1,202,760           1,275,957          2,478,717                (c)    (d)        04/99          (c)
          599,193             436,441          1,035,635                (c)    (d)        10/99          (c)


          889,562             487,475          1,377,037            41,635     1997       04/97          (e)


          416,311             963,438          1,379,749             5,191     1999       11/99          (e)
          508,564             776,930          1,285,495                (c)    (d)        06/99          (c)
          696,645             984,791          1,681,436            14,232     1999       07/99          (e)
          714,999           1,012,478          1,254,763            16,297     1999       07/99          (e)
          557,630           1,047,984          1,605,614             5,072     1999       11/99          (e)
          518,832                  (g)           518,832                (h)    1999       05/99          (h)
          980,703                  (g)           980,703                (h)    1999       03/99          (h)
          633,990           1,058,846          1,692,836                (c)    (d)        05/99          (c)
          574,441             742,781          1,317,222            27,744     1998       11/98          (e)
          430,741             689,963          1,120,704                (c)    (d)        09/99          (c)
          354,415                  (g)           354,415                (h)    1997       11/97          (h)
          719,563                  (g)           719,563                (h)    1999       04/99          (h)
          649,551             127,094            776,645                (c)    (d)        12/99          (c)
          436,830             259,866            696,696                (c)    (d)        11/99          (c)
          545,612             868,606          1,414,218            43,014     1998       07/98          (e)
          537,770           1,156,886          1,694,656                (c)    (d)        07/99          (c)



        1,076,442           1,062,751          2,139,193            91,086     1996       06/97          (e)



          591,371           1,175,273          1,766,644           116,856     1996       01/97          (e)


          309,101             420,246            729,347            39,328     1997       03/97          (e)
          469,721              85,872            555,593                (c)    (d)           03/98       (c)



          628,688             962,524          1,591,212            50,675     1981       06/98          (e)
          371,021             593,171            964,192            31,229     1994       06/98          (e)
          585,461             812,822          1,398,283            42,794     1990       06/98          (e)
          527,572             870,710          1,398,282            45,842     1988       06/98          (e)
          734,105             961,287          1,695,392            50,610     1986       06/98          (e)
          634,379             643,323          1,277,702            33,870     1981       06/98          (e)
          264,476             825,466          1,089,942               302     1999       12/99          (e)
          498,746                  (g)           498,746                (h)    1978       07/99          (h)


        1,006,396             690,731          1,697,127            35,530     1979       06/98          (e)
          705,557                  (g)           705,557                (h)    1969       06/98          (h)
          715,432                  (g)           715,432                (h)    1993       06/98          (h)
          802,361                  (g)           802,361                (h)    1973       06/98          (h)
          590,733                  (g)           590,733                (h)    1993       06/98          (h)
          670,594                  (g)           670,594                (h)    1976       06/98          (h)
          776,694                  (g)           776,694                (h)    1972       06/98          (h)
          964,354                  (g)           964,354                (h)    1973       06/98          (h)
          641,125                  (g)           641,125                (h)    1974       06/98          (h)
          670,491                  (g)           670,491                (h)    1977       06/98          (h)
          684,164                  (g)           684,164                (h)    1969       06/98          (h)
          810,316             798,412          1,608,728            27,635     1979       12/98          (e)
          592,342                  (g)           592,342                (h)    1988       06/98          (h)
          594,142                  (g)           594,142                (h)    1974       06/98          (h)
          933,759             763,368          1,697,127            39,266     1985       06/98          (e)
          740,132                  (g)           740,132                (h)    1984       12/98          (h)
          922,679             725,256          1,647,935            37,306     1978       06/98          (e)
          487,021                  (g)           487,021                (h)    1983       06/98          (h)
          354,419                  (g)           354,419                (h)    1978       06/98          (h)
          433,713                  (g)           433,713                (h)    1969       06/98          (h)


          447,458             383,785            831,243            10,891     1994       02/99          (e)
          299,870                  (g)           299,870                (h)    1994       02/99          (h)
          212,438                  (g)           212,438                (h)    1998       10/98          (h)
          474,588             478,974            953,562            13,593     1994       02/99          (e)
          404,578             451,129            855,707            12,803     1994       02/99          (e)
          402,947                  (g)           402,947                (h)    1994       02/99          (h)
          308,915             351,160            660,075            14,046     1991       10/98          (e)
          349,637                  (g)           349,637                (h)    1991       10/98          (h)
          336,432             229,194            565,626                (c)    (d)        10/99          (c)
          343,906                  (g)           343,906                (h)    1994       02/99          (h)


          335,196             694,908          1,030,104            10,297     1997       07/99          (e)


          504,934             826,842          1,331,776             1,435     1999       12/99          (e)
          656,917             483,589          1,140,506                (c)    (d)        10/99          (c)
          581,600             104,177            685,776                (c)    (d)        12/99          (c)
          237,777           1,152,076          1,389,853             1,999     1999       12/99          (e)
          554,901           1,032,705          1,587,606             8,606     1999       09/99          (e)
          713,534             995,529          1,709,064             4,728     1998       11/99          (e)


          599,160                  (g)           599,160                (h)    1992       08/98          (h)
          971,812           1,461,969          2,433,781                (c)    (d)        07/99          (c)
        1,387,007           1,996,405          3,383,412            14,950     1999       10/99          (e)
          856,278                  (g)           856,278                (h)    1999       03/99          (h)
          571,236           1,296,199          1,867,435                (c)    (d)        07/99          (c)
        2,437,336               9,243          2,446,579                (c)    (d)        11/99          (c)
          914,342                  (g)           914,342                (h)    1997       05/98          (h)
          886,592           1,624,138          2,365,716                (c)    (d)        08/99          (c)
        1,239,033           1,479,124          2,718,157            12,326     1999       12/99          (e)
        1,203,257           1,892,964          3,096,221                (c)    (d)        08/99          (c)


          548,886             700,856          1,249,742            29,266     1994       09/98          (e)
          618,372             631,370          1,249,742            26,365     1994       09/98          (e)



          608,678                  (g)           608,678                (h)    1998       10/98          (h)
          511,084                  (g)           511,084                (h)    1994       08/97          (h)
          551,646                  (g)           551,646                (h)    1998       01/99          (h)
          514,900                  (g)           514,900                (h)    1995       08/97          (h)
          420,176                  (g)           420,176                (h)    1978       05/98          (h)


          511,811             756,304          1,268,115             4,489     1989       10/99          (e)



          640,066             688,918          1,328,984            78,471     1996       07/96          (e)
          358,027             444,622            802,649            47,944     1996       07/96          (e)
          555,813             442,025            997,838            19,952     1998       08/98          (e)
          488,270             783,849          1,272,119             6,532     1999       09/99          (e)
                -             302,359            302,359                (c)    (d)           11/99       (c)
          841,374             699,082          1,540,456            37,765     1998      05//98          (e)
==================   =================  =================  ================
     $330,002,516        $368,261,412       $698,263,928       $14,742,596
==================   =================  =================  ================








         $708,297          $1,008,108         $1,716,405           $38,483     1998       06/98          (e)
==================   =================  =================  ================







               (g)                 (g)                (g)               (i)    1996       02/99          (i)
               (g)                 (g)                (g)               (h)    1999       08/99          (h)
               (g)                 (g)                (g)               (h)    1996       01/99          (h)
               (g)                 (g)                (g)               (h)    1997       02/97          (h)
               (g)                 (g)                (g)               (i)    1995       08/98          (i)


               (g)                 (g)                (g)               (h)    1995       01/99          (h)
               (g)                 (g)                (g)               (h)    1994       01/99          (h)
               (g)                 (g)                (g)               (h)    1984       01/99          (h)
               (g)                 (g)                (g)               (h)    1992       01/99          (h)
               (g)                 (g)                (g)               (h)    1995       09/98          (h)
               (g)                 (g)                (g)               (h)    1993       01/99          (h)
               (g)                 (g)                (g)               (h)    1990       01/99          (h)
               (g)                 (g)                (g)               (h)    1991       01/99          (h)



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


               (j)                 (g)                (g)               (h)    1989       03/99          (h)
               (g)                 (g)                (g)               (h)    1994       05/99          (h)


               (g)                 (g)                (g)               (h)    1999       09/99          (h)


               (j)                 (g)                (g)               (h)    1993       10/97          (h)
               (j)                 (g)                (g)               (h)    1993       10/97          (h)
               (j)                 (g)                (g)               (h)    1993       03/97          (h)
               (j)                 (g)                (g)               (h)    1996       08/99          (h)
               (j)                 (g)                (g)               (h)    1991       10/97          (h)
               (j)                 (g)                (g)               (h)    1989       10/97          (h)
               (j)                 (g)                (g)               (h)    1991       03/97          (h)
               (g)                 (g)                (g)               (h)    1996       10/97          (h)
               (j)                 (g)                (g)               (h)    1990       03/97          (h)
               (g)                 (g)                (g)               (h)    1994       09/97          (h)
               (j)                 (g)                (g)               (h)    1992       03/97          (h)
               (j)                 (g)                (g)               (h)    1991       09/97          (h)
               (j)                 (g)                (g)               (h)    1993       09/97          (h)
               (j)                 (g)                (g)               (h)    1994       09/97          (h)
               (j)                 (g)                (g)               (h)    1997       09/97          (h)
               (j)                 (g)                (g)               (h)    1995       09/97          (h)
               (j)                 (g)                (g)               (h)    1991       10/97          (h)
               (j)                 (g)                (g)               (h)    1992       10/97          (h)


               (g)                 (g)                (g)               (h)    1998       06/98          (h)
               (g)                 (g)                (g)               (h)    1993       01/99          (h)
               (g)                 (g)                (g)               (h)    1988       01/99          (h)
               (j)                 (g)                (g)               (h)    1996       01/99          (h)
               (j)                 (g)                (g)               (h)    1985       01/99          (h)
               (g)                 (g)                (g)               (i)    1992       01/99          (i)
               (g)                 (g)                (g)               (i)    1980       01/99          (i)


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


               (g)                 (g)                (g)               (i)    1992       03/99          (i)
               (g)                 (g)                (g)               (h)    1992       03/99          (h)
               (g)                 (g)                (g)               (h)    1992       03/99          (h)
               (g)                 (g)                (g)               (h)    1996       06/96          (h)
               (g)                 (g)                (g)               (h)    1992       03/99          (h)
               (g)                 (g)                (g)               (h)    1997       08/97          (h)
               (g)                 (g)                (g)               (h)    1989       03/99          (h)
               (g)                 (g)                (g)               (h)    1994       03/99          (h)


               (g)                 (g)                (g)               (h)    1999       02/99          (h)



               (g)                 (g)                (g)               (i)    1996       12/96          (i)


               (g)                 (g)                (g)               (i)    1993       03/99          (i)
               (g)                 (g)                (g)               (i)    1993       03/99          (i)
               (g)                 (g)                (g)               (h)    1993       03/99          (h)
               (g)                 (g)                (g)               (h)    1993       03/99          (h)
               (g)                 (g)                (g)               (i)    1993       03/99          (i)
               (g)                 (g)                (g)               (h)    1993       03/99          (h)
               (g)                 (g)                (g)               (h)    1993       03/99          (h)
               (g)                 (g)                (g)               (h)    1992       03/99          (h)
               (g)                 (g)                (g)               (h)    1993       03/99          (h)



               (j)                 (g)                (g)               (h)    1972       05/99          (h)
               (j)                 (g)                (g)               (h)    1997       10/98          (h)
               (j)                 (g)                (g)               (h)    1997       10/99          (h)
               (j)                 (g)                (g)               (h)    1998       12/99          (h)
               (j)                 (g)                (g)               (h)    1997       08/99          (h)
               (j)                 (g)                (g)               (h)    1996       11/98          (h)
               (g)                 (g)                (g)               (h)    1997       08/97          (h)
               (g)                 (g)                (g)               (i)    1997       05/99          (i)
               (j)                 (g)                (g)               (h)    1997       09/99          (h)
               (j)                 (g)                (g)               (h)    1997       03/99          (h)
               (g)                 (g)                (g)               (h)    1996       06/98          (h)
               (g)                 (g)                (g)               (h)    1997       07/99          (h)
               (g)                 (g)                (g)               (h)    1997       08/97          (h)
               (g)                 (g)                (g)               (i)    1997       12/98          (i)
               (j)                 (g)                (g)               (h)    1998       11/99          (h)
               (j)                 (g)                (g)               (h)    1998       04/99          (h)
               (j)                 (g)                (g)               (h)    1997       09/99          (h)
               (j)                 (g)                (g)               (h)    1997       04/99          (h)
               (j)                 (g)                (g)               (h)    1997       06/99          (h)
               (j)                 (g)                (g)               (h)    1998       08/99          (h)
               (g)                 (g)                (g)               (h)    1997       08/97          (h)
               (j)                 (g)                (g)               (h)    1997       04/99          (h)
               (j)                 (g)                (g)               (h)    1997       08/99          (h)


               (g)                 (g)                (g)               (h)    1997       07/97          (h)


               (j)                 (g)                (g)               (h)    1997       01/98          (h)



               (g)                 (g)                (g)               (i)    1997       08/97          (i)


               (g)                 (g)                (g)               (h)    1999       05/99          (h)
               (g)                 (g)                (g)               (h)    1999       03/99          (h)
               (g)                 (g)                (g)               (h)    1997       11/97          (h)
               (j)                 (g)                (g)               (h)    1999       10/99          (h)
               (g)                 (g)                (g)               (h)    1999       04/99          (h)
               (j)                 (g)                (g)               (h)    1999       06/99          (h)
               (g)                 (g)                (g)               (i)    1999       07/99          (i)
               (j)                 (g)                (g)               (h)    1999       09/99          (h)



               (g)                 (g)                (g)               (h)    1978       07/99          (h)


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


               (g)                 (g)                (g)               (h)    1994       02/99          (h)
               (g)                 (g)                (g)               (h)    1998       10/98          (h)
               (g)                 (g)                (g)               (h)    1994       02/99          (h)
               (g)                 (g)                (g)               (h)    1991       10/98          (h)
               (g)                 (g)                (g)               (h)    1994       02/99          (h)


               (j)                 (g)                (g)               (h)    1998       02/99          (h)


               (g)                 (g)                (g)               (h)    1992       08/98          (h)
               (g)                 (g)                (g)               (h)    1999       03/99          (h)
               (g)                 (g)                (g)               (h)    1997       05/98          (h)



               (g)                 (g)                (g)               (i)    1998       03/99          (i)



               (g)                 (g)                (g)               (h)    1998       10/98          (h)
               (g)                 (g)                (g)               (h)    1994       08/97          (h)
               (j)                 (g)                (g)               (h)    1974       08/97          (h)
               (g)                 (g)                (g)               (h)    1998       01/99          (h)
               (g)                 (g)                (g)               (h)    1995       08/97          (h)
               (g)                 (g)                (g)               (h)    1978       05/98          (h)



               (g)                 (g)                (g)               (h)    1997       10/98          (h)
               (g)                 (g)                (g)               (h)    1998       09/98          (h)
               (j)                 (g)                (g)               (h)    1996       12/96          (h)
               (j)                 (g)                (g)               (h)    1996       06/96          (h)
               (j)                 (g)                (g)               (h)    1998       10/98          (h)




                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998 and 1997 are summarized as follows:


                                                                      Cost           Accumulated
                                                                     (b)(m)          Depreciation
                                                                -----------------   ----------------
              Properties the Company has Invested
                  in Under Operating Leases:

                      Balance, December 31, 1996                   $  60,854,542       $   611,396
                      Acquisitions (l)                               146,879,309                --
                      Depreciation expense (e)                                --         1,784,269
                                                                -----------------   ----------------

                      Balance, December 31, 1997                     207,733,851         2,395,665
                      Acquisitions (l)                               192,459,799                 --
                      Depreciation expense (e)                                 --         3,847,117
                                                                -----------------   ----------------

                      Balance, December 31, 1998                     400,193,650         6,242,782
                      Acquisitions (l)                               298,070,278                 --
                      Depreciation expense (e)                                 --         8,499,814
                                                                -----------------   ----------------

                      Balance, December 31, 1999                   $ 698,263,928      $ 14,742,596
                                                                =================   ================


              Property  of Joint  Venture  in  Which  the  Company  has a 59.22%
                Interest and has Invested in Under an Operating Lease:

                   Balance, December 31, 1997                           $     --          $     --
                   Acquisition                                         2,215,177                --
                   Depreciation expense                                       --             7,303
                                                                -----------------   ----------------

                   Balance, December 31, 1998                          2,215,177             7,303
                   Construction Funding Adjustment                      (498,772 )              --
                   Depreciation expense                                       --            31,180
                                                                -----------------   ----------------

                   Balance, December 31, 1999                       $  1,716,405       $    38,483
                                                                =================   ================


(b) As of December 31, 1999, 1998 and 1997, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $757,550,394, $418,427,587 and $248,050,936, respectively. Substantially, all of the leases are treated as operating leases for federal income tax purposes.

(c) Property was not placed in service as of December 31, 1999; therefore, no depreciation was taken.

(d)      Scheduled for completion in 2000.

(e) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1999


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

(l)      During the years ended  December 31, 1999,  1998 and 1997,  the Company
         (i) incurred acquisition fees totalling $6,185,005, $17,317,297 and $10,011,715, respectively, paid to the Advisor, (ii) purchased land and buildings from affiliates of the Company for an aggregate cost of approximately $39,700,000, $8,770,000 and $5,450,000, respectively, and
         (iii) paid development or construction management fees to affiliates of the Company totaling $56,352, $229,153 and $387,728, respectively. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases and other assets at December 31, 1999, 1998 and 1997. Effective with the acquisition of the Advisor in September 1999, the Company ceased incurring acquisition fees.

(m) For financial reporting purposes, the undepreciated cost of the following properties was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairments by recording an allowance for loss on land, building or investment in direct financing lease in the amounts listed below for each Property as of December 31, 1999. The impairments at December 31, 1999 represent the difference between the Properties' carrying values and the property manager's estimate of the net realizable value of the Properties based upon anticipated sales prices to interested third parties. The cost of the Properties presented on this schedule is the gross amount at which the Properties were carried at December 31, 1999, excluding the allowances for loss.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1999

(m)      (continued)

         The following are a list of Properties and the related impairment at December 31, 1999:

                                                                                            Total
                                                                                        --------------
                  Boston Market - Saint Joseph, Missouri                                   $  143,132
                  Shoney's - Indian Harbor Beach, Florida                                      59,043
                  Buffet Town - Cedar Park, Texas                                              13,136
                  Boston Market - Liberty, Missouri                                           171,886
                  Boston Market - Corvallis, Missouri                                         190,758
                  Boston Market - Jessup, Maryland                                            478,133
                  Black-Eyed Pea - Albuquerque, New Mexico                                    215,000
                  Black-Eyed Pea - Albuquerque, New Mexico                                    215,000
                  Black-Eyed Pea - Tucson, Arizona                                            200,000
                  Black-Eyed Pea - Waco, Texas                                                215,000
                  Black-Eyed Pea - Wichita, Kansas                                            215,000
                  Big Boy - Mansfield, Ohio                                                   150,000
                  Big Boy - Saint Clairsville, Ohio                                           150,000
                  Big Boy - Alton, Illinois                                                   150,000
                  Big Boy - Granite City, Illinois                                            150,000
                  Big Boy - O'Fallen, Missouri                                                150,000
                  Big Boy - Woodson Terrace, Missouri                                         190,000
                  Big Boy - Collinsville, Illinois                                            150,000
                  Big Boy - Jefferson City, Missouri                                          150,000
                  Big Boy - Fenton, Missouri                                                  150,000
                  Big Boy - Independence, Missouri                                            184,385
                  Big Boy - Saint Louis, Missouri                                             190,000
                  Big Boy - Sedalia, Missouri                                                 189,914
                  Big Boy - Saint Joseph, Missouri                                            143,446
                  Big Boy - Grandview, Missouri                                               150,000
                  Big Boy - Lee's Summit, Missouri                                            189,769
                  Big Boy - Merriam, Kansas                                                   183,425
                  Big Boy - North Kansas City, Kansas                                         190,000
                  Big Boy - Overland Park, Kansas                                             150,000
                  Big Boy - Blue Springs, Missouri                                            160,587
                  Big Boy - Bridgeton, Missouri                                               150,000
                  Big Boy - Arnold, Mississippi                                               190,000
                                                                                        --------------

                                                                                          $ 5,577,614
                                                                                        ==============

(n) The Property in San Diego, California contains two different restaurants. This is a two story building that has a TGI Friday's restaurant on the first floor and a Redfish Looziana Roadhouse restaurant on the second floor.

(o) The Property in Dallas, Texas contains two different concepts, a Taco Bell and a Pizza Hut, within one restaurant.

(p) The Company owns a parcel of land on which restaurants will be constructed during 2000.

(q) The restaurant on the Property in Guadalupe, Arizona was converted from a Shoney's restaurant to a Big Boy restaurant in 1999.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1999


(r) The restaurant on the Property in Las Vegas, Nevada was converted from a Shoney's restaurant to a Big Boy restaurant in 1999.

(s) The restaurant on the Property in Cedar Park, Texas was converted from a Boston Market restaurant to a Buffet Town restaurant in 1999.

(t) The restaurant on the Property in Hoover, Alabama was converted from a Boston Market restaurant to a Guthrie's restaurant in 1999.

(u) The restaurant on the Property in Chanhassen, Minnesota was converted from a Boston Market restaurant to a Leeann Chin Chinese Cuisine restaurant in 1999.

(v) The restaurant on the Property in Golden Valley, Minnesota was converted from a Boston Market restaurant to a Leeann Chin Chinese Cuisine restaurant in 1999.

(w) The restaurant on the Property in Grand Rapids, Michigan was converted from a Denny's restaurant to a Mister Fables restaurant in 1999.

(x) The restaurant on the Property in Taylorsville, Utah was converted from a Boston Market restaurant to a Rubio's Baja Grill restaurant in 1999.

(y) The Property is encumbered under the Secured Credit Facility at December 31, 1999.

               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARIES

                   SCEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1999






                                                                        Final            Periodic              Face
                                                     Interest          Maturity           Payment      Prior  Amount of
                   Description                         Rate              Date              Terms       Liens  Mortgages
-----------------------------------------------------------------  -----------------   ------------------------------------
First Mortgages on Properties:

   Castle Hill Holdings V, L.L.C.                     10.75%           01/01/16             (1)          -     $8,475,000
   Elrod Restaurants, Inc.                            10.68%            7/1/11              (2)          -      4,300,000
   Castle Hill Holdings VI, L.L.C.                    10.75%            6/1/16              (1)          -      4,200,000
   Castle Hill Holdings VII, L.L.C.                   10.75%            1/1/17              (1)          -      3,888,000
   Cambridge, Restaurant Properties, L.L.C.           10.39%           11/1/19              (3)          -      3,738,000
   The Georgia Bar-B-Q Company                     LIBOR + 4.89%         (4)                (4)          -      2,499,000
   The Georgia Bar-B-Q Company                     LIBOR + 5.10%         (4)                (4)          -      2,295,000
   RMS Family Restaurants, Inc.                       9.66%            11/1/12              (5)          -      2,200,000
   Brick Township Pubs, Inc.                       LIBOR + 4.91%         (4)                (4)          -      1,950,000

   9 loans with Original Loan Amounts
     From $1,200,001 to $1,900,000                 8.39% - 10.52%  11/1/2000 - 2/01/2020    N/A         N/A           N/A

   9 loans with Original Loan Amounts
     From $900,001 to $1,200,000                  10.09% - 11.60%  11/1/2002 - 01/01/2015   N/A         N/A           N/A

   15 loans with Original Loan Amounts
     From $600,001 to $900,000                     8.19% - 10.28%  09/01/2013 - 01/01/2020  N/A         N/A           N/A

   7 loans with Original Loan Amounts
     From $300,001 to $600,000                     8.00% - 10.75%  09/01/2005 - 01/01/2017  N/A         N/A           N/A

   10 loans with Original Loan Amounts
     Up to $300,000                                8.00% - 10.50%  08/01/2001 - 01/01/2015  N/A         N/A           N/A


                                                                Principal
                                                                Amount of
                                                                   Loans
                                                                Subject to
                                                   Carrying       Delinquent
                                                   Amount of       Principal
                   Description                     Mortgages      or Interest
------------------------------------------        ----------------------------

First Mortgages on Properties:

   Castle Hill Holdings V, L.L.C.                    $8,321,853        -
   Elrod Restaurants, Inc.                            4,121,689        -
   Castle Hill Holdings VI, L.L.C.                    3,662,653        -
   Castle Hill Holdings VII, L.L.C.                   3,862,754        -
   Cambridge, Restaurant Properties, L.L.C            3,862,898        -
   The Georgia Bar-B-Q Company                        1,604,007        -
   The Georgia Bar-B-Q Company                        1,487,094        -
   RMS Family Restaurants, Inc.                       1,993,821        -
   Brick Township Pubs, Inc.                            685,000        -

   9 loans with Original Loan Amounts
     From $1,200,001 to $1,900,000                   12,107,996        -

   9 loans with Original Loan Amounts
     From $900,001 to $1,200,000                      7,502,737        -

   15 loans with Original Loan Amounts
     From $600,001 to $900,000                        9,414,783        -

   7 loans with Original Loan Amounts
     From $300,001 to $600,000                        2,985,814        -

   10 loans with Original Loan Amounts
     Up to $300,000                                   1,853,375        -






               (1)    Equal monthly payments of principal and interest at an annual rate of 10.75%.
               (2)    Equal monthly payments of principal and interest at an annual rate of 10.68%.
               (3)    Equal monthly payments of principal and interest at an annual rate of 10.39%.
               (4)    These loans are  construction  loans requiring  interest only payments until final funding;  maturity date and monthly payments to be  determined  at that time.
               (5)    Equal  monthly  payments of principal and interest at an annual rate of 9.66%.

                                                              1999              1998              1997             1996
                                                        -----------------   --------------   ---------------  ----------------
                      Balance at beginning of period         $19,631,693      $17,622,010       $13,389,607                 -
                      New mortgage loans                      46,738,038        2,901,742         4,200,000       $12,847,000
                      Accrued interest                           346,101          (39,853)           83,601            35,286
                      Collection of principal                 (2,466,072)        (291,990)         (250,732)         (133,850)
                      Deferred financing income                  (11,336)         (10,126)          (39,180)          (46,268)
                      Unamortized loan costs                      91,007           86,524           238,714           687,439
                      Valuation allowance                       (551,011)               -                 -
                      Provision for uncollectible
                         mortgage notes                         (311,946)        (636,614)                -                 -
                                                        =================   ==============   ===============  ================
                      Balance at end of period                63,466,474       19,631,693        17,622,010        13,389,607
                                                        =================   ==============   =================================

                                    EXHIBITS

                                  EXHIBIT INDEX


         Exhibit Number

         2.1 Agreement and Plan of Merger, by and among the Registrant, CFA Acquisition Corp., CNL Fund Advisors, Inc. and CNL Group, Inc., dated March 11, 1999 (Included as Exhibit 10.38 to the Registrant's Registration Statement No. 333-74329 on Form S-4 (the "Form S-4") as originally filed and incorporated herein by reference.)

         2.2 Agreement and Plan of Merger, by and among the Registrant, CFC Acquisition Corp., CFS Acquisition Corp., CNL Financial Corp., CNL Financial Services, Inc., CNL Group, Inc., Five Arrows Realty Securities L.L.C., Robert A. Bourne, Curtis B. McWilliams and Brian Fluck, dated March 11, 1999 (Included as
                  Exhibit 10.39 to the Form S-4 as originally filed and incorporated herein by reference.)

         3.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation, as amended (Included as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.)

         3.2 CNL American Properties Fund, Inc. Amended and Restated Bylaws (Included as Exhibit 3.2 to the Registrant's Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference.)

         4.1 Form of Stock Certificate (Included as Exhibit 4.5 to the Registrant's Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

         10.1 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James
                  M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven
                  D. Shackelford, and dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis B. McWilliams (Included as Exhibit 10.9 to the Registrant's Registration Statement No.
                  333-15411 on Form S-11 and incorporated herein by reference.)

         10.2 Amended and Restated Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.50 to Amendment No. 2 to the Form S-4 and incorporated herein by reference.)

         10.3 Amended and Restated Credit Agreement by and among CNL APF Partners, LP, Registrant, First Union National Bank, First Union Capital Markets Group, Banc of America Securities LLC, NationsBank, N.A., The Chase Manhattan Bank and other financial institutions, dated June 9, 1999 (Included as Exhibit 10.51 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

         10.4 First Amendment to Amended and Restated Credit Agreement dated as of December 31, 1999 between CNL APF Partners, LP and First Union National Bank, as Agent (filed herewith.)

         10.5 Franchise Receivable Funding and servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (filed herewith.)

         10.6 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (filed herewith.)

         10.7 1999 Performance Incentive Plan (Included as Exhibit 10.1 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

         10.8 Registration Rights Agreement by and among the Registrant, Robert A. Bourne, Curtis B. McWilliams, John T. Walker, Howard Singer, Steven D. Shackelford and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.40 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

         10.9 Registration Rights Agreement by and among the Registrant, Five Arrows Realty Securities L.L.C., James M. Seneff, Jr., Robert A. Bourne, Curtis B. McWilliams and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.41 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

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