Form 10-Q
period 2000-03-31
CNL AMERICAN PROPERTIES FUND INC
filed 2000-05-15
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ______________________


                             Commission file number
                                    001-15581
                     ---------------------------------------


                       CNL American Properties Fund, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Maryland                                           59-3239115
----------------------------------------            ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
----------------------------------------            ---------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                    ---------------------------

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

43,495,919 shares of common stock, $.01 par value, outstanding as of May 11, 2000.

                                                     CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets

                  Condensed Consolidated Statements of Operations

                  Condensed Consolidated Statements of
                       Stockholders' Equity and Comprehensive
                       Income/(Loss)

                  Condensed Consolidated Statements of Cash Flows

                  Notes to Condensed Consolidated Financial
                       Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk


Part II

   Other Information

                                        CNL AMERICAN PROPERTIES FUND, INC.
                                                 AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,            December 31,
                                                                                   2000                   1999
                                                                              -----------------     -----------------
                                   ASSETS

    Land, buildings and equipment on operating leases, less accumulated depreciation of $16,575,754 and $14,742,596, respectively and
        allowance for loss of $4,680,104 and $4,656,707, respectively           $ 686,316,914          $ 681,210,344
    Net investment in direct financing  leases,  less allowance for loss
        of $3,734,022                                                             157,602,607            145,743,195
    Mortgage loans held for sale                                                  107,987,134             63,466,474
    Equipment and other notes receivable                                           43,540,142             42,748,420
    Other investments                                                              76,824,990             75,806,738
    Cash and cash equivalents                                                      20,503,935             46,011,592
    Receivables, less allowance for doubtful accounts
        of $3,686,788 and $2,660,069, respectively                                  3,354,774              3,329,557
    Accrued rental income                                                           9,304,911              8,116,794
    Due from related parties                                                        2,696,152              1,315,721
    Other assets                                                                   30,238,447             25,430,402
    Goodwill, net of accumulated  amortization of $571,882 and $689,516,
        respectively                                                               44,441,674             45,013,556
                                                                              -----------------     -----------------
                                                                              $ 1,182,811,680         $1,138,192,793
                                                                              =================     =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Line of credit                                                              $ 258,000,000          $ 248,000,000
    Note payable                                                                  147,000,000            140,504,000
    Mortgage warehouse facility                                                    77,972,581             30,749,540
    Accrued construction costs payable                                             13,660,686             17,566,758
    Accounts payable and accrued expenses                                           4,109,798              8,833,695
    Due to related parties                                                          9,080,012             10,626,929
    Other payables                                                                  8,737,303              8,700,414
                                                                              -----------------     -----------------
        Total liabilities                                                         518,560,380            464,981,336
                                                                              -----------------     -----------------

    Minority interests                                                                996,350                997,353
                                                                              -----------------     -----------------

    Commitments and Contingencies (Note 5)

    Stockholders' equity:
        Preferred stock, without par value.  Authorized
           and unissued 3,000,000 shares                                                   --                    --
        Excess shares, $0.01 par value per share.
           Authorized and unissued 78,000,000 shares                                       --                    --
        Common stock, $0.01 par value per share. Authorized 62,500,000
           shares,  issued  43,533,221  shares,  outstanding  43,495,919              434,958                434,958
           shares
        Capital in excess of par value                                            791,418,955            791,418,955
        Accumulated other comprehensive income/(loss)                                  66,625               (177,119 )
        Accumulated distributions in excess of net earnings                      (128,665,588  )        (119,462,690 )
                                                                              -----------------     -----------------
              Total stockholders' equity                                          663,254,950            672,214,104
                                                                              -----------------     -----------------

                                                                              $ 1,182,811,680         $1,138,192,793
                                                                              =================     =================

See accompanying notes to condensed consolidated financial statements.


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              Quarter Ended
                                                                                                March 31,
                                                                                         2000                1999
                                                                                    ----------------     --------------

Revenues:
    Rental income from operating leases                                                $ 16,492,001        $ 9,754,802
    Earned income from direct financing leases                                            3,459,483          2,429,206
    Interest income from mortgage, equipment and other notes receivable                   2,747,177            854,536
    Investment and interest income                                                        2,572,906          1,357,347
    Other income                                                                          1,240,439              2,880
                                                                                    ----------------     --------------
                                                                                         26,512,006         14,398,771
                                                                                    ----------------     --------------
Expenses:
    General operating and administrative                                                  4,585,928          1,605,319
    Interest expense                                                                      8,691,535                 --
    Property expenses                                                                       462,399            140,645
    State and other taxes                                                                   292,985            281,877
    Depreciation and amortization                                                         4,454,614          1,556,181
    Transaction costs                                                                       895,021            125,926
                                                                                    ----------------     --------------
                                                                                         19,382,482          3,709,948
                                                                                    ----------------     --------------

Earnings Before Minority Interest in Income of Consolidated Joint Ventures,
    Equity in Earnings of Unconsolidated Joint Venture, Gain on Sale of Assets
    and Provision for Losses on Assets                                                    7,129,524         10,688,823

Minority Interest in Income of Consolidated Joint Ventures                                  (29,837 )           (7,763 )

Equity in Earnings of Unconsolidated Joint Venture                                           24,210             25,034

Gain on Sale of Assets                                                                      279,004                 --

Provision for Losses on Assets                                                              (23,397 )         (215,797 )
                                                                                    ----------------     --------------

Net Earnings                                                                            $ 7,379,504       $ 10,490,297
                                                                                    ================     ==============

Earnings Per Share of Common Stock (Basic and Diluted)                                  $      0.17       $       0.28
                                                                                    ================     ==============

Weighted Average Number of Shares of Common Stock Outstanding                            43,495,919         37,347,401
                                                                                    ================     ==============

See accompanying notes to condensed consolidated financial statements.


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME/(LOSS)
          Quarter Ended March 31, 2000 and Year Ended December 31, 1999

                                                                    Accumulated
                                                                   distributions       Accumulated
                               Common stock         Capital in       in excess            Other
                            Number        Par       excess of          of net         Comprehensive                   Comprehensive
                          of shares      value      par value         earnings        Income/(Loss)        Tota       Income/(Loss)
                        ------------ ----------  -------------   ---------------   ----------------   ------------- ----------------

Balance at
    December 31, 1998    37,337,927  $ 373,379   $669,983,438      $ (9,546,531 )     $         --    $660,810,286     $       --

Subscriptions received for
    common stock through
    public offerings         10,537        105        210,631                --                 --         210,736             --

Stock issuance costs             --         --     (1,662,749 )              --                 --      (1,662,749 )           --

Common stock issued
   through merger         6,150,000     61,500    122,938,500                --                 --     123,000,000             --

Net loss                         --         --             --       (49,837,334 )               --     (49,837,334 )   (49,837,334 )

Other comprehensive loss,
   market revaluation on
   available for sale
   securities                    --         --             --                --           (177,119 )      (177,119 )      (177,119 )
                                                                                                                    ----------------

Comprehensive income             --         --             --                --                 --              --   $ (50,014,453 )
                                                                                                                    ----------------

Retirement of common stock   (2,545 )      (26 )      (50,865 )              --                 --         (50,891 )           --

Distributions declared and
    paid ($1.52 per share)       --         --             --       (60,078,825 )               --     (60,078,825 )           --
                         ------------ ----------  -------------   ---------------   ----------------   -------------

Balance at
    December 31, 1999    43,495,919    434,958    791,418,955      (119,462,690 )         (177,119 )   672,214,104             --

Net earnings                     --         --             --         7,379,504                 --       7,379,504      7,379,504

Other comprehensive
    income, market
    revaluation on
    available
    for sale securities          --         --             --                --            243,744         243,744        243,744
                                                                                                                    ----------------
Comprehensive income             --         --             --                --                 --                   $  7,623,248
                                                                                                                    ================
Distributions declared and
    paid ($0.38 per share)       --         --             --       (16,582,402 )               --     (16,582,402 )           --
                         ------------ ----------  -------------   ---------------   ----------------   -------------

Balance at March 31,
   2000                  43,495,919  $ 434,958   $791,418,955    $ (128,665,588 )      $    66,625    $663,254,950             --
                        ============ ========== =============   ===============   ================   =============


See accompanying notes to condensed consolidated financial statements.


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                  2000                   1999
                                                                            ------------------     -----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by (Used in) Operating Activities                         $ (42,974,269 )        $ 13,605,256
                                                                            ------------------     -----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                        (13,817,746 )         (77,028,830 )
       Investment in direct financing leases                                      (15,091,074 )         (29,608,346 )
       Proceeds from sale of assets                                                 2,462,269                    --
       Investment in joint ventures                                                        --              (117,662 )
       Investment in mortgage notes receivable                                             --            (1,388,463 )
       Collections on mortgage notes receivable                                            --                75,010
       Investment in equipment and other notes receivable                            (850,000 )          (1,087,483 )
       Collections on equipment and other notes receivable                            355,981               239,596
       Increase in other assets                                                      (684,751 )                  --
                                                                            ------------------     -----------------
              Net cash used in investing activities                               (27,625,321 )        (108,916,178 )
                                                                             ------------------     -----------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition and stock issuance costs
          paid by related parties on behalf of the Company                         (1,567,055 )          (1,142,237 )
       Proceeds from borrowing on line of credit and note payable
                                                                                   16,496,000            36,587,245
       Payment on line of credit                                                           --           (12,580,289 )
       Proceeds from borrowing on mortgage warehouse
          facility                                                                 47,348,672                    --
       Payments on mortgage warehouse facility                                       (125,631 )                  --
       Payment of loan costs                                                         (446,811 )            (200,234 )
       Subscriptions received from stockholders                                            --               210,735
       Distributions to minority interests                                            (30,840 )              (8,610 )
       Distributions to stockholders                                              (16,582,402 )         (14,237,405 )
       Payment of stock issuance costs                                                     --              (722,001 )
                                                                            ------------------     -----------------
              Net cash provided by financing activities                            45,091,933             7,907,204
                                                                            ------------------     -----------------

Net Decrease in Cash and Cash Equivalents                                         (25,507,657 )         (87,403,718 )

Cash and Cash Equivalents at Beginning of Quarter                                  46,011,592           123,199,837
                                                                            ------------------     -----------------

Cash and Cash Equivalents at End of Quarter                                      $ 20,503,935          $ 35,796,119
                                                                            ==================     =================


See accompanying notes to condensed consolidated financial statements.


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                   Quarter Ended
                                                                                     March 31,
                                                                            2000                   1999
                                                                      -----------------      -----------------

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties  paid certain  acquisition
          and stock  issuance  costs on
          behalf of the Company as follows:
              Acquisition costs                                            $      --            $   237,843
              Stock issuance cost                                                 --                118,075
                                                                      -----------------      -----------------
                                                                           $      --            $   355,918
                                                                      =================      =================


Contribution of properties in exchange for investment in a
    non-controlled subsidiary                                              $  5,388,050         $        --
                                                                      =================      =================

Acquisition of buildings in exchange for cancellation of
    mortgages                                                              $  4,297,977         $        --
                                                                      =================      =================



See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


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

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

         Certain items in the prior year's financial statements have been reclassified to conform with the 2000 presentation. These
         reclassifications   had  no  effect  on  stockholders'  equity  or  net
         earnings.

3.       Contribution to Non-Controlled Subsidiary:

         In January 2000, the Company created a 95% owned, taxable non-controlled subsidiary to operate its build-to-suit development operations. The Company contributed approximately $5.4 million of restaurant properties to the subsidiary in exchange for 7,000 shares of non-voting common stock.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999

4.       Stockholders Equity:

         As consideration in its acquisition on September 1, 1999 of CNL Fund Advisors, Inc. ("Advisor") and CNL Financial Services, Inc. and CNL Financial Corporation and Subsidiaries (collectively "CNL Restaurant Financial Services Group,") the Company paid 6.15 million shares. Of the 6.15 million shares issued, 1.0 million were being held in escrow. The shares held in escrow will be released to the former stockholders of the Advisor and the CNL Restaurant Financial Services Group based on the value of the restaurant properties acquired, mortgage loans made and development projects completed by the Company during the "escrow term". The "escrow term" began on September 1, 1999. As of March 31, 2000, approximately 386,439 shares were released from escrow, with 613,561 shares remaining.

5.       Commitments and Contingencies:

         On May 11, 1999, four limited partners in several CNL Income Funds served a lawsuit against the general partners of the CNL Income Funds and the Company in connection with the proposed merger with the CNL Income Funds. On June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the Company, the Advisor, certain of its affiliates and the general partners of the CNL Income Funds in connection with the proposed merger with the CNL Income Funds.

         On July 8, 1999, the plaintiffs in the lawsuit served on May 11, 1999 filed an amended complaint, naming three additional plaintiffs and adding allegations of aiding and abetting and conspiring to breach fiduciary duties and seeking additional equitable relief.

         On September 23, 1999, the judge assigned to the two cases entered an order consolidating the two cases. Pursuant to this order the plaintiffs filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the Company, filed motions to dismiss the consolidated complaint on December 22, 1999 and December 28, 1999. On March 1, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Report and Suggestion of Mootness.

         On April 25, 2000, a Stipulated Final Order of Dismissal of Consolidated Action was issued, dismissing the action without prejudice, with each party responsible for their own costs and attorneys' fees.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999

6.       Terminated Mergers:

         On February 23, 2000, the Company and each of the 16 CNL Income Funds mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999.

7.       Subsequent Events:

         On April 7, 2000, the Company terminated its swap agreement relating to its line of credit, with a notional principal balance of $75,000,000 and purchased an interest rate cap relating to its line of credit, on a $200,000,000 notional principal balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk, that are not historical facts, may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the company's credit facilities, the availability of other debt and equity financing alternatives, increases in interest rates under the company's credit facility, mortgage warehouse facility, secured credit facility and under any additional variable rate debt arrangements that the company may enter into the future, the ability of the company to refinance amounts outstanding under its credit facility at maturity on terms favorable to the company, the ability of the company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans, the ability of the company to re-lease properties that are currently vacant or that become vacant and the ability of the company to securitize mortgage loans on a favorable and timely basis. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.


                                   The Company

          CNL American Properties Fund, Inc. is a real estate investment trust, or REIT. The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its direct and indirect subsidiaries. These subsidiaries include CNL APF Partners, LP, a Delaware limited partnership formed in May 1998, and CNL APF GP Corp. and CNL APF LP Corp., the general and limited partner, respectively, of CNL APF Partners, LP. Subsidiaries also include CNL Fund Advisors, Inc. (the "Advisor"), CNL Financial GP Holding Corp., CNL Financial LP Holding, LP, CNL Financial Services GP Corp. and CNL Financial Services, LP.

         The Company provides a complete range of financial, development and other real estate services to operators of national and regional restaurant chains. The Company's ability to offer complete "turn-key," build-to-suit development services, from site selection to construction management, together with its ability to provide its customers with financing options, such as triple-net leasing, mortgage loans and secured equipment financing (the "Secured Equipment Leases"), makes the Company a preferred provider for all of the real estate related business needs of operators of national and regional restaurant chains.

         As of March 31, 2000, the Company had total assets of over $1.1 billion and a portfolio consisting of investments in 1560 restaurant properties. Generally, the real estate (the "Properties") owned by the Company consists of land and buildings subject to triple-net leases. Triple-net leases generally provide that the tenants bear responsibility for all of the costs and expenses associated with the ongoing maintenance and operations of the leased restaurant properties, including utilities, property taxes, insurance and structural repairs. Mortgage financing (the "Mortgage Loans") involves lending money at a specified interest rate to owners of restaurant properties and securing that loan with a mortgage lien on the restaurant property. Securitizing mortgages involves bundling a group of mortgages into an investment entity, usually a trust, and selling securities of that entity to the public.

                         Liquidity and Capital Resources

Debt Financing

Line of Credit

         In June 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $300,000,000 (the "Credit Facility"). Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure up to a maximum rate of 200 basis points above 30-day LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance. As of March 31, 2000, the weighted average interest rate under the Credit Facility was 7.91%. The weighted average interest rate for interest paid during the quarter was 7.83%. The principal balance, together with all unpaid interest, is due in full upon termination of the facility on June 9, 2002. The terms of the agreement for the amended Credit Facility include financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of March 31, 2000.

         In June 1999, in connection with the amended Credit Facility, the Company entered into an interest rate swap agreement. The purpose of the interest rate swap agreement is to reduce the impact of changes in interest rates on its floating rate Credit Facility. The agreement effectively changes the Company's interest rate on $75,000,000 of the outstanding floating rate Credit Facility to a fixed rate of 6.17% plus the spread above 30-day LIBOR on related debt per annum, as of March 31, 2000. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counterparty because they maintain long-term credit ratings of "A" or better, as rated by Moody's and Standard & Poors.

         The effective interest rate for the outstanding balance of $258,000,000 relating to the amended Credit Facility, as of March 31, 2000, as a result of the impact of the interest rate swap in the amount of $75,000,000 was 7.93% per annum.

         Management does not believe the impact of any payments of a termination penalty, in the event the Company determines to terminate the swap agreements prior to the end of their respective terms, would be material to the Company's financial position or results of operations.

         On April 7, 2000, the Company terminated its swap agreement relating to its line of credit, with a notional principal balance of $75,000,000 and purchased an interest rate cap relating to its line of credit, on a $200,000,000 notional principal balance (the "Cap"). Should interest rates go above the agreed upon level of 7.50% during the period from April 5, 2000 to April 1, 2002, the Company will receive interest payments. The amount paid to the Company is equal to $200,000,000 multiplied by LIBOR for the periods outlined above. The combination of the Cap and the Company's obligation result in the Company paying interest at a variable rate on up to $200,000,000 of the outstanding line of credit balance for periods when LIBOR is below 7.50% and 7.50% plus the spread above LIBOR when LIBOR reaches 7.50%.

Note Payable

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147,000,000 which will expire in October 2002. The proceeds of the Secured Credit Facility are intended to be used for property acquisitions. Borrowings under the Secured Credit Facility bear interest at the rate of commercial paper plus 56 basis points per annum. As of March 31, 2000, the interest rate was 6.15%. The Secured Credit Facility is collateralized by mortgages on 132 Properties and an assignment of rents. Under the terms of the Secured Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants as of March 31, 2000.

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding balance at March 31, 2000 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Secured Credit Facility has been mitigated by the use of interest rate swaps.

         The effective interest rate for the outstanding balance relating to the Note Payable as of March 31, 2000, as a result of the impact of the various interest rate swaps was 6.37% per annum.

         Management does not believe the impact of any payments of a termination penalty, in the event the Company determines to terminate the swap agreements prior to the end of their respective terms, would be material to the Company's financial position or results of operations.

Mortgage Warehouse Facility

         At December 31, 1999, the Company had a one year $300 million mortgage warehouse facility ("Warehouse Facility"). The Warehouse Facility provides the Company the ability to provide mortgage financing to restaurant franchisees and periodically securitize the loans through the securitization market. The facility bears an interest rate of LIBOR plus 95 basis points per annum. As of March 31, 2000 the interest rate was 7.08%. As of March 31, 2000, the Company had approximately $78 million outstanding under this Warehouse Facility. The Company believes, based on current terms, that the carrying value at March 31, 2000 approximates fair value.

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding balance at March 31, 2000 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Warehouse Facility has been mitigated by the use of interest rate swaps.

         The effective interest rate for the outstanding balance relating to the Warehouse Facility as of March 31, 2000, as a result of the impact of the various interest rate swaps was 7.7% per annum.

         Management does not believe the impact of any payments of a termination penalty, in the event the Company determines to terminate the swap agreements prior to the end of the respective terms, would be material to the Company's financial position or results of operations.

         For the quarters ended March 31, 2000 and 1999, the Company incurred interest costs (including amortization of loan costs) of $9,889,506 and $210,376, respectively, $1,197,971 and $210,376, respectively, of which were capitalized as part of the cost of buildings under construction. For the quarters ended March 31, 2000 and 1999, the company paid interest of $6,739,032 and $244,744, respectively.

Dispositions

         During the quarter ended March 31, 2000, the Company sold two properties and received total net sale proceeds of $2,462,269, resulting in a total gain of $279,004 for financial reporting purposes. No properties were sold during the quarter ended March 31, 1999.

Capital Commitments

         In  connection  with  the  acquisition  of  the  27  Properties   under
construction or renovation at March 31, 2000, the Company entered into development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company. In addition, the Company, as a result of the acquisition of the Advisor, has unfunded letters of commitment to develop Properties for specific tenants. The aggregate maximum development costs and unfunded letters of commitment the Company had agreed to pay as of March 31, 2000 were approximately $122,110,000, of which approximately $38,750,000 had been incurred as of March 31, 2000.

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers that are not reflected in the accompanying consolidated financial statements. These commitments, if accepted by the potential borrowers, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $70,789,000 at March 31, 2000. The source of funding includes both the Warehouse Facility and the loan sale facility.

Cash and Cash Equivalents

         At March 31, 2000 and December 31, 1999, the Company had $20,503,935 and $46,011,592, respectively, invested in short-term highly-liquid investments such as demand deposits at commercial banks and money markets with less than a 30-day maturity date. The decrease in the amount invested in short-term investments is primarily attributable to the Company investing in Properties and Mortgage Loans during the quarter ended March 31, 2000.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, primarily through cash flow provided by operating activities. These short-term liquidity requirements consist of normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements, the Company will use borrowings under its Credit Facility.

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

         The   Company   expects   to  meet  its  other   short-term   liquidity
requirements, including Property acquisition and development and investment in Secured Equipment Leases, with additional advances under its Credit Facility and Secured Credit Facility. The Company also intends to meet short-term liquidity requirements through using its Warehouse Facility to fund the acquisition of Mortgage Loans and use the proceeds from the subsequent securitization of these Mortgage Loans to repay the Warehouse Facility.

         The Company expects to meet its long-term liquidity requirements through short or long-term, unsecured or secured debt financing or equity financing. As of May 11, 2000, the Company's long-term liquidity requirements include the maturities of its Mortgage Warehouse Facility in 2000, Credit Facility in June 2002 and the Secured Credit Facility in October 2002. The Company will continue to evaluate an eventual listing of the Company's stock on the New York Stock Exchange which could permit the Company access to additional debt and equity capital.

         In addition, the management of the Company has been in discussions with Bank of America regarding a potential strategic alliance. Assuming an agreement can be reached, management of the Company believes that this strategic alliance will provide the Company with an additional source of capital on favorable terms. It is management's goal to increase the Company's ability to make triple-net lease and mortgage financings and to expand the financial services offered to the restaurant industry.

Distributions

         During the quarter ended March 31, 2000, the Company used cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses and funds used for investment in mortgage loans) of $42,974,269 and during the quarter ended March 31, 1999, the Company generated cash from operations of $13,605,256. As a result of the merger with CNL Financial Services, Inc. and CNL Financial Corporation and subsidiaries, (collectively, "CNL Restaurant Financial Services Group"), Generally Accepted Accounting Principals require that the Company's investment in Mortgage Loans be classified as an operating activity for financial reporting purposes. The Company declared and paid distributions to its stockholders of $16,582,402 and $14,237,405 during the quarters ended March 31, 2000 and 1999, respectively. In addition, on each of April 1, 2000 and May 1, 2000, the Company declared distributions to its stockholders of $5,527,461, payable in June 2000. For the quarters ended March 31, 2000 and 1999, approximately 94 percent and 82 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately six percent and 18 percent, respectively, were considered a return of capital for federal income tax purposes. Of the 94 percent of distributions considered to be ordinary income as of March 31, 2000, two percent represents taxes on capital gain relating to the gain on the sale of a property in the first quarter of 2000. No amounts distributed or to be distributed to the stockholders as of May 11, 2000, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to make distributions on a quarterly basis to its stockholders.

Commitments and Contingencies:

         On May 11, 1999, four limited partners in several CNL Income Funds served a lawsuit against the general partners of the CNL Income Funds and the Company in connection with the proposed merger with the CNL Income Funds. On June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the Company, the Advisor, certain of its affiliates and the general partners of the CNL Income Funds in connection with the proposed merger with the CNL Income Funds.

         On July 8, 1999, the plaintiffs in the lawsuit served on May 11, 1999 filed an amended complaint, naming three additional plaintiffs and adding allegations of aiding and abetting and conspiring to breach fiduciary duties and seeking additional equitable relief.

         On September 23, 1999, the judge assigned to the two cases entered an order consolidating the two cases. Pursuant to this order the plaintiffs filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the Company, filed motions to dismiss the consolidated complaint on December 22, 1999 and December 28, 1999.

         On February 23,2000 the Company and each of the 16 CNL Income Funds mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. On a going forward basis, management intends to list when market conditions are favorable. On March 1, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Report and Suggestion of Mootness.

         On  April  25,  2000,   a  Stipulated   Final  Order  of  Dismissal  of
Consolidated Action was issued, dismissing the action without prejudice, with each party responsible for their own costs and attorneys' fees.


                              Results of Operations

Revenues

         The Company earned $19,951,484 in rental income from operating leases and earned income from direct financing leases from 671 Properties and 67 Secured Equipment Leases structured as leases during the quarter ended March 31, 2000, and $12,184,008 from 513 Properties and 41 Secured Equipment Leases structured as leases during the quarter ended March 31, 1999. The increase during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was attributable to the Company's investment in restaurant properties increasing from approximately $599,058,000 at March 31,1999 to $843,920,000 at March 31, 2000.

         The Company also earned $2,747,177 and $854,536 in interest income from Mortgage Loans and Secured Equipment Leases structured as loans during the quarter ended March 31, 2000 and 1999, respectively. The increase in interest income from Mortgage Loans and Secured Equipment Leases during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was attributable to the Company's increase in outstanding loans of approximately $151,527,000 at March 31, 2000 from $41,270,000 at March 31, 1999.

         During the quarters ended March 31, 2000 and 1999, the Company earned $2,572,906 and $1,357,347, respectively, in investment and interest income from investments in franchise loan certificates, residual interests in loan sales, money market accounts or other short-term, highly liquid investments. The increase in investment and interest income for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was attributable to the acquisition of certain investment securities resulting from the November 1999 securitization.

         During the quarters ended March 31, 2000 and 1999, the Company earned $1,240,439 and $2,880, respectively in other income. The increase in other income for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily attributable to servicing fees and origination fees earned on the Company's expanded loan portfolio resulting from the merger with CNL Restaurant Financial Services Group.

Expenses

         Operating expenses, including depreciation and amortization expense, were $19,382,482 and $3,709,948 for the quarters ended March 31, 2000 and 1999, respectively. Total operating expenses increased primarily as a result of the increase in the weighted average amounts outstanding relating to the line of credit, note payable and mortgage warehouse facility of approximately $440,746,000 and $11,198,000, respectively, during the quarters ended March 31, 2000 and 1999, which resulted in the Company incurring $9,889,506 in interest expense. During the quarter ended March 31, 1999, all interest costs were capitalized. The increase in operating expenses is also a result of the Company investing in additional Properties, Mortgage Loans and Secured Equipment Leases subsequent to March 31, 1999, which resulted in increased depreciation and amortization expense. Depreciation and amortization expense are expected to increase as the Company invests in additional Properties and Mortgage Loans. On September 1, 1999, the Company acquired the Advisor and became internally managed. Effective September 1, 1999, the advisory fee was replaced with the actual personnel and other operating costs associated with being internally managed. The increase in operating expenses for the quarter ended March 31, 2000 was also partially due to the fact that the Company incurred $895,021 in transaction costs during the quarter ended March 31, 2000, related to the terminated mergers as described above.

Dispositions

         During the quarter ended March 31, 2000, the Company sold two properties and received total net sale proceeds of $2,462,269, resulting in a total gain of $279,004 for financial reporting purposes. No properties were sold during the quarter ended March 31, 1999.

Provisions for Losses on Assets

         During the quarters ended March 31, 2000 and 1999, the Company recorded provisions for losses on assets totaling $23,397 and $215,797, respectively, for financial reporting purposes. The allowances represent the difference between the carrying value of the Properties at March 31, 2000 and 1999 and the fair market value for these Properties.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding the Company's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999. There have been no material changes in the Company's market risk.

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

           On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 1, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness. On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the actions without prejudice, with each party to bear its own costs and attorneys' fees.

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

                     10.3 Amended and Restated Credit Agreement by and among CNL APF Partners, LP, Registrant, First Union National Bank, First Union Capital Markets Group, Banc of America Securities LLC, NationsBank, N.A., The Chase Manhattan Bank and other financial institutions, dated June 9, 1999 (Included as
                              Exhibit 10.51 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

                     10.4 First Amendment to Amended and Restated Credit Agreement dated as of December 31, 1999 between CNL APF Partners, LP and First Union National Bank, as Agent (Included as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1999 (the "1999 10-K") and incorporated herein by reference.)

                     10.5 Franchise Receivable Funding and servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (filed as Exhibit 10.5 to the 1999 10-K and incorporated herein by reference.)

                     10.6 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (filed as Exhibit
                              10.6 to the 1999 10-K and incorporated herein by reference.)

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

                     27       Financial Data Schedule (Filed herewith.)

           (b)      Reports on Form 8-K

                    A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000 describing the termination of the proposed Merger of the Company with CNL Income Fund, Ltd., and CNL Income Fund II, Ltd. through CNL Income Fund XVI, Ltd.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 15th day of May, 2000.


                                       CNL AMERICAN PROPERTIES FUND, INC.


                                        By: /s/ Curtis B. McWilliams
                                            ------------------------------------
                                            CURTIS B. MCWILLIAMS
                                            Chief Executive Officer
                                            (Principal Executive Officer)


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

              10.3 Amended and Restated Credit Agreement by and among CNL APF Partners, LP, Registrant, First Union National Bank, First Union Capital Markets Group, Banc of America Securities LLC, NationsBank, N.A., The Chase Manhattan Bank and other financial institutions, dated June 9, 1999 (Included as
                             Exhibit 10.51 to Amendment No. 1 to the Form S-4 and incorporated herein by reference.)

              10.4 First Amendment to Amended and Restated Credit Agreement dated as of December 31, 1999 between CNL APF Partners, LP and First Union National Bank, as Agent (Included as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1999 (the "1999 10-K") and incorporated herein by reference.)

              10.5 Franchise Receivable Funding and servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (filed as Exhibit 10.5 to the 1999 10-K and incorporated herein by reference.)

              10.6 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (filed as Exhibit
                             10.6 to the 1999 10-K and incorporated herein by reference.)

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

              27             Financial Data Schedule (Filed herewith.)

          (b)      Reports on Form 8-K

                   A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000 describing the termination of the proposed Merger of the Company with CNL Income Fund, Ltd., and CNL Income Fund II, Ltd. through CNL Income Fund XVI, Ltd.