Form 10-Q
period 2000-06-30
CNL AMERICAN PROPERTIES FUND INC
filed 2000-08-15
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                    001-15581
                     ---------------------------------------


                       CNL American Properties Fund, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Maryland                            59-3239115
----------------------------------------  --------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                               32801
----------------------------------------  --------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
                                          --------------------------------------

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

43,495,919 shares of common stock, $.01 par value, outstanding as of August 11, 2000.





                                    CONTENTS

Part I                                                                                          Page
   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets                                          1

                  Condensed Consolidated Statements of Operations                                2

                  Condensed Consolidated Statements of
                       Stockholders' Equity and Comprehensive
                       Income/(Loss)                                                             3

                  Condensed Consolidated Statements of Cash Flows                                4-5

                  Notes to Condensed Consolidated Financial
                       Statements                                                                6-10

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            11-20

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                                    20


Part II

   Other Information                                                                             21-25



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,             December 31,
                                                                                   2000                   1999
                                                                             -----------------     -----------------
                                   ASSETS

    Land, buildings and equipment on operating leases, less accumulated depreciation of $18,668,131 and $14,742,596, respectively and
        allowance for loss of $4,064,718 and $4,656,707, respectively           $ 687,984,822          $ 681,210,344
    Net investment in direct financing  leases,  less allowance for loss
        of $3,250,067 and $3,734,022, respectively                                162,650,767            145,743,195
    Mortgage loans held for sale                                                  126,726,355             63,466,474
    Equipment and other notes receivable                                           44,906,101             42,748,420
    Other investments                                                              70,265,138             75,806,738
    Cash and cash equivalents                                                      35,300,846             46,011,592
    Restricted Cash                                                                 3,467,086                     --
    Receivables, less allowance for doubtful accounts
        of $5,687,186 and $2,660,069, respectively                                  5,188,920              3,329,557
    Accrued rental income                                                          11,000,083              8,116,794
    Due from related parties                                                        3,544,288              1,315,721
    Intangibles and other assets                                                   92,537,956             70,443,958

                                                                              =================     =================
                                                                               $1,243,572,362         $1,138,192,793
                                                                              =================     =================


                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Credit Facility                                                             $ 270,000,000          $ 248,000,000
    Note payable                                                                  147,000,000            140,504,000
    Mortgage warehouse facilities                                                 101,681,895             30,749,540
    Subordinated note payable                                                      26,905,000                     --
    Accrued construction costs payable                                              7,010,456             17,566,758
    Accounts payable and accrued expenses                                           4,140,728              8,833,695
    Due to related parties                                                          9,204,873             10,626,929
    Other payables                                                                 11,789,284              8,700,414
                                                                              -----------------     -----------------
                                                                              -----------------     -----------------
        Total liabilities                                                         577,732,236            464,981,336
                                                                              -----------------     -----------------
                                                                              -----------------     -----------------

    Minority interests                                                             18,623,433                997,353
                                                                              -----------------     -----------------
                                                                              -----------------     -----------------

    Commitments and Contingencies (Note 7)

    Stockholders' equity:
        Preferred stock, without par value.  Authorized
           and unissued 3,000,000 shares                                                   --                    --
        Excess shares, $0.01 par value per share.
           Authorized and unissued 78,000,000 shares                                       --                    --
        Common stock, $0.01 par value per share. Authorized 62,500,000
           shares,  issued  43,533,221  shares,  outstanding  43,495,919              434,958                434,958
    shares
        Capital in excess of par value                                            791,418,955            791,418,955
        Accumulated other comprehensive loss                                          (44,156  )            (177,119 )
        Accumulated distributions in excess of net earnings                      (144,593,064  )        (119,462,690 )
                                                                              -----------------     -----------------

              Total stockholders' equity                                          647,216,693            672,214,104
                                                                              -----------------     -----------------

                                                                              $ 1,243,572,362         $1,138,192,793
                                                                              =================     =================

            See accompanying notes to condensed financial statements.




                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Quarter Ended                         Six Months Ended
                                                               June 30,                                June 30,
                                                        2000               1999                2000                1999
                                                   ---------------     --------------      --------------     ---------------
Revenues:
    Rental income from operating leases              $ 15,845,534       $ 12,433,749        $ 32,337,535        $ 22,188,551
    Earned income from direct
       financing leases                                 4,012,050          3,283,137           7,471,533           5,712,343
    Interest income from mortgage,
       equipment and other notes
       receivable                                       2,371,804          1,186,184           5,118,981           2,040,720
    Investment and interest income                      2,418,348            793,313           4,991,254           2,150,660
    Other income                                        1,225,898             55,201           2,466,337              58,081
                                                   ---------------     --------------      --------------     ---------------
                                                       25,873,634         17,751,584          52,385,640          32,150,355
                                                   ---------------     --------------      --------------     ---------------
Expenses:
    General operating and administrative                4,489,252          1,877,534           9,075,180           3,482,853
    Interest expense                                    9,596,563                 --          18,288,098                  --
    Property expense                                    1,205,823            302,780           1,668,222             443,425
    State and other taxes                                 445,246            183,089             738,231             464,966
    Depreciation and amortization                       3,287,953          2,155,493           7,742,567           3,711,674
    Transaction costs                                   5,807,934            357,079           6,702,955             483,005
                                                   ---------------     --------------      --------------     ---------------

                                                       24,832,771          4,875,975          44,215,253           8,585,923
                                                   ---------------     --------------      --------------     ---------------

Earnings  Before Minority Interest in
    Income of Consolidated Joint Ventures,
    Equity in Earnings of Unconsolidated
    Joint Venture, Gain/(Loss) on Sales
    of Assets, and Provision for
    Losses on Assets                                    1,040,863         12,875,609           8,170,387          23,564,432

Minority Interest in Income of
    Consolidated Joint Ventures                          (178,826 )           (9,847 )          (208,663 )           (17,610 )

Equity in Earnings of Unconsolidated
    Joint Venture                                          24,455             23,817              48,665              48,851

Gain/(Loss) on Sales of Assets                            (80,322 )         (201,843 )           198,682            (201,843 )

Provision for Losses on Assets                           (151,244 )         (324,725 )          (174,641 )          (540,522 )
                                                   ---------------     --------------      --------------     ---------------

Net Earnings                                           $  654,926       $ 12,363,011         $ 8,034,430        $ 22,853,308
                                                   ===============     ==============      ==============     ===============

Earnings Per Share of Common
    Stock (Basic and Diluted)                           $    0.02          $    0.33           $    0.18           $    0.61
                                                   ===============     ==============      ==============     ===============

Weighted Average Number of Shares
    of Common Stock Outstanding                        43,495,919         37,348,464          43,495,919          37,347,883
                                                   ===============     ==============      ==============     ===============

            See accompanying notes to condensed financial statements.



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME/(LOSS)
         Six Months Ended June 30, 2000 and Year Ended December 31, 1999

                                                                      Accumulated
                                                                      distributions      Accumulated
                                  Common stock        Capital in      in excess           Other
                               Number        Par      excess of       of net         Comprehensive                    Comprehensive
                              of shares     value     par value       earnings        Income/(Loss)        Total      Income/(Loss)
                             ------------ ---------- -------------  --------------   ----------------   ------------- --------------
Balance at
    December 31, 1998         37,337,927  $ 373,379  $669,983,438    $ (9,546,531 )        $      --    $660,810,286       $      --


Subscriptions received for
    common stock through
    public offerings              10,537        105       210,631              --                 --         210,736              --

Stock issuance costs                  --         --    (1,662,749 )            --                 --      (1,662,749 )            --

Common stock issued
   through merger              6,150,000     61,500   122,938,500              --                 --     123,000,000              --

Net loss                              --         --            --     (49,837,334 )               --     (49,837,334 ) (49,837,334 )

Other comprehensive loss,
   market revaluation on
   available for sale
   securities                         --         --            --              --           (177,119 )      (177,119 )    (177,119 )
                                                                                                                        ------------

Comprehensive income
                                      --         --            --              --                 --              -- $ (50,014,453 )
                                                                                                                        ------------

Retirement of common stock        (2,545)       (26 )     (50,865 )            --                 --         (50,891 )            --

Distributions declared and
    paid ($1.52 per share)            --         --            --     (60,078,825 )               --     (60,078,825 )            --
                             ------------ ---------- -------------  --------------   ----------------   -------------


Balance at
    December 31, 1999         43,495,919    434,958   791,418,955    (119,462,690 )         (177,119 )   672,214,104              --

Net earnings                          --         --            --       8,034,430                 --       8,034,430       8,034,430

Other comprehensive
    income, market
    revaluation on
    available                         --         --            --              --            132,963         132,963         132,963
    for sale securities
                                                                                                                        ------------

Comprehensive Income                  --         --            --              --                 --              --
                                                                                                                         $ 8,167,393
                                                                                                                        ============
                                                                                                                        ============

Distributions declared and
    paid ($0.76 per share)            --         --            --     (33,164,804 )               --     (33,164,804 )            --
                             ------------ ---------- -------------  --------------   ----------------   -------------

Balance at June 30,
   2000
                              43,495,919  $ 434,958  $791,418,955  $(144,593,064)        $    (44,156 )  $647,216,693             --
                             ============ ========== =============  ==============   ================   =============

            See accompanying notes to condensed financial statements




                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  2000                  1999
                                                                            ------------------     -----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by (Used in) Operating Activities                         $ (47,901,389 )       $ 28,256,292
                                                                            ------------------     -----------------


    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                        (27,279,430 )       (170,153,724  )
       Investment in direct financing leases                                      (23,301,254 )        (44,186,644  )
       Proceeds from sale of assets                                                 6,970,613            3,673,907
       Increase in restricted cash                                                 (3,467,086 )                 --
       Investment in joint ventures                                                       --              (117,663  )
       Investment in mortgage notes receivable                                            --            (2,596,244  )
       Collections on mortgage notes receivable                                           --               224,373
       Investment in equipment and other notes receivable                          (4,152,100 )        (22,358,869  )
       Collections on equipment and other notes receivable                          1,712,462              626,959
       Increase in other assets                                                    (1,776,564 )         (3,198,326  )
                                                                            ------------------     -----------------

              Net cash used in investing activities                               (51,293,359 )       (238,086,231  )
                                                                            ------------------     -----------------


    Cash Flows from Financing Activities:
       Reimbursement of costs paid by related parties on behalf of
          the Company                                                              (1,422,056 )         (1,258,062  )
       Proceeds from borrowing on line of credit and notes payable
                                                                                  333,401,000          151,437,245
       Payment on line of credit                                                 (278,000,000 )        (12,580,289  )
        Proceeds from borrowing on mortgage warehouse facilities
                                                                                   71,481,448                   --
       Payments on mortgage warehouse facilities                                     (549,093 )                 --
       Payment of loan costs                                                       (3,209,908 )         (3,548,744  )
       Subscriptions received from stockholders                                            --              210,736
       Distributions to minority interests                                            (52,585 )            (21,105  )
       Contributions from minority interests                                               --              366,289
       Distributions to stockholders                                              (33,164,804 )        (28,476,150  )
       Payment of stock issuance costs                                                     --             (735,785  )
                                                                            ------------------     -----------------
              Net cash provided by financing activities                            88,484,002          105,394,135
                                                                            ------------------     -----------------

Net Decrease in Cash and Cash Equivalents                                         (10,710,746 )       (104,435,804  )

Cash and Cash Equivalents at Beginning of Period                                   46,011,592          123,199,837
                                                                            ------------------     -----------------

Cash and Cash Equivalents at End of Period                                       $ 35,300,846         $ 18,764,033
                                                                            ==================     =================
            See accompanying notes to condensed financial statements



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 Six Months Ended
                                                                                     June 30,
                                                                            2000                  1999
                                                                      -----------------      -----------------

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties paid certain acquisition
          and stock issuance costs on behalf of
          the Company as follows:                                            $      --           $   392,301
              Acquisition costs                                                     --               124,031
                                                                      =================      =================
              Stock issuance costs                                          $      --            $   516,332
                                                                      =================      =================


Contribution of properties in exchange for investment in a
    non-controlled subsidiary                                             $  5,301,107             $      --
                                                                      =================      =================


Acquisition of buildings in exchange for cancellation of
    mortgages                                                             $  4,297,977             $      --

                                                                      =================      =================
            See accompanying notes to condensed financial statements





                       CNL AMERICAN PROPERTIES FUND, INC.
                            AND SUBSIDIARIES NOTES TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Organization and Nature of Business:

         CNL American Properties Fund, Inc. ("APF" or the "Company") is a real estate investment trust ("REIT") that provides a full range of financial, development, advisory and other real estate services to operators of national and regional restaurant chains.

         In June, the Company formed a partnership by the name of CNL Franchise Network, L.P. and transferred certain assets and operations to it in exchange for a combined general and limited partnership interest of 84.39%. Limited partnership interests amounting to 9.18% were issued to Bank of America in exchange for Bank of America's franchise finance business unit based in Atlanta, Georgia. In addition, limited partnership interests amounting to 6.43% were issued to CNL Financial Group, a related entity, in exchange for the operations of a company that specialized in merger, acquisition and other advisory services to restaurant operators. CNL Franchise Network, L.P. accounted for the issuance of the Bank of America and CNL Financial Group partnership interests at the fair value of the assets acquired. The excess of the purchase price over the fair value of the net tangible assets acquired of approximately $17.5 million was recorded as goodwill and will be amortized over a period of 20 years.

         In addition to forming the partnership, CNL Franchise Network, L.P. also entered into a Strategic Alliance Agreement as well as additional mortgage warehouse and other credit facilities with Bank of America and its affiliates as described below. Among other provisions, the Strategic Alliance Agreement provides the Company with the ability to offer additional financial related products and services to the restaurant operators it serves as well as access to the portfolio lending capabilities provided by Bank of America.

         The condensed consolidated financial statements include the accounts of CNL Franchise Network, L.P. Minority interests include the minority partners proportionate share of the equity in the partnership.

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999 included in the financial statements, have been derived from audited financial statements as of that date.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.       Basis of Presentation-Continued:

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. Certain items in the prior year's financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

3.       Credit Facility:

         In June 1999,  the  Company  obtained  an  unsecured  revolving  credit facility in an amount up to $300,000,000 (the "Line of Credit"). In June 2000, the Company obtained a new unsecured revolving credit facility in an amount up to $300,000,000 ("the Credit Facility"). The Credit Facility repaid and terminated the existing Line of Credit. In connection with obtaining the Credit Facility, the Company incurred commitment fees, legal fees and closing costs of approximately $2 million which were capitalized. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure between 175 and 215 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance.

         The principal balance, together with all unpaid interest, is due in full upon termination of the Credit Facility on June 15, 2002. The Credit Facility includes financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of June 30, 2000. The Company believes, based on current terms, that the carrying value of its Credit Facility at June 30, 2000 approximates fair value.

         In June 1999, in connection with the Line of Credit, the Company entered into an interest rate swap agreement. In April 2000, the Company terminated this swap agreement relating to the Line of Credit, and purchased a two year interest rate cap for a $200,000,000 notional principal balance (the "Cap"). The purpose of the Cap is to reduce the impact of rising interest rates on its floating rate Credit Facility. The amount paid to the Company is equal to $200,000,000 multiplied by LIBOR for the periods outlined above. The combination of the Cap and the Company's obligation result in the Company paying interest at a variable rate plus the spread above LIBOR on up to $200,000,000 of the outstanding line of credit balance for periods when LIBOR is below 7.50%. When LIBOR reaches 7.50%, the Company receives the spread above LIBOR on up to $200,000,000.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


4.       Mortgage Warehouse Facilities:

         At June 30, 2000, the Company had two mortgage warehouse facilities with a total borrowing capacity of $1 billion ("Mortgage Warehouse Facilities"). Both of these Mortgage Warehouse Facilities enable the Company to provide mortgage financing to franchised businesses and periodically securitize the loans through the securitization market. One of the facilities bears interest at LIBOR plus 95 basis points per annum and the other facility bears interest at LIBOR plus 75 basis points. As of June 30, 2000 the weighted average interest rates were 6.99% and 6.48%, respectively. As of June 30, 2000 the Company had approximately $102 million outstanding under these Mortgage Warehouse Facilities. The Company believes, based on current terms, that the carrying value at June 30, 2000 approximates fair value.

         The effective interest rate for the outstanding balance relating to the Mortgage Warehouse Facilities as of June 30, 2000 was 7.77% and 6.48%, respectively.

5.       Subordinated Note Payable:

         In June 2000, the Company entered into a $43,750,000 senior subordinated convertible note payable ("Subordinated Note Payable") with Bank of America which provides the Company additional working capital and the ability to receive advances to purchase and develop properties and to fund mortgage loans. This note is subordinated to the existing senior debt of the Company. The principal amount outstanding under the Subordinated Note Payable shall bear interest at a rate of 8.5% per annum payable quarterly. The principal balance, together with all unpaid interest, is due in full upon maturity of the note in June 2007. The Company believes, based on current terms, that the carrying value of its Subordinated Note Payable at June 30, 2000 approximates fair value.

         As more fully described above, Bank of America holds an equity interest in CNL Franchise Network, L.P.. The Subordinated Note Payable has a conversion feature to allow the bank, subsequent to a specified conversion date, to have the outstanding note converted into an additional 29.12% limited partnership interest in CNL Franchise Network, L.P..

6.       Stockholders' Equity:

          As consideration in its acquisition on September 1, 1999 of CNL Fund Advisors, Inc. ("Advisor"), CNL Financial Services, Inc. and CNL Financial Corporation and subsidiaries, the Company paid 6.15 million shares. Of the 6.15 million shares issued,

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


6.       Stockholders' Equity-Continued:

         1.0 million were being held in escrow. The shares held in escrow will be released to the former stockholders of the Advisor and the CNL Restaurant Financial Services Group based on the value of the restaurant properties acquired, mortgage loans made and development projects completed by the Company during the "escrow term". The "escrow term" began on September 1, 1999. As of June 30, 2000, approximately 447,254 shares were released from escrow, with 552,746 shares remaining.

7.       Commitments and Contingencies:

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

8.       Terminated Mergers:

         On February 23, 2000, the Company and each of the 16 CNL Income Funds mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999.

9.       Subsequent Events:

         On August 1, 2000, the Company securitized certain leases on 257 properties aggregating approximately $ 331.2 million and bonds backed by both the leases and the underlying

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


9.       Subsequent Events-Continued:

         real estate were sold to investors. On the date of the securitization, the properties were transferred to a special purpose bankruptcy-remote entity and serve as collateral for the bonds. The majority of the bonds were sold to third party investors, while the Company retained subordinate investment securities with a market value of approximately $14.7 million. The company also retained the servicing and property management rights on the leases and properties securitized. The company received gross proceeds of approximately $280.9 million from the securitization transaction. The transaction was viewed as a long-term financing and the proceeds were used to pay down portions of the Company's Credit Facility and Note Payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk, that are not historical facts, may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the company's credit facilities, the availability of other debt and equity financing alternatives, increases in interest rates under the company's current credit facilities and under any additional variable rate debt arrangements that the company may enter into the future, the ability of the company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the company, the ability of the company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans, the ability of the company to re-lease properties that are currently vacant or that become vacant and the ability of the company to securitize mortgage loans on a favorable and timely basis. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.


                                   The Company

Organization and Nature of Business


         CNL American Properties Fund, Inc. ("APF" or the "Company") is a real estate investment trust ("REIT") that provides a full range of financial, development, advisory and other real estate services to operators of national and regional restaurant chains.

         In June, the Company formed a partnership by the name of CNL Franchise Network, L.P. and transferred certain assets and operations to it in exchange for a combined general and limited partnership interest of 84.39%. Limited partnership interests amounting to 9.18% were issued to Bank of America in exchange for Bank of America's franchise finance business unit based in Atlanta, Georgia. In addition, limited partnership interests amounting to 6.43% were issued to CNL Financial Group, a related entity, in exchange for the operations of a company that specialized in merger, acquisition and other advisory services to restaurant operators. CNL Franchise Network, L.P. accounted for the issuance of the Bank of America and CNL Financial Group partnership interests at the fair value of the assets acquired. The excess of the purchase price over the fair value of the net tangible assets acquired of approximately $17.5 million was recorded as goodwill and will be amortized over a period of 20 years.

         In addition to forming the partnership, CNL Franchise Network, L.P. also entered into a Strategic Alliance Agreement as well as additional mortgage warehouse and other credit facilities with Bank of America and its affiliates as described below. Among other provisions, the Strategic Alliance Agreement provides the Company with the ability to offer additional financial related products and services to the restaurant operators it serves as well as access to the portfolio lending capabilities provided by Bank of America.

         The condensed consolidated financial statements include the accounts of CNL Franchise Network, L.P.. Minority interests includes the minority partners proportionate share of the equity in the partnership.

         In conjunction with the expanded services described above, the Company provides a complete range of financial, development and other real estate services to operators of national and regional restaurant chains. Management believes that the Company's ability to offer complete "turn-key," build-to-suit development services, from site selection to construction management, together with its ability to provide its customers with financing options, such as triple-net leasing, mortgage loans and secured equipment financing (the "Secured Equipment Leases"), makes the Company a preferred provider for all of the real estate related business needs of operators of national and regional restaurant chains.

         As of June 30, 2000, the Company had total assets of over $1.2 billion and a portfolio consisting of investments in 1588 restaurant properties. Generally, the real estate (the "Properties") owned by the Company consists of land and buildings subject to triple-net leases. Triple-net leases generally provide that the tenants bear responsibility for all of the costs and expenses associated with the ongoing maintenance and operations of the leased restaurant properties, including utilities, property taxes, insurance and structural repairs. Mortgage financing (the "Mortgage Loans") involves lending money at a specified interest rate to owners of restaurant properties and securing that loan with a mortgage lien on the restaurant property. Securitizing mortgages involves bundling a group of mortgages into an investment entity, usually a trust, and selling securities of that entity to the public.

                         Liquidity and Capital Resources

Debt Financing

Credit Facility

         In June 1999, the Company obtained an unsecured revolving credit facility in an amount up to $300,000,000 (the "Line of Credit"). In June 2000, the Company obtained a new unsecured revolving credit facility in an amount up to $300,000,000 ("the Credit Facility"). The Credit Facility repaid and terminated the existing Line of Credit. In connection with obtaining the Credit Facility, the Company incurred commitment fees, legal fees and closing costs of $2 million which were capitalized. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure between 175 and 215 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance.

         The principal balance, together with all unpaid interest, is due in full upon termination of the Credit Facility on June 15, 2002. The Credit Facility includes financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of June 30, 2000. The Company believes, based on current terms, that the carrying value of its Credit Facility at June 30, 2000 approximates fair value.

         In June 1999, in connection with the Line of Credit, the Company entered into an interest rate swap agreement. In April 2000, the Company terminated this swap agreement relating to the Line of Credit, and purchased a two year interest rate cap for a $200,000,000 notional principal balance (the "Cap"). The purpose of the Cap is to reduce the impact of rising interest rates on its floating rate Credit Facility. The amount paid to the Company is equal to $200,000,000 multiplied by LIBOR for the periods outlined above. The combination of the Cap and the Company's obligation result in the Company paying interest at a variable rate plus the spread above LIBOR on up to $200,000,000 of the outstanding line of credit balance for periods when LIBOR is below 7.50%. When LIBOR reaches 7.50%, the Company receives the spread above LIBOR on up to $200,000,000.

Note Payable

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147,000,000 which will expire in October 2002. The proceeds of the Secured Credit Facility are intended to be used for property acquisitions. Borrowings under the Secured Credit Facility bear interest at the rate of commercial paper plus 56 basis points per annum. As of June 30, 2000, the interest rate was 6.91%. The Secured Credit Facility is collateralized by mortgages on 132 Properties and an assignment of rents. Under the terms of the Secured Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants as of June 30, 2000.

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding balance at June 30, 2000 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Secured Credit Facility has been mitigated by the use of interest rate swaps.

         The effective interest rate for the outstanding balance relating to the Secured Credit Facility as of June 30, 2000 was 7.03% per annum.

         Management does not believe the impact of any payments of a termination penalty, in the event the Company determines to terminate the swap agreements prior to the end of their respective terms, would be material to the Company's financial position or results of operations.

Mortgage Warehouse Facilities

         At June 30, 2000, the Company had two mortgage warehouse facilities with a total borrowing capacity of $1 billion ("Mortgage Warehouse Facilities"). Both of these Mortgage Warehouse Facilities enable the Company to provide mortgage financing to franchised businesses and periodically securitize the loans through the securitization market. One of the facilities bears interest at LIBOR plus 95 basis points per annum and the other facility bears interest at LIBOR plus 75 basis points. As of June 30, 2000 the weighted average interest rates were 6.99% and 6.48%, respectively. As of June 30, 2000 the Company had approximately $102 million outstanding under these Mortgage Warehouse Facilities. The Company believes, based on current terms, that the carrying value at June 30, 2000 approximates fair value.

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding balance at June 30, 2000 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Mortgage Warehouse Facilities has been mitigated by the use of interest rate swaps.

         The effective interest rate for the outstanding balance relating to the Mortgage Warehouse Facilities as of June 30, 2000 was 7.77% and 6.48%, respectively.

         Management does not believe the impact of any payments of a termination penalty, in the event the Company determines to terminate the swap agreements prior to the end of the respective terms, would be material to the Company's financial position or results of operations.

Subordinated Note Payable

         In June 2000, the Company entered into a $43,750,000 senior subordinated note payable ("Subordinated Note Payable") with Bank of America which provides the Company additional working capital and the ability to receive advances to purchase and develop properties and to fund mortgage loans. This note is subordinated to the existing senior debt of the Company. The principal amount outstanding under the Subordinated Note Payable shall bear interest at a rate of 8.5% per annum payable quarterly. The principal balance, together with all unpaid interest, is due in full upon maturity of the note in June 2007. The Company believes, based on current terms, that the carrying value of its Subordinated Note Payable at June 30, 2000 approximates fair value.

         As more fully described above, Bank of America holds an equity interest in CNL Franchise Network, L.P. The Subordinated Note Payable has a conversion feature to allow the bank, subsequent to a specified conversion date, to have the outstanding note converted into an additional 29.12% limited partnership interest in CNL Franchise Network, L.P.

         For the six months ended June 30, 2000 and 1999, the Company incurred interest costs (including amortization of loan costs) of $19,851,423 and $1,262,160, respectively, $1,563,325 and $1,262,160, respectively, of which were capitalized as part of the cost of buildings under construction. For the six months ended June 30, 2000 and 1999, the company paid interest of $19,033,420 and $994,253, respectively.

Interest Rate Risk

         As of June 30, 2000,  the Company had  $270,000,000,  $147,000,000  and
$101,681,895 outstanding under its Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities, respectively. The Company has exposure to interest rate risk associated with the Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities due to the variable interest rates. The Company believes this risk has been mitigated with interest rate swap agreements and an interest rate cap agreement to reduce the impact of changes in interest rates on its floating rate debt (see "Debt Financing").

         The Company invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. The Company believes that its primary exposure is the risk of loss that may result from the potential change in the value of its mortgage loans held for sale and investments held for sale as a result of changes in interest rates.

         Generally, from the time the fixed-rate mortgage loans are originated and held until the time they are sold through a securitization, the Company hedges against fluctuations in interest rates through the use of derivative financial instruments (primarily interest rate swap contracts). The Company terminates certain of these contracts upon securitization of the related fixed-rate mortgage loans and, at that time, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the consolidated statement of operations. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

         The Company estimates that a hypothetical one percentage point increase in long-term interest rates at June 30, 2000 would impact the financial instruments described above and result in a change to net earnings of approximately $2 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate changes at June 30, 2000, it is not intended to predict future results and the Company's actual results will likely vary.

Capital Commitments

         In  connection  with  the  acquisition  of  the  20  Properties   under
construction or renovation at June 30, 2000, the Company entered into development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company.

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants that are not reflected in the accompanying condensed consolidated financial statements. These commitments, if accepted by the potential borrowers, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $154,000,000 at June 30, 2000 of which approximately $26,000,000 has been incurred as of June 30, 2000. The source of funding includes both the Mortgage Warehouse Facilities and the loan sale facility.

Cash and Cash Equivalents

         At June 30, 2000 and December 31, 1999, the Company had $38,767,932 and $46,011,592, respectively, invested in short-term highly-liquid investments such as demand deposits at commercial banks and money markets with less than a 30-day maturity date. The decrease in the amount invested in short-term investments is primarily attributable to the Company investing in Properties and Mortgage Loans during the six months ended June 30, 2000.

         At June 30, 2000 $3.5 million in cash was received in connection with securitized assets which is subject to certain restrictions until released by the trustee by the end of the following month.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, primarily through cash flow provided by operating activities and the Company's Credit Facility. These short-term liquidity requirements consist of normal recurring operating expenses, regular debt service requirements and distributions to stockholders. The Company also intends to meet short-term liquidity requirements for funding of property acquisitions and loans prior to securitization using its Mortgage Warehouse Facilities to fund the acquisition of Mortgage Loans and Properties. The Company will use the proceeds from the subsequent securitization of these Mortgage Loans and Properties to repay the Mortgage Warehouse Facilities.

On August 1, 2000, the Company securitized certain leases on 257 properties aggregating approximately $331.2 million and bonds backed by both the leases and the underlying real estate were sold to investors. On the date of the securitization, the properties were transferred to a special purpose bankruptcy-remote entity and serve as collateral for the bonds. The majority of the bonds were sold to third party investors, while the Company retained subordinate investment securities with a market value of approximately $14.7 million. The company also retained the servicing and property management rights on the leases and properties securitized. The company received gross proceeds of approximately $280.9 million from the securitization transaction. The transaction was viewed as a long-term financing and the proceeds were used to pay down portions of the Company's Credit Facility and Note Payable.

         The Company leases its Properties on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities; management does not believe that working capital reserves are necessary at this time. While management believes that the Properties are adequately covered by insurance, it has also obtained contingent liability and property coverage. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

         The Company expects to meets its longer term liquidity requirements through a combination of periodic securitizations of mortgage loans and triple-net leases and short and long-term debt financing or equity financing. Periodic securitization is an effective method for accessing capital and results in the Company being less dependent on equity markets. In addition, the Company will continue to evaluate an eventual listing of the Company's stock on the New York Stock Exchange, which could permit the Company access to additional debt and equity capital. As of August 11, 2000, the Company's long-term liquidity requirements include the maturities of its Mortgage Warehouse Facilities in 2001, Credit Facility in June 2002, Secured Credit Facility in October 2002 and Subordinated Note in 2007.

         The Company has 100 percent interest in subsidiaries (including CNL Funding 2000-A, LP, CNL Funding 2001-A, LP, and CNL Restaurant Bond Holdings,
LP) or investments in entities (including CNL Funding 99-1, LP and CNL Funding 98-1, LP) that were or may be established as bankruptcy remote entities to facilitate asset securitization. In connection therewith, assets have been or will be transferred directly or indirectly by the Company or an affiliate to such subsidiaries or entities. These bankruptcy remote entities are separate legal entities whose assets are not available to satisfy the claims of creditors of the Company, any subsidiary or any other affiliates.

Distributions

         During the six months ended June 30, 2000, the Company used cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses and funds used for investment in mortgage loans) of $47,901,389 and during the six months ended June 30, 1999, the Company generated cash from operations of $28,256,292. As a result of the merger with CNL Financial Services, Inc. and CNL Financial Corporation and subsidiaries, (collectively, "CNL Restaurant Financial Services Group"), Generally Accepted Accounting Principles require that the Company's investment in Mortgage Loans be classified as an operating activity for financial reporting purposes. If the Company's investment in mortgage loans were excluded from the six months operating activities, the Company would have generated approximately $20 million in cash proceeds. The Company declared and paid distributions to its stockholders of $33,164,804 and $28,476,150 during the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, approximately 67 percent and 85 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 33 percent and 15 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of August 11, 2000, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to make distributions on a quarterly basis to its stockholders.

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

         On June 22, 1999, a limited partner of several CNL income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger with the Income Funds. The plaintiff was seeking unspecified damages and equitable relief.

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

                              Results of Operations

Revenues

         The Company earned $39,809,068 in rental income from operating leases and earned income from direct financing leases from 676 Properties and 49 Secured Equipment Leases structured as leases during the six months ended June 30, 2000, and $27,900,894 from 578 Properties and 57 Secured Equipment Leases structured as leases during the six months ended June 30, 1999 ($19,857,584 and $15,716,886 of which was earned during the quarters ended June 30, 2000 and 1999, respectively). The increase during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was attributable to the Company's investment in restaurant properties increasing from approximately $701,747,000 at June 30, 1999 to $850,636,000 at June 30,
2000.

         The Company also earned $5,118,981 and $2,040,720 in interest income from Mortgage Loans and Secured Equipment Leases structured as loans during the six months ended June 30, 2000 and 1999, respectively ($2,371,804 and $1,186,184 of which was earned during the quarters ended June 30, 2000 and 1999, respectively). The increase in interest income from Mortgage Loans and Secured Equipment Leases during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was attributable to the Company's increase in mortgage loans of approximately $171,632,000 at June 30, 2000 from $63,352,000 at June 30, 1999.

         During the six months ended June 30, 2000 and 1999, the Company earned $4,991,254 and $2,150,660, respectively, in investment and interest income from investments in franchise loan certificates, residual interests in loan sales, money market accounts or other short-term, highly liquid investments ($2,418,348 and $793,313 of which was earned during the quarters ended June 30, 2000 and 1999, respectively). The increase in investment and interest income for the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was attributable to the acquisition of approximately $53.6 million in investment securities resulting from the merger with CNL Restaurant Financial Services Group and the November 1999 securitization.

         During the six months ended June 30, 2000 and 1999, the Company earned $2,466,337 and $58,081, respectively in other income ($1,225,898 and $55,201 of which was earned during the quarters ended June 30, 2000 and 1999, respectively). The increase in other income for the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was primarily attributable to servicing and fee income earned on the Company's expanded loan portfolio resulting from the merger with CNL Restaurant Financial Services Group on September 1, 1999.

Expenses

         Operating expenses, including depreciation and amortization expense, were $44,215,253 and $8,585,923 for the six months ended June 30, 2000 and 1999, respectively ($24,832,771 and $4,875,975 of which were incurred during the quarters ended June 30, 2000 and 1999, respectively). Total operating expenses increased primarily as a result of the increase in interest expense resulting from an increase in interest expense in the weighted average amounts outstanding relating to the Credit Facility, Secured Credit Facility, Subordinated Note Payable and Mortgage Warehouse Facilities of approximately $471,814,000, as compared to $50,398,000, during the six months ended June 30, 2000 and 1999, respectively, which resulted in the Company incurring $18,288,098 in interest expense for the six months ended June 30, 2000. During the six months ended June 30, 1999, as a result of the lower weighted average debt outstanding, all interest costs were capitalized in accordance with GAAP based on the level of construction activity. The increase in operating expenses is also a result of the Company investing in additional Properties subsequent to June 30, 1999, which resulted in increased depreciation. On September 1, 1999, the Company acquired the Advisor and became internally managed. Certain acquisition fees, which were previously capitalized when the Company was externally advised, are now internally generated costs required to be expensed. Additionally, operating costs previously paid by the Advisor are now internal costs of the Company. The increase in the operating expenses for the six months ended June 30, 2000, was also partially attributable to the Company incurring $3.7 million in transaction costs related to the terminated merger and the Bank of America transaction and $3 million in debt issue costs related to the Company repaying and terminating its former Line of Credit upon creation of the new Credit Facility. Finally, the Company recorded approximately $1.1 million in bad debt expense related to tenants experiencing financial difficulties and ceasing payment of rents under the terms of their lease agreements.

Dispositions

         During the six months ended June 30, 2000 and 1999, the Company sold six and two properties, respectively, and received total net sale proceeds of $6,970,613 and $3,673,907, respectively, resulting in a total gain of $198,682 at June 30, 2000 and a total loss of $201,843, at June 30,1999, for financial reporting purposes. During each of the quarters ended June 30, 2000 and 1999, the Company sold two properties and received total net sale proceeds of $1,733,019 and $3,673,907, respectively, resulting in a total loss of $80,322 and $201,843, respectively. The Company sold three additional properties in June of 2000 for which the net sales proceeds of $2,775,325 were not received until July.

Provisions for Losses on Assets

         During the six months ended June 30, 2000 and 1999, the Company recorded provisions for losses on assets totaling $174,641 and $540,522, respectively, for financial reporting purposes ($151,244 and $324,725 of which was recorded during the quarters ended June 30, 2000 and 1999, respectively). The allowances represent the difference between the carrying value of the Properties at June 30, 2000 and 1999 and the fair market value for these Properties.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information regarding the Company's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999. The material changes in the Company's market risk are discussed above. Information regarding the Company's market risk relating to changes in interest rates are incorporated herein by reference to Item 2. "Liquidity and Capital Resources Debt Financing Interest Rate Risk."



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

                           On June 22,  1999,  a limited  partner of several CNL
                  Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly  situated,  v. CNL American  Properties  Fund, Inc.,
                  James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger with the Income Funds. The plaintiff was seeking unspecified damages and equitable relief.

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

Item 2.           Changes in Securities.       Inapplicable.

Item 3.           Default upon Senior Securities.   Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

(a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on June 15, 2000 for the purpose of electing the board of directors and voting on the proposals described below.

(b)               Proxies for the meeting  were  solicited  pursuant to
                  Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

(c) Three proposals were submitted to a vote of stockholders as follows:

(1) The stockholders approved the election of the following persons as directors of the Company:

              Name                                      For             Withheld

              Robert A. Bourne                          26,262,078       500,486
              G. Richard Hostetter, Esq.                26,259,153       503,411
              Richard C. Huseman                        26,254,850       507,714
              J. Joseph Kruse                           26,246,226       516,338
              James M. Seneff, Jr.                      26,258,828       503,736

     (2)      The stockholders  approved,  with 25,939,620
              affirmative  votes,  299,287  negative votes
              and  523,657  abstentions,  the  proposal to
              amend and restate the Company's  Articles of
              Incorporation  to modify certain  provisions
              to   reflect   that   the   Company   became
              internally advised

     (3)      The stockholders  approved,  with 25,957,463
              affirmative  votes,  247,718 negative votes,
              and  557,383  abstentions,  the  proposal to
              amend and restate the Company's  Articles of
              Incorporation  to modify certain  provisions
              to reflect  the fact that the Company was no
              longer externally advised and to reflect the
              fact   that  the   Company   was  no  longer
              externally advised and to reflect certain changes to the Company's business strategy.

Item 5.           Other Information.   Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  2.1 Agreement and Plan of Merger, by and among the Registrant, CFA Acquisition Corp., CNL Fund Advisors, Inc. and CNL Group, Inc., dated March 11, 1999 (Included as Exhibit 10.38 to the Registrant's Registration Statement No. 333-74329 on Form S-4 (the "Form S-4") as originally filed and incorporated herein by reference).

                  2.2 Agreement and Plan of Merger, by and among the Registrant, CFC Acquisition Corp., CFS Acquisition Corp., CNL Financial Corp., CNL Financial Services, Inc., CNL Group, Inc., Five Arrows Realty Securities L.L.C., Robert A. Bourne, Curtis B. McWilliams and Brian Fluck, dated March 11, 1999 (Included as
                           Exhibit 10.39 to the Form S-4 as originally filed and incorporated herein by reference).

                  3.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation, as amended (Included as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

                  3.2 CNL American Properties Fund, Inc. Amended and Restated Bylaws (Included as Exhibit 3.2 to the Registrant's Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference).

                  3.3 CNL American Properties Fund, Inc. Second Amended and Restated Articles of Incorporation (filed herewith).

                  4.1 Form of Stock Certificate (Included as Exhibit 4.5 to the Registrant's Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference).

                  10.1 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne,
                           G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven
                           D. Shackelford, and dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis
                           B. McWilliams (Included as Exhibit 10.9 to the Registrant's Registration Statement No. 333-15411 on Form S-11 and incorporated herein by reference).

                  10.2 Amended and Restated Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.50 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.3 Amended and Restated Credit Agreement by and among CNL APF Partners, LP, Registrant, First Union National Bank, First Union Capital Markets Group, Banc of America Securities LLC, NationsBank, N.A., The Chase Manhattan Bank and other financial institutions, dated June 9, 1999 (Included as Exhibit
                           10.51 to Amendment No. 1 to the Form S-4 and incorporated herein by reference).

                  10.4 First Amendment to Amended and Restated Credit Agreement dated as of December 31, 1999 between CNL APF Partners, LP and First Union National Bank, as Agent (Included as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1999 (the "1999 10-K") and incorporated herein by reference).

                  10.5 Franchise Receivable Funding and servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (filed as Exhibit 10.5 to the 1999 10-K and incorporated herein by reference).

                  10.6 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (filed as Exhibit 10.6 to the 1999 10-K and incorporated herein by reference).

                  10.7     1999 Performance  Incentive Plan (Included as Exhibit
                           10.1  to  Amendment   No.  1  to  the  Form  S-4  and
                           incorporated herein by reference).

                  10.8 Registration Rights Agreement by and among the Registrant, Robert A. Bourne, Curtis B. McWilliams, John T. Walker, Howard Singer, Steven D. Shackelford and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.40 to Amendment No. 1 to the Form S-4 and incorporated herein by reference).

                  10.9 Registration Rights Agreement by and among the Registrant, Five Arrows Realty Securities L.L.C., James M. Seneff, Jr., Robert A. Bourne, Curtis B. McWilliams and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.41 to Amendment No. 1 to the Form S-4 and incorporated herein by reference).

                  10.10 Employment Agreement by and between Curtis B. McWilliams and the Registrant dated September 15, 1999 (Included as Exhibit 10.42 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.11    Employment   Agreement  by  and  between   Steven  D.
                           Shackelford and the Registrant dated September 15, 1999 (Included as Exhibit 10.43 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.12 Employment Agreement by and between John T. Walker and the Registrant dated September 15, 1999 (Included as Exhibit 10.44 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.13 Employment Agreement by and between Howard J. Singer and the Registrant dated September 15, 1999 (Included as Exhibit 10.45 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.14 Employment Agreement by and between Barry L. Goff and the Registrant dated September 15, 1999 (Included as
                           Exhibit 10.46 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.15 Employment Agreement by and between Robert W. Chapin and the Registrant dated September 15, 1999 (Included as Exhibit 10.47 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.16 Employment Agreement by and between Timothy J. Neville and the Registrant, dated September 15, 1999 (Included as Exhibit 10.48 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.17 Holdback Agreement by and among the Registrant and Stockholders, dated August 31, 1999 (Included as
                           Exhibit 10.56 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.18 Amended and Restated Credit and Reimbursement Agreement by and among CNL APF Partners, LP, CNL APF LP Corp., CNL APF GP Corp., Bank of America, N.A. and Bank of America Securities LLC, dated as of June 15, 2000 (filed herewith).

                  27       Financial Data Schedule (Filed herewith).

                  (b)      Reports on Form 8-K.  Inapplicable.

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of August, 2000.


                   CNL AMERICAN PROPERTIES FUND, INC.


                    By:            /s/ Curtis B. McWilliams
                                   -----------------------------------------
                                   CURTIS B. MCWILLIAMS
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                    By:            /s/ Steven D. Shackelford
                                   -----------------------------------------
                                   STEVEN D. SHACKELFORD
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                                    EXHIBIT INDEX


                  Exhibit Number

                  2.1 Agreement and Plan of Merger, by and among the Registrant, CFA Acquisition Corp., CNL Fund Advisors, Inc. and CNL Group, Inc., dated March 11, 1999 (Included as Exhibit 10.38 to the Registrant's Registration Statement No. 333-74329 on Form S-4 (the "Form S-4") as originally filed and incorporated herein by reference).

                  2.2 Agreement and Plan of Merger, by and among the Registrant, CFC Acquisition Corp., CFS Acquisition Corp., CNL Financial Corp., CNL Financial Services, Inc., CNL Group, Inc., Five Arrows Realty Securities L.L.C., Robert A. Bourne, Curtis B. McWilliams and Brian Fluck, dated March 11, 1999 (Included as
                           Exhibit 10.39 to the Form S-4 as originally filed and incorporated herein by reference).

                  3.1 CNL American Properties Fund, Inc. Amended and Restated Articles of Incorporation, as amended (Included as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

                  3.2 CNL American Properties Fund, Inc. Amended and Restated Bylaws (Included as Exhibit 3.2 to the Registrant's Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference).

                  3.3 CNL American Properties Fund, Inc. Second Amended and Restated Articles of Incorporation (filed herewith).

                  4.1 Form of Stock Certificate (Included as Exhibit 4.5 to the Registrant's Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference).

                  10.1 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne,
                           G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, dated as of January 27, 1997 between CNL American Properties Fund, Inc. and Steven
                           D. Shackelford, and dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis
                           B. McWilliams (Included as Exhibit 10.9 to the Registrant's Registration Statement No. 333-15411 on Form S-11 and incorporated herein by reference).

                  10.2 Amended and Restated Agreement of Limited Partnership of CNL APF Partners, LP (Included as Exhibit 10.50 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.3 Amended and Restated Credit Agreement by and among CNL APF Partners, LP, Registrant, First Union National Bank, First Union Capital Markets Group, Banc of America Securities LLC, NationsBank, N.A., The Chase Manhattan Bank and other financial institutions, dated June 9, 1999 (Included as Exhibit
                           10.51 to Amendment No. 1 to the Form S-4 and incorporated herein by reference).

                  10.4 First Amendment to Amended and Restated Credit Agreement dated as of December 31, 1999 between CNL APF Partners, LP and First Union National Bank, as Agent (Included as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1999 (the "1999 10-K") and incorporated herein by reference).

                  10.5 Franchise Receivable Funding and servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (filed as Exhibit 10.5 to the 1999 10-K and incorporated herein by reference).

                  10.6 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (filed as Exhibit 10.6 to the 1999 10-K and incorporated herein by reference).

                  10.7     1999 Performance  Incentive Plan (Included as Exhibit
                           10.1  to  Amendment   No.  1  to  the  Form  S-4  and
                           incorporated herein by reference).

                  10.8 Registration Rights Agreement by and among the Registrant, Robert A. Bourne, Curtis B. McWilliams, John T. Walker, Howard Singer, Steven D. Shackelford and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.40 to Amendment No. 1 to the Form S-4 and incorporated herein by reference).

                  10.9 Registration Rights Agreement by and among the Registrant, Five Arrows Realty Securities L.L.C., James M. Seneff, Jr., Robert A. Bourne, Curtis B. McWilliams and CNL Group, Inc., dated as of March 11, 1999 (Included as Exhibit 10.41 to Amendment No. 1 to the Form S-4 and incorporated herein by reference).

                  10.10 Employment Agreement by and between Curtis B. McWilliams and the Registrant dated September 15, 1999 (Included as Exhibit 10.42 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.11 Employment Agreement by and between Steven D. Shackelford and the Registrant, dated September 15, 1999 (Included as Exhibit 10.43 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.12 Employment Agreement by and between John T. Walker and the Registrant, dated September 15, 1999 (Included as Exhibit 10.44 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.13 Employment Agreement by and between Howard J. Singer and the Registrant, dated September 15, 1999 (Included as Exhibit 10.45 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.14 Employment Agreement by and between Barry L. Goff and the Registrant, dated September 15, 1999 (Included as
                           Exhibit 10.46 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.15 Employment Agreement by and between Robert W. Chapin and the Registrant, dated September 15, 1999 (Included as Exhibit 10.47 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.16 Employment Agreement by and between Timothy J. Neville and the Registrant, dated September 15, 1999 (Included as Exhibit 10.48 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.17 Holdback Agreement by and among the Registrant and Stockholders, dated August 31, 1999 (Included as
                           Exhibit 10.56 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.18 Amended and Restated Credit and Reimbursement Agreement by and among CNL APF Partners, LP, CNL APF LP Corp., CNL APF GP Corp., Bank of America, N.A. and Bank of America Securities LLC, dated as of June 15, 2000 (filed herewith).

                  27       Financial Data Schedule (Filed herewith).

                  (b)      Reports on Form 8-K.  Inapplicable.