Form 10-Q
period 2000-09-30
CNL AMERICAN PROPERTIES FUND INC
filed 2000-11-14
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended         September 30, 2000
                                       -----------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to ________________________


                             Commission file number
                                    001-15581
                     ---------------------------------------


                       CNL American Properties Fund, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Maryland                              59-3239115
----------------------------------------- --------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                               32801
----------------------------------------- --------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
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

43,495,919 shares of common stock, $.01 par value, outstanding as of November 8, 2000.

                                                     CONTENTS





Part I                                                                                          Page
   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets                                          1

                  Condensed Consolidated Statements of Operations                                2

                  Condensed Consolidated Statements of
                       Stockholders' Equity and Comprehensive
                       Income/(Loss)                                                             3

                  Condensed Consolidated Statements of Cash Flows                                4-5

                  Notes to Condensed Consolidated Financial
                       Statements                                                                6-10

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            11-19

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                                    19


Part II

   Other Information                                                                             20-22



                                        CNL AMERICAN PROPERTIES FUND, INC.
                                                 AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,          December 31,
                                                                                   2000                   1999
                                                                              -----------------     -----------------

                                   ASSETS
    Land, buildings and equipment on operating leases, less accumulated depreciation of $21,789,229 and $14,742,596, respectively and
        allowance for loss of $4,651,770 and $4,656,707, respectively           $ 725,331,420          $ 681,210,344
    Net investment in direct financing  leases,  less allowance for loss
        of $3,135,064 and $3,734,022, respectively                                162,556,729            145,743,195
    Mortgage loans held for sale                                                  143,927,618             63,466,474
    Equipment and other notes receivable                                           44,461,783             42,748,420
    Other investments                                                              66,906,185             75,806,738
    Cash and cash equivalents                                                      33,521,029             46,011,592
    Restricted Cash                                                                   551,991                     --
    Receivables, less allowance for doubtful accounts
        of $6,451,573 and $2,660,069, respectively                                  3,310,541              3,329,557
    Accrued rental income                                                          14,632,507              8,116,794
    Due from related parties                                                        3,899,273              1,315,721
    Intangibles and other assets                                                  103,619,168             70,443,958

                                                                              =================     =================
                                                                              $ 1,302,718,244         $1,138,192,793
                                                                              =================     =================


                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Credit Facility                                                             $  71,000,000          $ 248,000,000
    Note payable                                                                   85,616,992            140,504,000
    Mortgage warehouse facilities                                                 147,893,500             30,749,540
    Subordinated note payable                                                      34,000,000                     --
    Bonds payable                                                                 279,949,596                     --
    Accrued construction costs payable                                              3,442,849             17,566,758
    Accounts payable and accrued expenses                                           4,780,659              8,833,695
    Due to related parties                                                          7,895,050             10,626,929
    Other payables                                                                 14,987,913              8,700,414
                                                                              -----------------     -----------------

        Total liabilities                                                         649,566,559            464,981,336
                                                                              -----------------     -----------------

    Minority interests                                                             18,907,820                997,353
                                                                              -----------------     -----------------

    Stockholders' equity:
        Preferred stock, without par value.  Authorized
           and unissued 3,000,000 shares                                                   --                    --
        Excess shares, $0.01 par value per share.
           Authorized and unissued 78,000,000 shares                                       --                    --
        Common stock, $0.01 par value per share. Authorized 62,500,000
           shares,  issued  43,533,221  shares,  outstanding  43,495,919 shares       434,958                434,958
        Capital in excess of par value                                            791,418,955            791,418,955
        Accumulated other comprehensive loss                                          (10,642  )            (177,119 )
        Accumulated distributions in excess of net earnings                      (157,599,406  )        (119,462,690 )
                                                                              -----------------     -----------------

              Total stockholders' equity                                          634,243,865            672,214,104
                                                                              -----------------     -----------------

                                                                              $ 1,302,718,244         $1,138,192,793
                                                                              =================     =================
See accompanying notes to condensed financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Quarter Ended                         Nine Months Ended
                                                             September 30,                           September 30,
                                                        2000               1999                2000                1999
                                                   ---------------     --------------      --------------     ---------------
Revenues:
    Rental income from operating leases              $ 18,258,041       $ 12,771,149        $ 50,595,576        $ 34,959,700
    Earned income from direct
       financing leases                                 4,446,940          3,348,946          11,918,473           9,061,289
    Interest income from mortgage,
       equipment and other notes
       receivable                                       5,804,817          2,095,347          10,923,798           4,136,067
    Investment and interest income                      2,141,897          1,347,926           7,133,151           3,498,586
    Unrealized  holding loss on investment in
       trading securities                              (3,823,535 )              --           (3,823,535 )               --
    Other income                                        1,160,093            367,525           3,626,430             425,606
                                                   ---------------     --------------      --------------     ---------------
                                                       27,988,253         19,930,893          80,373,893          52,081,248
                                                   ---------------     --------------      --------------     ---------------
Expenses:
    General operating and administrative                5,404,390          1,712,971          14,479,570           3,513,953
    Interest expense                                   11,854,196          3,584,675          30,142,294           3,584,675
    Property expense                                    1,508,620            148,239           3,176,842             591,665
    Asset management fees to
       related party                                           --            796,664                  --           2,478,534
    State and other taxes                                 266,191             93,250           1,004,422             558,216
    Depreciation and amortization                       4,156,440          2,555,424          11,899,007           6,267,098
    Transaction costs                                   1,306,554            620,946           8,009,509           1,103,951
    Advisor acquisition expense                               --          76,384,337                 --           76,384,337
                                                   ---------------     --------------      --------------     ---------------
                                                       24,496,391         85,896,506          68,711,644          94,482,429
                                                   ---------------     --------------      --------------     ---------------

Earnings/(Losses) Before Minority Interest in
    Income of Consolidated Joint Ventures,
    Equity in Earnings of Unconsolidated
    Joint Venture, Gain/(Loss) on Sales
    of Assets, and Provision for
    Losses on Assets                                    3,491,862        (65,965,613 )        11,662,249         (42,401,181 )

Minority Interest in (Income) and losses of
    Consolidated Joint Ventures                           856,835             (8,008 )           648,172             (25,618 )

Equity in Earnings/(Loss) of Unconsolidated
    Joint Venture                                          21,681             24,046              70,346              72,897


Gain/(Loss) on Sales of Assets                           (121,265 )         (368,963 )            77,417            (570,806 )

Provision for Losses on Assets                           (673,067 )          136,904            (847,708 )          (403,618 )
                                                   ---------------     --------------      --------------     ---------------

Net Earnings/(Loss)                                   $ 3,576,046      $ (66,181,634 )      $ 11,610,476       $ (43,328,326 )
                                                   ===============     ==============      ==============     ===============

Earnings/(Loss) Per Share of Common
    Stock (Basic and Diluted)                           $    0.08         $    (1.68 )         $    0.27          $    (1.14 )
                                                   ===============     ==============      ==============     ===============

Weighted Average Number of Shares
    of Common Stock Outstanding                        43,495,919         39,353,069          43,495,919          38,023,623
                                                   ===============     ==============      ==============     ===============

See accompanying notes to condensed financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME/(LOSS)
     Nine Months Ended September 30, 2000 and Year Ended December 31, 1999

                                                                   Accumulated
                                                                  distributions      Accumulated
                                 Common stock        Capital in     in excess           Other
                             Number         Par     excess of       of net         Comprehensive                    Comprehensive
                            of shares      value    par value      earnings        Income/(Loss)        Total       Income/(Loss)
                           ------------  --------- ------------- --------------   ----------------   ------------- ----------------
Balance at
    December 31, 1998       37,337,927   $ 373,379 $669,983,438   $ (9,546,531 )        $      --    $660,810,286        $      --


Subscriptions received for
    common stock through
    public offerings            10,537         105      210,631             --                 --         210,736               --

Stock issuance costs                --          --   (1,662,749)            --                 --      (1,662,749 )             --

Common stock issued
   through merger            6,150,000      61,500  122,938,500             --                 --     123,000,000               --

Net loss                            --          --           --    (49,837,334 )               --     (49,837,334 )    (49,837,334 )

Other comprehensive loss,
   market revaluation on
   available for sale
   securities                       --          --           --             --           (177,119 )      (177,119 )       (177,119 )
                                                                                                                     ---------------

Comprehensive income
                                    --          --           --             --                 --              --    $ (50,014,453 )
                                                                                                                     ---------------

Retirement of common stock      (2,545 )       (26)     (50,865)            --                 --         (50,891 )             --

Distributions declared and
    paid ($1.52 per share)          --          --           --    (60,078,825 )               --     (60,078,825 )             --
                           ------------  --------- ------------- --------------   ----------------   -------------


Balance at
    December 31, 1999       43,495,919     434,958  791,418,955   (119,462,690 )         (177,119 )   672,214,104               --

Net earnings                        --          --           --     11,610,476                 --      11,610,476       11,610,476

Other comprehensive
    income, market
    revaluation on
available                           --          --           --             --            166,477         166,477          166,477
    for sale securities
                                                                                                                   ----------------

Comprehensive Income                --        --           --             --                 --              --     $ 11,776,953
                                                                                                                   ==============
                                                                                                                   ==============

Distributions declared and
    paid ($1.14 per share)          --        --           --    (49,747,192 )               --     (49,747,192 )             --
                           ----------- ---------- ------------  -------------   ----------------   -------------


Balance at September 30,
   2000                     43,495,919 $ 434,958  791,418,955    $(157,599,406 )     $    (10,642 )  $634,243,865               --
                           =========== ==========  ============= ==============   ================   =============

See accompanying notes to condensed financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  2000                   1999
                                                                            ------------------     -----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash (Used in)/Provided by Operating Activities                            $ (49,906,204 )        $ 39,347,255
                                                                            ------------------     -----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                        (73,487,261 )        (215,155,626 )
       Investment in direct financing leases                                      (24,570,474 )         (54,738,743 )
       Proceeds from sale of assets                                                12,795,410             5,247,474
       Increase in restricted cash                                                   (551,991 )                  --
       Investment in joint ventures                                                        --              (149,620 )
       Increase in other investments                                                       --           (33,538,228 )
       Investment in mortgage notes receivable                                             --            (3,799,645 )
       Collections on mortgage notes receivable                                            --               393,468
       Investment in equipment and other notes receivable                          (9,915,979 )         (25,588,794 )
       Collections on equipment and other notes receivable                          7,292,405             3,324,267
       Proceeds from sale of loans                                                         --           290,226,905
       Redemption of certificates of deposit                                               --             2,000,000
       Increase in intangibles and other assets                                      (377,755 )          (1,854,343 )
                                                                            ------------------     -----------------

              Net cash used in investing activities                               (88,815,645 )         (33,632,885 )
                                                                            ------------------     -----------------

    Cash Flows from Financing Activities:
       Reimbursement of costs paid by related parties on behalf of
          the Company                                                              (2,731,879 )          (1,492,231 )
       Proceeds from borrowing on credit facility, note payable and
          subordinated note payable                                               388,538,000           278,437,245
       Payments on credit facility and note payable                              (586,425,008 )         (32,580,289 )
       Proceeds from borrowing on mortgage warehouse facilities                   121,476,384                    --
       Payments on mortgage warehouse facilities                                   (4,332,424 )        (320,226,905 )
       Issuance of bonds                                                          280,906,000                    --
       Payment on bonds                                                              (956,404 )                  --
       Payment of loan costs                                                      (20,408,783 )          (3,869,432 )
       Subscriptions received from stockholders                                            --               210,736
       Distributions to minority interests                                            (87,408 )             (42,706 )
       Contributions from minority interests                                               --               628,107
       Distributions to stockholders                                              (49,747,192 )         (43,496,424 )
       Retirement of shares of common stock                                                --               (50,891 )
       Payment of stock issuance costs                                                     --              (735,513 )
                                                                            ------------------     -----------------
              Net cash provided by (used in) financing activities                 126,231,286          (123,218,303 )
                                                                            ------------------     -----------------

Net Decrease in Cash and Cash Equivalents                                         (12,490,563 )        (117,503,933 )

Cash and Cash Equivalents at Beginning of Period                                   46,011,592           123,199,837
                                                                            ------------------     -----------------

Cash and Cash Equivalents at End of Period                                       $ 33,521,029          $  5,695,904
                                                                            ==================     =================
See accompanying notes to condensed financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                2000                   1999
                                                                         -----------------      -----------------
Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties paid certain acquisition
         and stock issuance costs on behalf of the Company as follows:
              Acquisition costs                                              $       --             $  579,206
              Stock issuance costs                                                   --                124,031
                                                                        -----------------      -----------------
                                                                             $       --             $  703,237
                                                                        =================      =================
       Land and buildings under operating leases
          exchanged for land and buildings under
          operating leases                                                   $       --             $  652,356
                                                                         =================      ================
       Contributions   of   properties   in  exchange
          for   investment   in  a non-controlled subsidiary.                $ 5,301,107            $       --
                                                                         =================      ================
       Acquisition of buildings in exchange for cancellation of
          mortgages.                                                         $ 4,297,977            $       --
                                                                         =================      =================
See accompanying notes to condensed financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Organization and Nature of Business:

         CNL American Properties Fund, Inc. ("APF" or the "Company") is a real estate investment trust ("REIT") that provides a full range of financial, development, advisory and other real estate services to operators of national and regional restaurant chains.

         In June, the Company formed a partnership by the name of CNL Franchise Network, L.P. ("CFN") and transferred certain assets and operations to it in exchange for a combined general and limited partnership interest of 84.39%. Limited partnership interests amounting to 9.18% were issued to Bank of America in exchange for Bank of America's franchise finance business unit based in Atlanta, Georgia. In addition, limited partnership interests amounting to 6.43% were issued to CNL Financial Group, Inc., an affiliate of a director of the Company, in exchange for the operations of a company that specialized in merger, acquisition and other advisory services to restaurant operators. CFN accounted for the issuance of the Bank of America and CNL Financial Group, Inc. partnership interests at the fair value of the assets acquired. The excess of the purchase price over the fair value of the net tangible assets acquired of approximately $17 million was recorded as goodwill and is being amortized over a period of 20 years.

         In addition to forming the partnership, CFN also entered into a Strategic Alliance Agreement as well as additional mortgage warehouse and other credit facilities with Bank of America and its affiliates as described below. Among other provisions, the Strategic Alliance Agreement provides the Company with the ability to offer additional financial related products and services to the restaurant operators it serves as well as access to the portfolio lending capabilities provided by Bank of America.

         The condensed consolidated financial statements include the accounts of CFN. Minority interests include the minority partners proportionate share of the equity in the partnership.

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999 included in the financial statements, have been derived from audited financial statements as of that date.



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


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

3.       Credit Facility:

         At the time of the strategic alliance with Bank of America, the Company terminated its $300 million line of credit and entered into a new $125 million unsecured revolving credit facility and a $175 unsecured bridge financing. The $175 million bridge facility was repaid from the proceeds of the net lease securitization leaving the Company with the $125 million revolving credit facility (the "Credit Facility"). At September 30, 2000, the outstanding balance on the Credit Facility was $71 million. In connection with obtaining the Credit Facility, the Company incurred commitment fees, legal fees and closing costs of approximately $2 million which were capitalized. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure between 175 and 215 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance.

         The principal balance, together with all unpaid interest, is due in full upon termination of the Credit Facility on June 15, 2002. The Company believes, based on current terms, that the carrying value of its Credit Facility at September 30, 2000 approximates fair value.

         In June 1999, in connection with the Line of Credit, the Company entered into an interest rate swap agreement. In April 2000, the Company terminated this swap agreement relating to the Line of Credit, and purchased a two year interest rate cap for a $200,000,000 notional principal balance (the "Cap"). The purpose of the Cap is to reduce the impact of rising interest rates on its floating rate debt. The amount paid to the Company is equal to $200,000,000 multiplied by LIBOR for the periods outlined above. In August 2000, the Company used a portion of the proceeds to reduce the notional amount of the interest rate cap to $100,000,000. The combination of the Cap and the Company's obligation result in the Company paying interest at a variable rate plus the spread above LIBOR on up to $100,000,000 of the outstanding line of credit balance for periods when LIBOR is below 7.50%. When LIBOR reaches 7.50%, the Company receives the spread above LIBOR on up to $100,000,000.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


4.       Mortgage Warehouse Facilities:

         At September 30, 2000, the Company had two mortgage warehouse facilities with a total borrowing capacity of $1 billion ("Mortgage
         Warehouse Facilities"). Both of these Mortgage Warehouse Facilities enable the Company to provide net lease or mortgage financing to franchised businesses and periodically securitize the loans through the securitization market. One of the facilities bears interest at LIBOR plus 90 basis points per annum and the other facility bears interest at LIBOR plus 75 basis points per annum. As of September 30, 2000 the weighted average interest rate for the two facilities approximated 7.24%. After consideration of the Company's interest rate swaps, the effective weighted average interest rate for the outstanding balance relating to the two Mortgage Warehouse Facilities was 7.79% as of
         September 30, 2000. As of September 30, 2000 the Company had approximately $148 million outstanding under these Mortgage Warehouse Facilities. The Company believes, based on current terms, that the carrying value at September 30, 2000 approximates fair value.

5.       Subordinated Note Payable:

         In June 2000, CFN, a limited partnership in which the Company has an 84.39% interest, entered into a $43,750,000 senior subordinated convertible note payable ("Subordinated Note Payable") with Bank of America which provides the Company additional working capital and the ability to receive advances to purchase and develop properties and to fund mortgage loans. This note is subordinated to the existing senior debt of the Company. The principal amount outstanding under the Subordinated Note Payable shall bear interest at a rate of 8.5% per annum payable quarterly. The principal balance, together with all unpaid interest, is due in full upon maturity of the note in June 2007. The Company believes, based on current terms, that the carrying value of its Subordinated Note Payable at September 30, 2000 approximates fair value.

         As more fully described above, Bank of America holds a limited partnership interest in CFN. The Subordinated Note Payable has a conversion feature to allow the bank, subsequent to a specified conversion date, to have the outstanding note converted into an additional 19.94% limited partnership interest in CFN.

6.       Stockholders' Equity:

         As consideration in its acquisition on September 1, 1999 of CNL Fund Advisors, Inc. ("Advisor"), CNL Financial Services, Inc. and CNL Financial Corporation and subsidiaries (the "CNL Restaurant Financial Services Group"), the Company paid 6.15 million shares. Of the 6.15 million shares issued, 1.0 million were being held in escrow. The shares held in escrow will be released to the former stockholders of the Advisor and


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


6.       Stockholders' Equity-Continued:

         the CNL Restaurant Financial Services Group based on the value of the restaurant properties acquired, mortgage loans made and development projects completed by the Company. As of September 30, 2000, approximately 508,700 shares were released from escrow, with approximately 491,300 shares remaining.

7.       Bonds Payable:

         In August of 2000, the Company issued Triple Net Lease Mortgage Bonds, Series 2000-A. The bonds have an aggregate principal balance of $280,906,000. Collateral for the bonds consists of 257 commercial real estate properties leased to tenants for operation as restaurants. Interest on $103,706,000 (Class A-1) of bond principal is payable monthly at 7.721% and interest on $177,200,000 (Class A-2) of bond principal balance is payable monthly at 8.044%. Under the terms of the bond indenture, monthly lease payments received from tenants and available for debt service are generally required to be applied first to payment of interest on both Class A-1 and A-2, then to payment of principal on Class A-1 and then to payment of principal on Class A-2. If payments by the tenants on the leased properties are received as expected with no defaults or early terminations, it is anticipated that the Class A-1 bonds will have a final payment date in August 2009 and the Class A-2 bonds will have a final payment date in April 2017.

         These payment assumptions are expected to result in the following approximate principal reductions as of July 25 of each of the following years:


                          2001                     $  6,200,000
                          2002                        6,200,000
                          2003                        8,300,000
                          2004                        9,300,000
                          2005                       11,400,000
                          Thereafter                239,506,000
                                           =====================
                                                  $ 280,906,000
                                           =====================


         The indenture relating to the bonds provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the leases that serve as collateral for the bonds are less than 10 percent of the aggregate initial amounts due under the leases.


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


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


Organization and Nature of Business

         CNL American Properties Fund, Inc. ("APF" or the "Company") is a self-advised real estate investment trust ("REIT") that provides a full range of financial, development, advisory and other real estate services to operators of national and regional restaurant chains. At September 30, 2000, the Company's servicing portfolio approximated 2,400 properties (the "Properties") (including restaurant mortgage loans serviced for third parties). APF had financial interests in 1,333 properties diversified among more than 80 operators in 41 states. The Company's portfolio included 713 properties represented by investment in real estate mortgage loans and properties subject to leases and 620 properties secured by mortgage loans in which APF holds a residual interest.

         In June, the Company formed a partnership, CNL Franchise Network, L.P. ("CFN" or the "Partnership") and contributed certain assets and operating activities in exchange for an 84.39% interest. The Partnership subsequently entered into a strategic alliance with Bank of America, the largest commercial bank in the United States. Bank of America contributed its franchise finance originations group in exchange for a 9.18% interest in the Partnership. In addition to contributing its originations group, Bank of America also provided a $500 million warehouse credit facility, a $43.75 million subordinated debt facility, a $175 million bridge financing and served as administrative agent on a $125 million revolving credit facility. The strategic alliance with Bank of America broadens the Company's financial products and offerings and enhances the Company's securitization platform thereby reducing the Company's reliance on public equity markets.

         In addition, limited partnership interests amounting to 6.43% were issued to CNL Financial Group, Inc., an affiliate of a director of the Company, in exchange for the operations of CNL Advisory Services, Inc. ("CAS"). CAS specializes in providing merger, acquisition and other advisory services to restaurant operators and rounds out the Company's services to the sector.

         The Bank of America and CNL Advisory Services, Inc. transactions were accounted for at the fair value of the assets acquired. The excess of the purchase price over the fair value of the net tangible assets acquired of approximately $17 million was recorded as goodwill and is being amortized over twenty years. The condensed financial statements include the accounts of CFN. Minority interests include the minority partners' proportionate share of the equity in the partnership.

Liquidity and Capital Resources

         During the nine months ended September 30, 2000, the Company originated $210.1 million of restaurant real estate financing, consisting of $82.8 million in net lease financing and $127.3 in mortgage debt financing.

         Beginning with the strategic alliance with Bank of America, the Company transitioned its financing platform for net lease originations from a portfolio approach to a securitization approach. Historically, the Company has provided long-term triple-net lease financing and held the property on its balance sheet until maturity. Because of the challenges related to recycling sufficient capital to successfully build volume levels, the Company, through its partnership with Bank of America, developed a financial product for franchise restaurant operators that permits the Company to securitize the related cash flows. The $1 billion warehouse credit facilities enables the Company to finance restaurant operators with either a securitizable net lease or debt product and then recycle this capital through securitization to provide future franchise financings.

Capital Resources

         At September 30, 2000, CFN maintained two mortgage warehouse facilities with a total borrowing capacity of $1 billion ("Mortgage Warehouse Facilities"). Both of these Mortage Warehouse Facilities enable the Company to provide net lease or mortgage financing to restaurant operators. CFN had approximately $148 million in financing outstanding on the two facilities at September 30, 2000.

         The Partnership also maintained a $500 million off-balance sheet commercial paper facility that was terminated in October of 2000. In addition, and as a result of the strategic alliance with Bank of America, the Company transferred $172 million in loans from the off-balance sheet facility to one of its Mortgage Warehouse Facilities. The anticipated termination of the off-balance sheet facility resulted in an unrealized holding loss of $3.8 million.

         The Mortgage Warehouse Facilities bear interest on a weighted-average basis of approximately 89 basis points above LIBOR. As of September 30, 2000, the weighted average interest rate for the two facilities approximated 7.24%. CFN has entered into several interest rate swaps agreements to hedge a portion of the interest rate risk relating to a portion of the outstanding balance at September 30, 2000. CFN believes that its interest rate risk related to the Mortgage Warehouse Facilities has been partially mitigated by the use of interest rate swaps. The effective weighted average interest rate for the outstanding balance related to the Mortgage Warehouse Facilities as of September 30, 2000 was 7.79%.

         In August 2000, the Company issued Triple Net Lease Mortgage Bonds, Series 2000-A. The net-lease securitization resulted in the Company selling
$280.9 million in bonds, the proceeds of which were used to pay down shorter-term debt and more appropriately match maturities of long-term assets with long-term liabilities. The bonds are collateralized by 257 real estate properties leased to national and regional restaurant operators. The bonds were rated and classified into different classes resulting into a weighted average interest rate of 8.82% and have a weighted average life of 10.13 years. Under the terms of the bond indenture, monthly lease payments received from tenants and available for debt service are generally required to be applied to the senior bonds. The indenture relating to the bonds provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the leases that serve as collateral for the bonds are less than 10 percent of the aggregate initial amounts due under the leases.

         At the time of the strategic alliance with Bank of America, the Company terminated its $300 million line of credit and entered into a new $125 million unsecured revolving credit facility and a $175 unsecured bridge financing. The $175 million bridge facility was repaid from the proceeds of the net lease securitization leaving the Company with the $125 million revolving credit facility (the "Credit Facility"). At September 30, 2000, the outstanding balance on the Credit Facility was $71 million. In connection with obtaining the Credit Facility, the Company incurred commitment fees, legal fees and closing costs of $2 million which were capitalized. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure between 175 and 215 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance.

         The principal balance, together with all unpaid interest, is due in full upon termination of the Credit Facility on June 15, 2002. The Company believes, based on current terms, that the carrying value of its Credit Facility at September 30, 2000 approximates fair value.

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147,000,000 which will expire in October 2002. The proceeds of the Secured Credit Facility are intended to be used for property acquisitions. Borrowings under the Secured Credit Facility bear interest at the rate of commercial paper plus 56 basis points per annum. As of September 30, 2000, the interest rate on the Secured Credit Facility was 6.72%, outstanding borrowings under the Secured Credit Facility were approximately $85.6 million and the Secured Credit Facility was collateralized by mortgages on 81 Properties and an assignment of rents.

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding balance at September 30, 2000 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Secured Credit Facility has been mitigated by the use of interest rate swaps. The effective interest rate for the outstanding balance relating to the Secured Credit Facility as of September 30, 2000 was 6.99% per annum.

         In June 2000, CFN entered into a $43,750,000 senior subordinated note payable ("Subordinated Note Payable") with Bank of America which provides CFN additional working capital and the ability to receive advances to purchase and develop properties and to fund mortgage loans. This note is subordinated to the existing senior debt of the Company. The principal amount outstanding under the Subordinated Note Payable bears interest at a rate of 8.5% per annum payable quarterly. The principal balance, together with all unpaid interest, is due in full upon maturity of the note in June 2007. The Company believes, based on current terms, that the carrying value of its Subordinated Note Payable at September 30, 2000 approximates fair value.

         As previously stated, Bank of America holds a limited partnership interest in CFN, which was issued as a result of Bank of America's contribution of its franchise finance originations group. In addition, the Subordinated Note Payable has a conversion feature that allows the bank, subsequent to a specified conversion date, to have the note converted into an additional 19.94% limited partnership interest in CFN.

Interest Rate Risk

         As of September 30, 2000, the Company had $71,000,000,  $85,616,992 and
$147,893,500 outstanding under its Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities, respectively. The Company has exposure to interest rate risk associated with the Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities due to the variable interest rates. The Company believes this risk has been partially mitigated with interest rate swap agreements and an interest rate cap agreement to reduce the impact of changes in interest rates on its floating rate debt.

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

         Management estimates that a one percent increase in long-term interest rates as of September 30, 2000, would result in a corresponding decrease in the fair value of its fixed rate loans and investments of approximately $7.5 million. This decline in fair value would be partially offset by an increase in the fair value of certain interest rate swap positions of $4.2 million. In addition, a one percent increase in short term interest rates for the nine months ended September 30, 2000 would have resulted in additional interest costs of approximately $1.8 million for the nine months ended September 30, 2000. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate changes at September 30, 2000, it is not intended to predict future results and the Company's actual results will likely vary.

Capital Commitments

         In connection with the acquisition of the 16 Properties under construction or renovation at September 30, 2000, the Company entered into development agreements with tenants which provide terms and specifications for the construction or renovation of buildings the tenants have agreed to lease or equipment financing the Company has agreed to provide. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Company.

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants that are not reflected in the accompanying condensed consolidated financial statements. These commitments, if accepted by the potential borrowers, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $172,835,000 at September 30, 2000 of which approximately $13,671,300 has been incurred as of September 30, 2000. The primary source of funding will be the Mortgage Warehouse Facilities augmented by the Subordinated Note Payable, the Credit Facility and the Secured Credit Facility.

Cash and Cash Equivalents

         At September 30, 2000 and December 31, 1999, the Company had $33,521,029 and $46,011,592, respectively, invested in short-term highly-liquid investments such as demand deposits at commercial banks and money markets with less than a 30-day maturity date.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, primarily through cash flow provided by operating activities and the Company's Credit Facility and Secured Credit Facility. These short-term liquidity requirements consist of normal recurring operating expenses, regular debt service requirements and distributions to stockholders. The Company also intends to meet short-term liquidity requirements for funding of property acquisitions and loans prior to securitization using its Mortgage Warehouse Facilities to fund the acquisition of Mortgage Loans and Properties. The Company will use the proceeds from the subsequent securitization of these Mortgage Loans and Properties to repay the Mortgage Warehouse Facilities.

         The Company expects to meets its longer term liquidity requirements through a combination of periodic securitizations of mortgage loans and triple-net leases and short and long-term debt financing or equity financing. Periodic securitization is an effective method for accessing capital and results in the Company being less dependent on equity markets. In addition, the Company will continue to evaluate an eventual listing of the Company's stock on the New York Stock Exchange, which could permit the Company access to additional debt and equity capital. As of November 8, 2000, the Company's long-term liquidity requirements include the maturities of its Mortgage Warehouse Facilities in 2001, Credit Facility in 2002, Secured Credit Facility in 2002, Subordinated Note Payable in 2007 and Bonds Payable through 2017.

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

         During the nine months ended September 30, 2000, the Company used cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses and funds used for investment in mortgage loans) of $49,906,204. During the nine months ended September 30, 1999, the Company generated cash from operations of $39,347,255. As a result of the merger with CNL Financial Services, Inc. and CNL Financial Corporation and subsidiaries, (collectively, "CNL Restaurant Financial Services Group"), the Company became subject to Generally Accepted Accounting Principles which require that the Company's investment in Mortgage Loans be classified as an operating activity for financial reporting purposes. If the Company's investment in mortgage loans were excluded from the nine months operating activities, the Company would have generated an additional $33 million in cash proceeds. The Company declared and paid distributions to its stockholders of $49,747,192 and $43,496,424 during the nine months ended September 30, 2000 and 1999, respectively. No amounts distributed or to be distributed to the stockholders as of November 8, 2000, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to make distributions on a quarterly basis to its stockholders.

Results of Operations

         The Company's financial performance in the third quarter of 2000 resulted in $3.6 million in net income as compared to a $66.2 million net loss in 1999. Net income for the nine months ended September 30, 2000 increased to $11.6 million compared to a $43.3 million loss for the comparable period in 1999. The financial performance in 1999 was impacted by a $76.4 million non-cash charge resulting from the acquisition of the external advisor on September 1, 1999.

         The Company earned $62,514,049 in rental income from operating leases and earned income from direct financing leases from 705 Properties and 44 Secured Equipment Leases structured as leases during the nine months ended September 30, 2000, and $44,020,989 from 614 Properties and 61 Secured Equipment Leases structured as leases during the nine months ended September 30, 1999 ($22,704,981 and $16,120,095 of which was earned during the quarters ended September 30, 2000 and 1999, respectively). The increase during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was attributable to the Company's investment in restaurant properties increasing from approximately $756,481,260 at September 30, 1999 to $887,888,149 at September 30, 2000.

         The Company also earned $10,923,798 and $4,136,067 in interest income from Mortgage Loans and Secured Equipment Leases structured as loans during the nine months ended September 30, 2000 and 1999, respectively ($5,804,817 and $2,095,347 of which were earned during the quarters ended September 30, 2000 and 1999, respectively). The increase in interest income from Mortgage Loans and Secured Equipment Leases during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was attributable to the Company's increase in mortgage loans to approximately
$188,389,000  at September  30, 2000 from  $122,299,000  at September  30, 1999.
Interest income reflects adjustments to reflect reductions in fixed rate loan values that result from rising interest rates, or any recoveries of such reductions when interest rates decrease. Interest income in the quarters ended September 30, 2000 and 1999 reflect $1,811,670 and $54,486, respectively, of such adjustments.

         During the nine months ended September 30, 2000 and 1999, the Company earned $7,133,151 and $3,498,586, respectively, in investment and interest income from investments in franchise loan certificates, residual interests in loan sales, money market accounts or other short-term, highly liquid investments ($2,141,897 and $1,347,926 of which was earned during the quarters ended
September 30, 2000 and 1999, respectively). The increase in investment and interest income for the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was attributable to the acquisition of approximately $53.6 million in non-investment grade securities resulting from the merger with CNL Restaurant Financial Services Group and the November 1999 securitization. During the quarter and nine months ended September 30, 2000, the Company recorded an unrealized holding loss of $3.8 million on its investment in the off-balance sheet loan sale facility.

         During the nine months ended September 30, 2000 and 1999, the Company earned $3,626,430 and $425,606, respectively in other income ($1,160,093 and $367,525 of which was earned during the quarters ended September 30, 2000 and 1999, respectively). The increase in other income for the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was primarily attributable to servicing and fee income earned on the Company's expanded loan portfolio resulting from the merger with CNL Financial Services on September 1, 1999.

Expenses

         General and administrative expenses were approximately $14,480,000 and $3,514,000 for the nine months ended September 30, 2000 and 1999, respectively including approximately $5,404,000 and $1,713,000 applicable to the quarter ended September 30, 2000 and 1999, respectively. The asset management fees to related party were $0 and approximately $2,479,000 for the nine months ended September 30, 2000 and 1999, respectively including $0 and approximately
$797,000 applicable to the quarter ended September 30, 2000 and 1999 respectively. In September 1999, the Company acquired the Advisor and became internally advised. While the Company no longer incurs external expenses for asset management services, those expenses now impact the Company through direct payments of salaries, benefits and other expenses. Certain expenses previous capitalized when incurred through the external Advisor are now required to be expensed as period costs. The current year securitization of net leases coupled with the alliance with Bank of America has created a substantial increase in the Company's ability to expand through property acquisitions and lending activities. The Company also continues to develop its network to gain from the Bank of America products that can be offered to Company clients.

         Interest expense was approximately $30,142,000 and $3,585,000 for the nine months ended September 30, 2000 and 1999, respectively, including $11,854,000 and $3,585,000 applicable to the quarters ended September 30, 2000 and 1999, respectively. The Company has continued to expand its operations through increased property acquisitions and the origination of mortgage loans that were substantially funded through the Mortgage Warehouse Facilities. In addition the Company has utilized its access to debt to finance certain costs associated with the Company's strategic initiatives, including expenses associated with the transition to an internally advised real estate investment trust ("REIT"), the proposed merger with the CNL Income Funds that was subsequently withdrawn, and costs associated with the new strategic direction currently underway with Bank of America as a partner. The overall level of debt has increased accordingly creating the increased interest expense between reporting periods.

         Property expenses were approximately $3,177,000 and $592,000 for the nine months ended September 30, 2000 and 1999, respectively, including approximately $1,509,000 and $148,000 applicable to the quarters ended September 30, 2000 and 1999, respectively. The Company is continuing to expand its portfolio of leased properties and experiences an ongoing level of vacancies, delinquencies, or other property matters resulting in bad debt, legal and other professional expenses. The increase in the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was the result of servicing a portfolio that increased from 614 Properties at September 30, 1999 to 705 Properties at September 30, 2000. Also impacting results was the recording of bad debt expense of approximately $362,000 and $1,304,000 during the quarter and nine months ended September 30, 2000, respectively, as compared to approximately $37,000 during the nine months ended September 30, 1999. No bad debt expense was recorded for the quarter ended September 30, 1999. Management continues to actively seek resolution for tenants experiencing financial difficulties, and solicits new tenants or buyers for affected properties in an attempt to return the investment to productive status.

         Depreciation and amortization expenses were approximately $11,899,000 and $6,267,000 for the nine months ended September 30, 2000 and 1999 respectively, including approximately $4,156,000 and $2,555,000 applicable to the quarters ended September 30, 2000 and 1999 respectively. Leased properties subject to depreciation have increased consistently throughout the past year. Goodwill associated with the September 1, 1999 acquisition of the debt operations and with the issuance of limited partnership interests to Bank of America and CNL Financial Group, Inc. have resulted in increased amortization of goodwill compared to the prior periods.

         Transaction costs were approximately $8,010,000 and $1,104,000 for the nine months ended September 30, 2000 and 1999 respectively, including approximately $1,307,000 and $621,000 applicable to the quarters ended September 30, 2000 and 1999 respectively. Transaction costs reflect the costs associated with the proposed merger with the CNL Income Funds that was subsequently withdrawn. Costs also include items associated with the new strategic direction currently underway with Bank of America as a partner, including the write-off of unamortized loan issuance costs relative to the repayment and termination of the former line of credit upon the creation of the new Credit Facility.

         As described above, the quarter and nine months ended September 30, 1999 included a non-cash expense of approximately $76,384,000 associated with the acquisition of CNL Fund Advisors, Inc., the Company's external advisor from a related party.

Dispositions

During  the  quarters  ended  September  30,  2000 and 1999,  the  Company  sold
Properties resulting in losses of $121,265 and $368,963, respectively, for financial reporting purposes. During the nine months ended September 30, 2000 and 1999, the Company sold additional Properties resulting in gains of $198,682 and losses of $201,843, respectively for financial reporting purposes.

Provisions for Losses on Assets

During the quarter and nine months ended September 30, 2000, the Company recorded provisions for losses on assets of $673,067 and $847,708, respectively, for financial reporting purposes. During the quarter ended September 30, 1999, the Company reclassified $136,904 previously recorded as a provision for loss on asset, to an actual loss on sale of assets due to the actual sale of a Property during the quarter ended September 30, 1999. During the nine months ended September 30, 1999, the Company recorded provisions for losses on assets of $403,618 for financial reporting purposes. The allowances represent the difference between the carrying value of the Properties at September 30, 2000 and 1999 and the fair market value of these Properties.

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

         DATED this 13th day of November, 2000.


                      CNL AMERICAN PROPERTIES FUND, INC.


                            By:            /s/ Curtis B. McWilliams
                                           -------------------------------------
                                           CURTIS B. MCWILLIAMS
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                            By:            /s/ Steven D. Shackelford
                                           -------------------------------------
                                           STEVEN D. SHACKELFORD
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

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