Form 10-K
period 2000-12-31
CNL AMERICAN PROPERTIES FUND INC
filed 2001-03-30
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant has made three offerings of Shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. The number of Shares held by non-affiliates as of March 15, 2001 was 37,335,919. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $20 per Share.

         The number of Shares of common stock outstanding as of March 29, 2001 was 43,495,919.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Registrant incorporates by reference portions of the CNL American Properties Fund, Inc. Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2001.

                                     PART I


Item 1.  Business

         CNL American Properties Fund, Inc. is a self-advised real estate investment trust, or REIT. The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its direct and indirect subsidiaries. These subsidiaries include CNL APF Partners, LP, a Delaware limited partnership formed in May 1998, and CNL APF GP Corp. and CNL APF LP Corp., the general and limited partner, respectively, of CNL APF Partners, LP. As a result of the merger on September 1, 1999 (see "Mergers"), subsidiaries also include CNL Fund Advisors, Inc., CNL Financial GP Holding Corp., CNL Financial LP Holding, LP, CNL Financial Services GP Corp. and CNL Financial Services, LP. As a result of the strategic alliance with a financial institution, as described in Item 7 subsidiaries also include CNL Financial Network, LP, a Delaware limited partnership formed in May 2000.

         The Company provides a complete range of financial, development and other real estate services to operators of national and regional restaurant chains. The Company's ability to offer complete "turn-key," build-to-suit development services, from site selection to construction management, together with its ability to provide its customers with financing options, such as triple-net leasing, mortgage loans and secured equipment financing, makes the Company a preferred provider for all of the real estate related business needs of operators of national and regional restaurant chains. At December 31, 2000, the Company's servicing portfolio of net lease properties and mortgages includes over 2,500 units of which over 1,300 are serviced on behalf of third parties.

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

         The Company's goal is to be a leading provider of financial, development, advisory and other real estate services to operators of national restaurant chains. In furtherance of this goal, on September 1, 1999, the Company became internally advised and gained complete acquisition, development and in-house management functions by acquiring its external advisor, CNL Fund Advisors, Inc. (the "Advisor"). Prior to September 1, 1999, the Company had no employees, so the Advisor provided these functions on behalf of the Company and was responsible for the day-to-day operations of the Company, including raising capital, investment analysis, acquisitions, due diligence, asset management and accounting services. The acquisition of the Advisor also provided the Company with restaurant development capabilities including site selection, construction management and build-to-suit development.

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

        The Company entered 2000 pursuing a strategy of merging with a number of affiliated partnerships that would have increased the Company's asset base by approximately $500 million, and simultaneously listing the Company's shares on the New York Stock Exchange. As a result of unfavorable market conditions, the Company and the general partners of the affiliated partnerships agreed to terminate the merger in March 2000.

         To improve its capital position, and to further diversify its business platform, the Company examined various alternatives in an attempt to maximize the stockholder value over the long-term. The Company responded by establishing a totally new platform for serving the franchise restaurant marketplace. This new strategy, made possible by the REIT Modernization Act, included looking at the two component parts of the Company's core operations - a real estate investment trust, and a specialty finance company allied with a major financial institution as its strategic partner. In June 2000, the Company formed a partnership, CNL Franchise Network, L.P. ("CFN" or the "Partnership") and contributed certain assets and operations in exchange for an 84.39% interest. Bank of America, contributed its franchise finance originations group in exchange for a 9.18% non-voting redeemable interest in the Partnership. Bank of America is also the lender on a $500 million warehouse credit facility, a $43.75 million subordinated debt facility (the "Subordinated Note Payable"), serves as administrative agent on a $125 million revolving credit facility and provided a $175 million bridge financing. Bank of America's interest in the Partnership on a fully diluted basis after a conversion of the fully committed Subordinated Note Payable is 29.12%. The strategic alliance with Bank of America broadens the Company's financial products and offerings and enhances the Company's securitization platform thereby reducing the Company's reliance on public markets to raise capital.

         The Company also issued limited partnership interests in CFN amounting to 6.43% to CNL Financial Group, Inc., an affiliate of a director of the Company, in exchange for the operations of CNL Advisory Services, Inc. ("CAS"). CAS specializes in providing merger, acquisition and other advisory services to restaurant operators and expands the Company's services to the sector.

         Generally, the real estate (the "Properties") owned by the Company consist of land and buildings subject to long-term (generally, 13 to 25 years, plus renewal options for an additional 10 to 20 years), triple-net leases. Triple-net leases generally provide that the tenants bear responsibility for all of the costs and expenses associated with the ongoing maintenance and operations of the leased restaurant properties, including utilities, property taxes, insurance and structural repairs. The Company structures the leases of its Properties to provide for payment of base annual rent with (i) automatic increases in base rent and/or (ii) percentage rent based on gross sales above a certain level. Mortgage financing (the "Mortgage Loans") involves lending money at a specified interest rate to owners of restaurant properties and securing that loan with a mortgage lien on the restaurant property. Management believes that the economic effects of the Mortgage Loans are similar to those of its leases (generally with full repayment in 13 to 25 years). Securitizing mortgages involves bundling a group of mortgages into an investment entity, usually a trust, and selling securities of that entity to the public.

         As of December 31, 2000, the Company owned a portfolio of 762 Properties located across the United States which are leased to operators of certain national and regional fast food, family-style and casual dining restaurant chains, as described below in Item 2. Properties.

         Currently, the Company's primary investment objectives are to preserve, protect, and enhance the Company's assets. The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, primarily through cash flow provided by operating activities and the Company's Credit Facility, Secured Credit Facility and Subordinated Note Payable. These short-term liquidity requirements consist of normal recurring operating expenses, regular debt service requirements and distributions to stockholders. The Company also intends to meet short-term liquidity requirements for funding of property acquisitions and loans prior to securitization using its Mortgage Warehouse Facilities. The Company will use the proceeds from the subsequent securitizations or sales of these Mortgage Loans and Properties to repay the Mortgage Warehouse Facilities. Periodic securitizations may also provide short-term liquidity for the payment of operating expenses and regular debt service requirements.

         The Company intends, to the extent consistent with the Company's qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or a Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness. The Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company. If Listing occurs, the Company intends to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT. If Listing does not occur by December 31, 2005, the Company will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

         The Company's customer base is characterized by a large number of individual customers, each with divergent needs and most with multiple relationships with the Company. Management identified the need to upgrade its technology and information systems to be able to better integrate its varied services. During 2000, the Company invested $4 million to upgrade its technology platform. The implementation of these changes became effective in the fourth quarter of 2000. In addition, the Company spent $1.2 million in research and evaluation of an e-commerce presence for the purchase and sale of real estate and related Company services. The Company expects that the updated systems and technology will enable the Company to become increasingly efficient in serving the restaurant operators. Management does not anticipate the need to incur similar types or amounts of capital expenditures in 2001.

Leases

         As of December 31, 2000, the Company had acquired, either directly or indirectly through joint venture arrangements, 762 Properties, which are generally subject to long-term, triple-net leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. The leases of the Properties owned by the Company and the joint ventures in which the Company is a co-venturer, provide for initial terms generally ranging from 13 to 25 years and expire between 2006 and 2024. The leases are on a triple-net basis which means the lessee is responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $38,000 to $471,000. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year or ten-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 614 of the Company's 762 Properties also have been granted options to purchase the Property at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. The option purchase price may equal the Company's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Company's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Company wishes to sell the Property subject to that lease, the Company first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Company has received for the sale of the Property.

Major Tenants

         During 2000, no single lessee, borrower or restaurant chain contributed more than ten percent of the Company's total rental, earned, investment income and interest income relating to its Properties, Mortgage Loans, Secured Equipment Leases and certificates. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's rental, earned, investment income and interest income in future years, any failure of such lessees, borrowers or restaurant chains could materially affect the Company's income. As of December 31, 2000, no single lessee or borrower, or group of affiliated lessees or borrowers leased Properties or was the borrower under Mortgage Loans with an aggregate carrying value, in excess of 20 percent of total assets of the Company.

Mortgage Loans Held for Sale

         The Mortgage Loans represent first mortgage loans on the land and/or building comprising approximately $375 million in fixed-rate loans and approximately $20 million in variable-rate loans. Variable rate construction loans totaled approximately $8 million at December 31, 2000. The fixed-rate loans carry a weighted average interest rate of 9.72%. The variable-rate loans carry interest rates that adjust monthly based on a 30-day LIBOR plus a margin (average interest rate was 9.98% at December 31, 2000). The Mortgage Loans are being collected in monthly installments with maturity dates ranging from 2000 to 2020. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or require a prepayment penalty from the borrower. The variable-rate mortgage loans generally have no prepayment restrictions.

         In 2000 and 1999, the Company entered into several promissory notes with several borrowers for equipment and other financing for a total of $1,111,496 and $26,470,671, respectively. The promissory notes are collateralized by restaurant equipment. The promissory notes bear interest at rates ranging from ten percent to 11 percent per annum and are being collected in monthly installments with maturity dates ranging from 2001 to 2007.

Other Investments

         In August 1998, the Company acquired an investment in certain franchise loan certificates ("the 1998 Certificates") issued in connection with a mortgage loan securitization transaction sponsored by CNL Financial Corporation, which was an affiliate prior to its acquisition by the Company in 1999. The Company classified these investments as held to maturity (see "Mergers"). In connection with the merger on September 1, 1999 with CNL Restaurant Financial Services Group (see "Mergers"), the Company acquired investments in an interest only certificate and other residual interests which are classified as available for sale and are carried at fair market value.

         Certain Mortgage Loans originated or purchased by the Company were securitized in November 1999 and Franchise Loan Trust Certificates were sold to investors. The Company retained certain subordinated investment securities, ("the 1999 Certificates"). Approximately $7.7 million of the 1999 Certificates were classified as available for sale and were sold in April 2000. The remaining balance of the 1999 Certificates are classified as held to maturity.

         In August 1999 the Company created a $500 million loan sale facility syndicated with two third parties. This facility permitted the Company to sell loans on a regular basis to a trust at an agreed upon advance rate. The Company retained a residual interest. In October of 2000 the trust relating to this facility liquidated and the Company received mortgage loans net of related debt of approximately $31 million and recorded a loss on liquidation of the investment of approximately $3.1 million.

Borrowing

         Credit Facility

         In June 2000, at the time of the strategic alliance with Bank of America, the Company terminated its $300 million credit facility, entered into in June 1999, and entered into a new $125 million unsecured revolving credit facility and a $175 unsecured bridge financing. The $175 million bridge facility was repaid from the proceeds of the net lease securitization (see "Bonds Payable") leaving the Company with the $125 million revolving credit facility (the "Credit Facility"). Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure between 175 and 215 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance. The principal balance, together with all unpaid interest, is due in full upon termination of the Credit Facility on June 15, 2002.

         Note Payable

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147,000,000, which will expire in October 2002. The proceeds of the Secured Credit Facility are intended to be used for property acquisitions. During 2000, the Company used a portion of the proceeds received from the issuance of the bonds (see "Bonds Payable") to pay down the Secured Credit Facility. Borrowings under the Secured Credit Facility bear interest at the rate of the lender's commercial paper plus 56 basis points per annum. As of December 31, 2000, the interest rate was 6.84%. The Secured Credit Facility is collateralized by mortgages on properties and an assignment of rents.

Mortgage Warehouse Facility

         At December 31, 2000, the Company had two mortgage warehouse facilities with a total borrowing capacity of $750 million ("Mortgage Warehouse Facilities"). Both of these Mortgage Warehouse Facilities enable the Company to provide net lease or mortgage financing to franchised businesses and periodically securitize the loans through the securitization market. The facilities bear interest at LIBOR plus a weighted average of 89 basis points per annum. As of December 31, 2000 the weighted average interest rate for the two facilities approximated 7.67%. After consideration of the Company's interest rate swaps, the effective weighted average interest rate for the outstanding balance relating to the two Mortgage Warehouse Facilities was 7.98% for the year ended December 31, 2000. As of December 31, 2000 the Company had approximately $464 million outstanding under these Mortgage Warehouse Facilities.

Subordinated Note Payable

         In June 2000, CFN, a limited partnership in which the Company has an 84.39% interest, entered into a $43,750,000 senior subordinated convertible note payable ("Subordinated Note Payable") with Bank of America which provides the Company additional working capital and the ability to purchase and develop properties and to fund mortgage loans. This note is subordinated to the existing senior debt of the Company. The principal amount outstanding under the Subordinated Note Payable shall bear interest at a rate of 8.5% per annum payable quarterly. The principal balance, together with all unpaid interest, is due in full upon maturity of the note in June 2007. The Company believes, based on current terms, that the carrying value of its Subordinated Note Payable at December 31, 2000 approximates fair value.

         As more fully described above, Bank of America holds a limited partnership interest in CFN. The Subordinated Note Payable has a conversion feature to allow the bank, subsequent to a specified conversion date, to have the outstanding note converted into an additional 19.94% limited partnership interest in CFN. The fully diluted percentage interest applicable to Bank of America in the event the entire commitment is converted is 29.12%.

Bonds Payable

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

         Due to the declining operating performance of several major concepts within the franchise restaurant industry and the anticipated slowing economy, management believes that overall financing volume in this sector will decline in 2001. However management does believe that the Company's volume levels maybe greater in 2001 primarily because several significant competitors have either ceased or have substantially curtailed their services to restaurant operators. In some cases those former competitors have outstanding commitments to provide financing that may translate into increased volume at the Company. Management also believes that there may be opportunities to increase its asset base through selective acquisitions of assets of competitors experiencing liquidity constrains. While not the primary focus in 2001, a compelling acquisition of this nature of assets that meet the Company's standards of underwriting in effect at the Company would impact liquidity.

         The Company recycles its capital through periodic loan and net lease securitizations, in addition to smaller portfolio whole loan sales. The recycled capital is an important source of maintaining brand loyalty and strengthens our position of providing financing solutions to the sector, thereby maintaining valuable client relationships. While the difficulties of some of the Company's competitors have created an opportunity to potentially increase volume, they have also led to increased investor scrutiny of franchise-backed securities issued in a securitization. This could impact the Company's ability to profitably execute a timely securitization in 2001. Management believes the current market conditions and sentiment are an overreaction and temporary, but is exploring alternate strategies such as whole loan sales, structured note offerings and increased loan referrals to portfolio providers. Also the Company's restructuring in 2000 has simplified its ability to offer select properties for sale to private investors. These sales and the resulting profits represent another alternative available to improve liquidity through our presence as a fully integrated REIT and can counter the impact of a volatile securitization market.

Employees

         As of December 31, 2000, the Company had 154 associates.

Item 2.  Properties

         As of December 31, 2000, the Company owned, either directly or indirectly through joint venture arrangements, 762 Properties, located in 41 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

         As of December 31, 2000, the Company owned 705 of the 762 Properties in fee simple and ten properties through joint venture arrangements.

         As of December 31, 2000, 47 of the 762 Properties owned by the Company consisted of building only. The Company does not own the underlying land. In connection with the acquisition of each of these Properties, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord, as described in
Item 1. Business-Leases.

         As of December 31, 2000 the Company had pledged 446 Properties as collateral related to the Secured Credit Facility, Mortgage Warehouse Facilities and Bonds Payable.

Description of Properties

         Land. The Company's Property lot sizes range from approximately 4,000 to 199,000 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Company as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.



                                                      Total Number of
                    State                          Restaurant Properties

                   Alabama                                             26
                   Arizona                                             22
                   Arkansas                                             2
                   California                                          39
                   Colorado                                            15
                   Connecticut                                          4
                   Delaware                                             1
                   Florida                                             98
                   Georgia                                             30
                   Idaho                                                5
                   Illinois                                            29
                   Indiana                                             10
                   Iowa                                                 7
                   Kansas                                              10
                   Kentucky                                             9
                   Louisiana                                           16
                   Maryland                                             7
                   Michigan                                            14
                   Minnesota                                           11
                   Mississippi                                          9
                   Missouri                                            30
                   Nebraska                                             3
                   Nevada                                               6
                   New Hampshire                                        3
                   New Jersey                                           6
                   New Mexico                                           5
                   New York                                             5
                   North Carolina                                      28
                   Ohio                                                54
                   Oklahoma                                            12
                   Oregon                                               6
                   Pennsylvania                                        11
                   Rhode Island                                         1
                   South Carolina                                      14
                   Tennessee                                           37
                   Texas                                              122
                   Utah                                                 4
                   Virginia                                            23
                   Washington                                          14
                   West Virginia                                       11
                   Wisconsin                                            3
                                                                  --------------
                   TOTAL PROPERTIES                                    762
                                                                  ==============

         Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 12,700 square feet. Generally, buildings on Properties owned by the Company are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, 11 of the Company's Properties were under construction or renovation. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 39 years for federal income tax purposes. As of December 31, 2000, the aggregate depreciated cost basis of the Properties owned by the Company (including Properties owned through joint ventures) for federal income tax purposes was $870,916,565.

         The following table lists the Properties owned by the Company as of December 31, 2000 by restaurant chain.

               Restaurant Chain                            Number of Properties

               Jack in the Box                                        81
               International House of Pancakes                        70
               Pizza Hut                                              55
               Golden Corral                                          46
               Arby's                                                 41
               Burger King                                            37
               Bennigan's                                             27
               Chevy's Fresh Mex                                      27
               Black Eyed Pea                                         26
               Taco Cabana                                            25
               Ruby Tuesday                                           23
               Steak & Ale                                            20
               Denny's                                                19
               Baker's Square                                         17
               Boston Market                                          16
               Other                                                 232
                                                                    -----
               TOTAL:                                                762
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

         At December 31, 2000, 1999, 1998, 1997 and 1996, the Properties were 95%, 97%, 99%, 100% and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:


                                    2000               1999               1998              1997               1996
------------------------------- --------------     --------------    ---------------    --------------     -------------

Rental Revenues (1)                $91,520,103       $61,907,812        $33,129,661        $15,490,615      $ 4,357,298
Properties (2)                             725               642                408                244               94
Average Rent Per Property            $ 126,235         $  96,430          $  81,200          $  63,486        $  46,354


(1) Rental income includes the Company's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Company has established an allowance for doubtful accounts. Rents do not include Properties under construction at December 31, 2000.

(2) Excludes Properties that were vacant at December 31 and that did not generate rental revenues during the year.

         The following table lists Properties owned by the Company as of December 31, 2000 by tenant and includes average age of buildings, annualized total rental revenue and percent of total revenue. To calculate annualized total rental revenue the Company used, for each restaurant Property owned and leased at December 31, 2000, the monthly rental revenue, for that Property and multiplied that number by 12 to present the annualized rental revenues for a 12 month period. The Company has not included any contingent rental income in the calculation of annualized total rental revenue.



                                               Total Number
                                                    of                             Annualized
                                                Restaurant        Average Age         Total          Percent of
                                                Properties       of Buildings         Rental        Total Rental
Tenant                                              (1)             (years)           Revenue(2)        Revenue
------                                         --------------    --------------    -------------    --------------

Jack in the Box Inc.                                  83               1.6           $8,927,171           9.97%
IHOP Properties, Inc.                                 70               2.6            8,766,931           9.79%
Golden Corral Corporation                             40               2.3            6,404,451           7.15%
S&A Properties Corporation                            40              18.7            6,803,726           7.60%
Texas Taco Cabana, LP                                 25               5.9            2,922,768           3.26%
Castle Hill Holdings V, L.L.C.                        21              17.2              472,589           0.53%
Houlihan's Restaurants, Inc.                          19                19            2,785,195           3.11%
Phoenix Restaurant Group, Inc.                        18               4.7            2,359,579           2.63%
Vicorp Restaurant, Inc.                               18              18.6            2,418,886           2.70%
Rio Bravo Acquisitions, Inc.                          17               1.1            3,978,445           4.44%
Other                                                374               6.9           43,741,663          48.82%
                                                    -----                          -------------      ----------
Total                                                725                            $89,581,404          100.0%
                                                    =====                          =============      ==========



(1) Excludes Properties that were vacant at December 31, 2000 and that did not generate rental revenues during the year.

(2) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.

         The following table shows the aggregate number of leases in the Company's Property portfolio which expire each calendar year through the year 2015, as well as the number of leases which expire after December 31, 2015. The table does not reflect the exercise of any of the renewal options provided to the tenant under the terms of such leases.

                                                                                 Base Rent
                                                                --------------------------------------------
         Year                              Number (1)               Amount(2)                 Percent
         ----
                                        ------------------      ------------------       -------------------

          2001                                     8                  $  456,780                   0.5%
          2002                                     2                     243,374                   0.3%
          2003                                    --                          --                     --
          2004                                     2                     184,022                   0.2%
          2005                                     8                     892,500                   1.0%
          2006                                     7                     679,942                   0.8%
          2007                                    --                          --                     --
          2008                                     2                     217,492                   0.2%
          2009                                     1                      95,148                   0.1%
          2010                                    13                   1,339,350                   1.5%
          2011                                    20                   2,549,511                   2.8%
          2012                                    31                   4,479,776                   5.0%
          2013                                    45                   5,636,709                   6.3%
          2014                                    87                  13,974,220                  15.6%
          2015                                    36                   4,611,425                   5.1%
       Thereafter                                471                  54,221,155                  60.6%
                                            ---------             ---------------             ----------
                                            ---------             ---------------             ----------
         Total                                   733                 $89,581,404                 100.0%
                                            =========             ===============             ==========


(1)      Excludes Properties for which the leases have been terminated
(2) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.


Item 3.  Legal Proceedings

         As of December 31, 2000, neither the Company nor any of its Properties was a party to or the subject of any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 15, 2001, there were 32,290 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on the New York Stock Exchange or other national securities exchange or over-the-counter market no later than December 31, 2005, there is no assurance that listing will occur and if listing occurs there is no assurance that a public market for the Shares will develop. In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Shares, subject to certain conditions and limitations. During 1999, the Company terminated the redemption plan. As of December 31, 2000, the Company estimates that the fair value per share is $16.78. (For Florida intangible tax purposes, this is the equivalent of the Just Value per share.) The valuation was provided by a third party appraisal firm. In valuing the Company, they performed an analysis of comparable publicly traded real estate investment trusts and a discounted cash flow analysis. Because the Company's shares are not publicly traded, investors are cautioned that the estimated fair value of the shares may not be realized upon sale of the shares.

         The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2000 and 1999, the Company declared cash distributions of $66,329,582 and $60,078,825, respectively, to stockholders. For federal income tax purposes, 40 percent and 97 percent of distributions paid in 2000 and 1999, respectively, were considered to be ordinary income and 60 percent and three percent, respectively, were considered to be a return of capital. No amounts distributed to stockholders for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per Share:

                                 First             Second             Third             Fourth             Year
                             --------------    ---------------    --------------    ---------------   ---------------
  2000 Quarter
  Total distributions
      declared                  $16,582,402        $16,582,402       $16,582,388       $16,582,390        $66,329,582
  Distributions per
      Share                            0.38               0.38              0.38              0.38               1.52

  1999 Quarter
  Total distributions
      declared                  $14,237,405        $14,238,745       $15,020,274       $16,582,401        $60,078,825
  Distributions per
      Share                            0.38               0.38              0.38              0.38               1.52


         In March 2001, the Company declared distributions to stockholders of $16,582,389 ($0.38124 per Share) payable in March 2001.

         The Company intends to continue to declare distributions of cash to the stockholders.

Item 6.  Selected Financial Data


                                           2000               1999              1998           1997             1996
                                      ----------------  -----------------  --------------- ---------------  --------------
Year ended December 31:
     Revenues                           $ 123,487,870       $ 76,051,608     $ 42,187,037    $19,457,933      $ 6,206,684
     Net earnings/(loss)                    2,927,163        (49,837,334 )     32,152,408     15,564,456        4,745,962
     Cash distributions declared           66,329,582         60,078,825       39,449,149     16,854,297        5,436,072
     Funds from operations (1)             32,687,947         45,454,946       37,191,065     17,732,888        5,355,464
     Earnings/(loss) per share (2)               0.07              (1.26 )           1.21           1.33             1.18
     Cash distributions declared
         per share (2)                           1.52               1.52             1.52           1.49             1.41
     Weighted average number of
         shares outstanding (2)            43,495,919         39,402,941       26,648,219     11,711,934        4,035,835

At December 31:
     Total assets                      $1,601,368,100     $1,138,192,793     $680,352,013   $339,077,762     $134,825,048
     Total stockholders' equity (3)       607,737,698        672,214,104      660,810,286    321,638,101      122,867,427



 (1) Funds from operations are net earnings determined in accordance with Generally Accepted Accounting Principles ("GAAP") excluding depreciation and amortization, gains and losses on sale of real estate and nonrecurring items of income and expense of the Company. Funds from operations are generally considered by industry analysts to be the most appropriate measure of performance. FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings),
         (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITS because these REITS may not apply the definition of FFO in the same manner as the Company.

(2) All Share and per Share amounts have been restated herein to reflect the one-for-two reverse stock split.

(3) Includes subscriptions received of $0, $210,736, $385,523,966, $222,482,560 and $100,792,991, net of stock issuance costs of $1,493,436, $1,662,749, $38,415,512, $22,422,045 and $9,216,102 for the
         years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively, and net of $50,891 and $639,528 of common stock shares retired for the years ended December 31, 1999 and 1998, respectively. Stock issuance costs consist of selling commissions, marketing support and due diligence expense reimbursement fees, soliciting dealer servicing fees and organizational and offering expenses. The ratio of stock issuance costs to subscriptions received was 0, 1:0.13, 1:10, 1:10 and 1:11 during 2000, 1999, 1998, 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk, that are not historical facts, may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the company's credit facilities, the availability of other debt and equity financing alternatives, changes in interest rates under the company's current credit facilities and under any additional variable rate debt arrangements that the company may enter into the future, the ability of the company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the company, the ability of the company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans, the ability of the company to re-lease properties that are currently vacant or that become vacant and the ability of the company to securitize mortgage loans on a favorable and timely basis. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.


Organization and Nature of Business

         CNL American Properties Fund, Inc. ("APF" or the "Company") is a self-advised real estate investment trust ("REIT") that provides a full range of financial solutions to operators of national and regional restaurant chains, such as triple net leases, mortgage loans, secured equipment financing and advisory services, as well as turn-key and build-to-suit development services. At December 31, 2000 APF has financial interests in 1,206 properties diversified among more than 144 operators in 47 states. The Company's real estate portfolio subject to lease includes 762 properties. The mortgage loan portfolio, excluding mortgages previously securitized, consists of 444 properties. At December 31, 2000, the Company's servicing portfolio of net lease properties and mortgages includes over 2,500 units of which over 1,300 are serviced on behalf of third parties.

         The Company entered 2000 pursuing a strategy of merging with a number of affiliated partnerships that would have increased the Company's asset base by approximately $500 million, and simultaneously listing the Company's shares on the New York Stock Exchange. As a result of unfavorable market conditions, the Company and the general partners of the affiliated partnerships agreed to terminate the merger in March 2000.

         To improve its capital position, and to further diversify its business platform, the Company examined various alternatives in an attempt to maximize the stockholder value over the long-term. The Company responded by establishing a totally new platform for serving the franchise restaurant marketplace. This new strategy, made possible by the REIT Modernization Act, included looking at the two component parts of the Company's core operations - a real estate investment trust, and a specialty finance company allied with a major financial institution as its strategic partner. In June 2000 the Company formed a partnership, CNL Franchise Network, L.P. ("CFN" or the "Partnership") and contributed certain assets and operations in exchange for an 84.39% interest. Bank of America contributed its franchise finance originations group in exchange for a 9.18% non-voting redeemable interest in the Partnership. Bank of America is also the lender on a $500 million warehouse credit facility, a $43.75 million subordinated debt facility (the "Subordinated Note Payable"), serves as administrative agent on a $125 million revolving credit facility and provided a $175 million bridge financing. Bank of America's interest in the Partnership on a fully diluted basis after a conversion of the fully committed Subordinated Note Payable is 29.12%. The strategic alliance with Bank of America broadens the Company's financial products and offerings and enhances the Company's securitization platform thereby reducing the Company's reliance on public markets to raise capital.

         The Company also issued limited partnership interests in CFN amounting to 6.43% to CNL Financial Group, Inc., an affiliate of a director of the Company, in exchange for the operations of CNL Advisory Services, Inc. ("CAS"). CAS specializes in providing merger, acquisition and other advisory services to restaurant operators and expands the Company's services to the sector.

         The Bank of America and CAS transactions were accounted for at the fair value of the assets acquired. The excess of the purchase price over the fair value of the net tangible assets acquired of approximately $17 million was recorded as goodwill and is being amortized over twenty years.

         As a result of these changes, the Company is now divided into two operations, CNL Franchise Network Corp. and CNL Restaurant Properties, Inc. ("CNLRP"). These companies serve as intermediate holding companies for operating subsidiaries, CNL APF Partners, LP. and CFN.

         Effective January 1, 2001, the CFN holding subsidiary elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, CFN will be able to engage in activities that would previously have caused income to the Company from CFN to be disqualified from being eligible REIT income under the federal income tax rules governing REITS. CFN originates mortgages and leased properties for securitization and, in some cases, sale to third parties. CFN also performs net lease and loan servicing on behalf of others. While the Company intends to continue managing its existing core portfolio of real estate leases and loans, management expects that the activities of CFN will be an increasingly significant part of the Company's business on a going-forward basis.

Liquidity

         Beginning with the formation of CFN with Bank of America as our partner, the Company repositioned its financing platform for net lease originations from a portfolio approach to a capital markets approach, which takes advantage of securitization markets. Historically, the Company has bought properties and provided long-term triple-net lease financing to its clients. The properties were held on its balance sheet until maturity. The Company developed a financial product for franchise restaurant operators that permits the Company to securitize the cash flows from triple net leases, while retaining the on-going servicing. Also, in the case of net lease properties, the Company can elect to either sell or retain the residual interest in the real estate, potentially generating further liquidity. This decreases the Company's reliance on the public markets for capital. The $750 million warehouse credit facilities substantially enable the Company to finance restaurant operators with either a securitizable net lease or debt product, or a product that can be sold through the Company's private network, or other means.

         The internal designation of the CNLRP and CFN activities, and the alliance with Bank of America, has created the need for further discipline within the two distinct activities to manage their respective liquidity
positions.   Management  believes  this  discipline  will  continue  to  provide accountability for the financial performance of each segment and thereby ultimately protect APF stockholder value.

         During the year ended December 31, 2000, the Company originated $411 million of securitizable restaurant real estate financing, consisting of $175 million in net lease financing and $236 million in mortgage debt financing. The Company also referred $83 million of mortgages, other than securitizable mortgages, pursuant to its referral program with Bank of America. The Company's volume of originations accelerated in the second half of the year subsequent to the formation of CFN representing a 53% increase in securitizable originations over the first half of the year. During the years ending December 31, 1999 and 1998, the Company originated $635 million and $567 million, respectively, in net lease and mortgage debt financings. The Company's ability to originate a greater number of financings in the previous years was the result of availability to the Company of $670 million in net proceeds from three public offerings and available debt. While slowed in the first half of 2000 by the decision not to list the Company's shares, thereby precluding any opportunities to raise new equity capital at that time, volume of originations resumed in the second half through the alliance with Bank of America.

         Due to the declining operating performance of several major concepts within the franchise restaurant industry and the anticipated slowing economy, management believes that overall financing volume in this sector will decline in 2001. However management does believe that the Company's volume levels may be greater in 2001 primarily because several significant competitors have either ceased or have substantially curtailed their services to restaurant operators. In some cases those former competitors have outstanding commitments to provide financing that may translate into increased volume at the Company. Management also believes that there may be opportunities to increase its asset base through selective acquisitions of assets of competitors experiencing liquidity constraints. While not the primary focus in 2001, an acquisition of this nature of assets that meet the Company's underwriting standards would impact liquidity.

         The Company recycles its capital through periodic loan and net lease securitizations, in addition to smaller portfolio whole loan sales. The recycled capital is an important source of maintaining brand loyalty and strengthens our position of providing financing solutions to the sector, thereby maintaining valuable client relationships. While the difficulties of some of the Company's competitors have created an opportunity to potentially increase volume, they have also led to increased investor scrutiny of franchise-backed securities issued in a securitization. This could impact the Company's ability to profitably execute a timely securitization in 2001. Management believes the current market conditions and sentiment are an overreaction and temporary, but is exploring alternate strategies such as whole loan sales, structured note offerings and increased loan referrals to portfolio providers. Also, the Company's restructuring in 2000 has simplified its ability to offer select properties for sale to private investors. These sales and the resulting profits represent another alternative available to improve liquidity through our presence as a fully integrated REIT and can counter the impact of a volatile securitization market.

         The Partnership experienced increased delinquencies in its portfolios of mortgage loans and securitized mortgage loans during 2000. The Company has not historically experienced losses resulting from its lending activities and believes its underwriting standards are effective in assessing the credit strength and management of a restaurant operator. However the Company is not immune from the cyclical nature of the business of many of its clients and may continue to be affected by poor performance of some restaurant chains should their financial positions weaken.

         Delinquencies create decreased liquidity because of the reduced cash flows from the borrowers and because delinquent loans in the credit facilities no longer qualify for the same level of warehouse indebtedness, requiring greater levels of Company funds. Once a borrower has become ninety days delinquent, the warehouse facilities require the loan to be repurchased by the Company.

         The Company is exposed to the risk that its operators may not be able to meet the rent and interest payments due the Company, which may result in an operator bankruptcy or insolvency. Although the Company's operating lease agreements and loans provide the Company the right to terminate an investment, evict an operator, demand immediate repayment, and other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict the Company's ability to collect unpaid rent or interest, and collect interest during the bankruptcy proceeding. Further, the Company may be required to fund certain expenses in order to retain control of the property or to take possession of a property, which may expose the Company to successor liabilities. Should such events occur, the Company's revenue and operating cash flow may be adversely affected.

         The Company's customer base is characterized by a large number of individual customers, each with divergent needs and most with multiple relationships with the Company. Management identified the need to upgrade its technology and information systems to be able to better integrate its varied services. During 2000, the Company invested $4 million to upgrade its technology platform. The implementation of these changes became effective in the fourth quarter of 2000. In addition, the Company spent $1.2 million in research and evaluation of an e-commerce presence for the purchase and sale of real estate and related Company services. The Company expects that the updated systems and technology will enable the Company to become increasingly efficient in serving the restaurant operators. Management does not anticipate the need to incur similar types or amounts of capital expenditures in 2001.

Capital Resources

         At December 31, 2000, CFN maintained two mortgage warehouse facilities with a total borrowing capacity of $750 million ("Mortgage Warehouse Facilities"). Both of these Mortgage Warehouse Facilities enable the Company to provide net lease and mortgage financing to restaurant operators. CFN had approximately $464 million in financing outstanding on the two facilities at December 31, 2000. One such facility with a $250 million capacity has notified its clients, including the Company, that it no longer intends to provide this service in the marketplace, and the facility will expire on April 30, 2001. The Company has negotiated a replacement for this warehouse with a capacity of $200 million. The Company has elected to reduce the warehouse facility capacity in light of its expectation that $700 million is an adequate aggregate level of funding capacity.


         The Mortgage Warehouse Facilities bear interest on a weighted-average basis of approximately 89 basis points above LIBOR. As of December 31, 2000, the weighted average interest rate for the two facilities approximated 7.67%. CFN has entered into several interest rate swap agreements to hedge a portion of the interest rate risk. CFN believes that its interest rate risk related to the Mortgage Warehouse Facilities has been partially mitigated by the use of interest rate swaps. The effective weighted average interest rate for the outstanding balance related to the Mortgage Warehouse Facilities for the year ended December 31, 2000 was 7.98%.

         In August 1999, the Company created a $500 million loan sale facility syndicated with two third parties. In October of 2000 the trust relating to this facility liquidated and the Company received mortgage loans net of related debt of approximately $31 million and recorded a loss (of approximately $3.1 million) on liquidation of the residual interest.

         In August 2000, the Company issued Triple Net Lease Mortgage Bonds, Series 2000-A, resulting in the Company generating $280.9 million in proceeds. The proceeds were used to pay down shorter-term debt and more appropriately match maturities of long-term assets with long-term liabilities. The bonds are collateralized by 257 of the Company's real estate properties. The bonds were rated and classified resulting in a weighted average coupon rate of 7.93% and have a weighted average life of 10.13 years. Under the terms of the bond indenture, monthly lease payments received from tenants and available for debt-service, are generally required to be applied to the senior bonds. The indenture relating to the bonds provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the leases that serve as collateral for the bonds are less than 10 percent of the aggregate amounts due under the leases at the time of securitization.

         At the time of the alliance with Bank of America, the Company terminated a $300 million line of credit originally entered into in June 1999, and entered into a new $125 million unsecured revolving credit facility and a $175 million unsecured bridge financing. The $175 million bridge facility was repaid from the proceeds of the net lease securitization leaving the Company with the $125 million revolving credit facility (the "Credit Facility"). At December 31, 2000, the outstanding balance on the Credit Facility was $80 million. In connection with obtaining the Credit Facility, the Company incurred commitment fees, legal fees and closing costs of $2 million that have been capitalized. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure between 175 and 215 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance. The principal balance, together with all unpaid interest, is due in full upon termination of the Credit Facility on June 15, 2002. The Credit Facility includes financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of December 31, 2000.

         In April 2000, the Company purchased a two year interest rate cap for a $200,000,000 notional principal balance (the "Cap"). The purpose of the Cap was to reduce the impact of rising interest rates on its floating rate debt. The amount paid to the Company was equal to $200,000,000 multiplied by LIBOR for the periods outlined above. In August 2000, the Company reduced the notional amount of the interest rate cap to $100,000,000. The combination of the Cap and the Company's obligation result in the Company paying interest at a variable rate plus the spread above LIBOR on up to $100,000,000 of the outstanding Credit
Facility balance for periods when LIBOR is below 7.50%. When LIBOR reaches 7.50%, the Company pays the variable rate and receives the spread above LIBOR on up to $100,000,000.

         The Company believes, based on current terms, that the carrying value of its Credit Facility at December 31, 2000 approximates fair value. For the year ended December 31, 2000, the weighted average interest rate on amounts outstanding under the Credit Facility was 8.8%.

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147 million that will expire in October 2002. The proceeds of the Secured Credit Facility are to be used for property acquisitions. During 2000, the Company used a portion of the proceeds received from the issuance of the Triple Net Lease Mortgage Bonds to pay down the Secured Credit Facility. Borrowings under the Secured Credit Facility bear interest at the rate of commercial paper plus 56 basis points per annum. As of December 31, 2000, the interest rate on the Secured Credit Facility was 6.84%, outstanding borrowings under the Secured Credit Facility were approximately $85.6 million and the Secured Credit Facility was collateralized by mortgages on 93 Properties and an assignment of rents. Under the terms of the Secured Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants as of December 31, 2000. The Company believes, based on current terms, that the carrying value of the Secured Credit Facility at December 31, 2000 and 1999 approximates fair value

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding notional balance of $89.2 million at December 31, 2000 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Secured Credit Facility has been mitigated by the use of interest rate swaps. The effective interest rate for the outstanding balance relating to the Secured Credit Facility as of December 31, 2000 was 6.97% per annum.

         In June 2000, CFN entered into a $43.75 million senior subordinated note payable ("Subordinated Note Payable") with Bank of America that provides CFN additional working capital and the ability to receive advances to purchase and develop properties and to fund mortgage loans. This note is subordinated to the existing senior debt of the Company. The principal amount outstanding under the Subordinated Note Payable bears interest at a rate of 8.5% per annum payable quarterly. The principal balance, together with all unpaid interest, is due in full upon maturity of the note in June 2007. The Company believes, based on current terms, that the carrying value of its Subordinated Note Payable at December 31, 2000 approximates fair value.

         As previously stated, Bank of America holds a limited partnership interest in CFN, which was issued as a result of Bank of America's contribution of its franchise finance originations group. In addition, the Subordinated Note Payable has a conversion feature that allows Bank of America, beyond a specific date to have the note converted into additional limited partnership interests in CFN. The fully diluted percentage interest applicable to Bank of America in the event the entire commitment is converted is 29.12%.

Interest Rate Risk

         As of December 31, 2000, the Company had $80.0 million, $85.6 million and $463.8 million outstanding under its Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities, respectively. The Company has exposure to interest rate risk associated with the Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities due to the variable interest rates. The Company believes this risk has been partially mitigated with interest rate swap agreements and an interest rate cap agreement to reduce the impact of changes in interest rates on its floating rate debt.

         The Company invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. Management believes that its primary exposure is the risk of loss that may result from the potential change in the value of its mortgage loans held for sale and investments held for sale as a result of changes in interest rates, credit risk, market sentiment and other external forces.

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

         Management estimates that a one percent increase in long-term interest rates as of December 31, 2000, would have resulted in a decrease in the fair value of its fixed rate loans of $22 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $19.1 million. In addition, a one percent increase in short term interest rates for the year ended December 31, 2000 would have resulted in additional interest costs of approximately $2.0 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate changes at December 31, 2000, it is not intended to predict future results and the Company's actual results will likely vary.

         During the past three years, inflation has not significantly affected the earnings of the Company because of the moderate inflation rate. Additionally, earnings of the Company reflect primarily long-term investments with fixed rents or interest rates. These investments are mainly financed with a combination of equity, senior notes and borrowings under the revolving lines of credit or warehouses. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

Capital Commitments

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants that are not reflected in the accompanying condensed consolidated financial statements. These commitments, including development agreements, if accepted by the potential borrowers, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $169 million at December 31, 2000 of which approximately $37 million is currently scheduled for closing. The primary source of funding will be the Mortgage Warehouse Facilities augmented by the Subordinated Note Payable, the Credit Facility and the Secured Credit Facility.

Cash and Cash Equivalents

         At December 31, 2000 and 1999, the Company had $23.8 million and $46.0 million respectively, invested in short-term highly-liquid investments such as demand deposits at commercial banks and money markets with less than a 30-day maturity date.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, primarily through cash flow provided by operating activities and the Company's Credit Facility, Secured Credit Facility and Subordinated Note Payable. These short-term liquidity requirements consist of normal recurring operating expenses, regular debt service requirements and distributions to stockholders. The Company also intends to meet short-term liquidity requirements for funding of property acquisitions and loans prior to securitization using its Mortgage Warehouse Facilities. The Company will use the proceeds from the subsequent securitizations or sales of these Mortgage Loans and Properties to repay the Mortgage Warehouse Facilities. Periodic securitizations may also provide short-term liquidity for the payment of operating expenses and regular debt service requirements.

         The Company expects to meet its longer term liquidity requirements through a combination of periodic securitizations of mortgage loans and triple-net leases, select sales of certain assets held for sale, and short and long-term debt financing or equity financing. Periodic securitization is an effective method for accessing capital and results in the Company being less dependent on equity markets. In addition, the Company will continue to evaluate an eventual listing of the Company's shares on the New York Stock Exchange, which could permit the Company access to additional debt and equity capital. As of March 15, 2001, the Company's long-term liquidity requirements include the maturities of its Mortgage Warehouse Facilities in 2001, Credit Facility in 2002, Secured Credit Facility in 2002, Subordinated Note Payable in 2007 and Bonds Payable through 2021.

         The Company has a 100 percent interest in subsidiaries (including CNL Funding 2000-A, LP and CNL Restaurant Bond Holdings, LP) or investments in entities (including CNL Funding 99-1, LP and CNL Funding 98-1, LP) that were or may be established as bankruptcy remote entities to facilitate asset securitization. In connection therewith, assets have been or will be transferred directly or indirectly by the Company or an affiliate to such subsidiaries or entities. These bankruptcy remote entities are separate legal entities whose assets are not available to satisfy the claims of creditors of the Company, any subsidiary or any other affiliates.

         During the year ended December 31, 2000, the Company used cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses and funds used for investment in mortgage loans) of $156 million. During the year ended December 31, 1999, the Company generated cash from operations of $307.3 million. As a result of the 1999 merger with CNL Financial Services, Inc. and CNL Financial Corporation and subsidiaries, (collectively, "CNL Restaurant Financial Services Group"), the Company became subject to certain Generally Accepted Accounting Principles which require that the Company's investment in mortgage loans and the proceeds from mortgage loan sales or securitization activities be classified as operating activities for financial reporting purposes. If the Company's investment in, and sale or securitization of mortgage loans were excluded from operating activities in the years ended December 31, 2000 and 1999, the Company would have reported $42.6 million and $52.8 million, respectively in cash provided by operating activities. Cash provided by operating activities in the year ended December 31, 1998 before the referenced merger was $39.1 million.

         The Company declared and paid distributions to its stockholders of $66.3 million, $60.1 million and $39.4 million during the years ended December 31, 2000, 1999 and 1998, respectively. No amounts distributed or to be distributed to the stockholders as of March 15, 2001, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to make distributions to its stockholders and reviews the propriety of the distributions on a quarterly basis.

Results of Operations

         The Company's net earnings in the year ended December 31, 2000 were $2.9 million compared with a loss of $49.8 million in 1999 and net earnings of $32.1 million in 1998. The loss in 1999 reflects the $76.3 million charge associated with the acquisition of the external advisor on September 1, 1999 and $6.8 million in other transaction costs associated with the steps taken to list the Company's shares and merge with the CNL Income Funds. Earnings in 2000 reflect $10.3 million in additional transaction costs associated with the initial attempt to list the Company's shares and merge with the CNL Income Funds and the subsequent costs to restructure the Company's capital and the formation of a strategic alliance with Bank of America. The Company has experienced a significant growth in earning assets over the three year period, but earnings have been negatively impacted by costs relating to its capital restructuring and by a significant increase in delinquencies and vacancies attributed to certain franchise restaurant operators.

Income

         The Company recorded $85.8 million, $61.9 million and $33.1 million in rental income from operating leases and earned income from direct financing leases during the year ended December 31, 2000, 1999, and 1998, respectively. The Company has continued to invest in new properties throughout the three-year period. Rental income amounts from operating and direct financing leases are net of reserves against rental revenues of approximately $4 million in 2000. Reserves on rental revenue on occupied leases (as opposed to vacancies) were not significant prior to 2000. The Company experienced some tenant defaults throughout most of 2000 and has been working diligently to resolve the tenant defaults. The increase in rental revenues is attributed to the increase in the number of properties owned by the Company during 2000.

         The Company recorded $21.6 million, $7.2 million and $3.1 million in interest income from mortgage loans and equipment and other notes receivable during the years ended December 31, 2000, 1999 and 1998, respectively. The Company expanded its mortgage loan portfolio through the September 1, 1999 acquisition  of  the  CNL  Restaurant  Financial  Services  Group,  and  shortly thereafter securitized approximately $278 million in loans. The Company originated $225 million in new loans during 2000, including $107 million in the fourth quarter. In October 2000, the trust relating to the $500 million loan sale facility in which the Company had a residual interest liquidated, resulting in the transfer of approximately $170 million in loans on the balance sheet. The Company did not securitize loans during 2000. Interest income will continue to vary from year to year to reflect the timing of the originations and securitizations. The interest rate charged on new loan originations changes from time to time in response to changes in market interest rates. Market rate changes also may impact the market values of the loans held for sale under existing accounting standards the market value of existing loans may decrease when interest rates rise, or the value may subsequently recover from a previous decrease when rates go back down.

         During the year ended December 31, 2000, 1999, and 1998, the Company earned $7.9 million, $0.3 million and $0.1 million, respectively in other income. The significant increase in the current year is attributable to the full year effect of having acquired the servicing operations of the CNL Restaurant Financial Services Group in September 1999 and to the consulting revenues associated with the CAS operations acquired in June 2000.

Expenses

         General and administrative expenses when combined with management fees paid to related parties prior to September 1999, were approximately $25.0 million, $8.8 million and $4.6 million for the years ending December 31, 2000, 1999, and 1998 respectively. In September 1999, the Company acquired the Advisor and became internally advised. While the Company no longer incurs external expenses for asset management services, those expenses now impact the Company through direct payments of salaries, benefits and other expenses. Certain of these expenses that were previously capitalized when incurred through the external Advisor are now expensed as period costs pursuant to accounting standards, and the full year effect of the acquisition is seen in the year ended December 31, 2000.

         General and administrative expenses also include some costs associated with the non-recurring external costs designated below as transaction costs relating to the substantial restructuring of operations undertaken during the year. The current year securitization of net leases required a significant commitment of internal resources with a corresponding use of external resources. As a result, the Company incurred significant expenditures relating to the alliance with Bank of America that management expects will lead to improvements in internal processes that will be streamlined over time and result in improved management of the client relationships. The Company's financial systems had to be retooled to integrate information relating to the various services now offered to clients. The Company incurred $1.2 million in the year ended December 31, 2000 relating to research and planning regarding the use of web-based technology in its business. General and administrative expenses also include $0.9 million in expenses associated with CAS subsequent to its acquisition in June 2000.

         An area of uncertainty relates to the unknown future costs the Company may incur as it seeks resolution to tenant and borrower delinquencies. Management otherwise expects to realize savings from the retooled systems and processes in 2001 and is optimistic that this category of expense will begin to decrease relative to the revenues experienced by the Company.

         Interest expense was $47.6 million and $10.2 million for the years ended December 31, 2000 and 1999 respectively. There was no interest expense in 1998. The Company has continued to expand its operations in 2000 through increased property acquisitions and the origination of mortgage loans that were substantially funded through the Mortgage Warehouse Facilities. The increase in interest directly corresponds to a revenue growth of $38.6 million between 1999 and 2000, and $33.3 million between 1998 and 1999 as the Company leveraged additional volume. Maintaining sufficient volume is key to the Company's ability to maintain its competitive position in this business and to execute regular securitizations. The Company has also incurred debt to finance certain costs associated with the Company's strategic initiatives. These include expenses associated with the transition to an internally advised REIT, the proposed merger with the CNL Income Funds and with listing the Company 's shares, both of which were subsequently withdrawn, and costs associated with the new strategic direction currently underway with Bank of America as a partner.

         Expense categories such as property expenses and depreciation and amortization expenses have reflected and will continue to reflect the level of assets invested in leased properties that have been increasing accordingly throughout the three year period.

         Goodwill associated with the September 1, 1999 acquisition of the debt operations and with the June 19, 2000 contributions of the Bank of America franchise finance originations group, and the CNL Financial Group, Inc. advisory services group have resulted in increased amortization of goodwill compared to the prior periods, pursuant to current Generally Accepted Accounting Principles.

         Transaction costs were $10.3 million, $6.8 million, and $0.2 million for the years ended December 31, 2000, 1999, and 1998 respectively. Transaction costs reflect the 1999 and 2000 costs associated with the proposed merger with the CNL Income Funds that was subsequently withdrawn, and the listing of the Company's shares that was subsequently withdrawn. Costs in 2000 also include items associated with the integration of debt, net lease and other financial services with Bank of America as a partner. This includes the write-off of unamortized loan issuance costs relative to the repayment and termination of the former line of credit upon the creation of the new Credit Facility.

         Loss on investment in securities of $5.3 million during the year ended December 31, 2000 resulted from the $3.1 million loss upon the liquidation of the trust relating to the loan sale facility and from the $2.2 million permanent impairment of a residual interest investment.

         As described above, the year ended December 31, 1999 included a non-cash expense of approximately $76.4 million associated with the acquisition of CNL Fund Advisors, Inc., the Company's external advisor from a related party.

         The Company recorded a provision for loss on mortgage loans held for sale of $6.9 million for the year ended December 31, 2000 to reflect primarily the potential decline in value associated with the financial status and delinquencies of certain borrowers. Interest rate movements during 2000 created a $0.5 million improvement in the value of loans held for sale, offsetting a portion of the delinquency related losses.

         Losses on sale of assets were $0.7 million and $1.9 million for the years ending December 31, 2000 and 1999, respectively and none for the year ended December 31, 1998. The Company recognized a loss in 1999 primarily due to the fourth quarter securitization of loans.

         During the years ended December 31, 2000, 1999 and 1998 the Company recorded provisions for losses on assets of $2.6 million, $7.8 million and $0.6 million, respectively, for financial reporting purposes to adjust the carrying value of certain Properties to the estimated fair market value of these Properties.

         APF separated the performance of its real estate investment trust activities from the activities of the specialty finance activities of CFN for financial reporting purposes upon the alliance with Bank of America. The activities of CFN reflect an operating loss during the period beginning with the June 2000 alliance and ending December 31, 2000 of $17.7 million. The loss is primarily associated with the loss on investment in securities and provision for loss on mortgage notes held for sale as described above. In addition CFN incurred one-time costs associated with the development of an internet strategy, and to reflect the organizational restructuring necessary to achieve the specialty finance focus.


Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

           This   information  is  described  above  in  Item  7.   Management's
Discussion and Analysis of Financial Condition and Results of Operations.

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of CNL American Properties Fund, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)1 on page 56 present fairly, in all material respects, the financial position of CNL American Properties Fund, Inc. (a Maryland corporation) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)2 on page 57 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Orlando, Florida
March 15, 2001

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,
                                                                              2000                    1999
                                                                         ---------------         ---------------
ASSETS

Land, buildings and equipment on operating leases, less
    accumulated depreciation and allowance for loss                      $ 785,604,072            $ 681,210,344
Net investment in direct financing  leases,  less allowance for            169,221,416              145,743,195
loss
Mortgage loans held for sale                                               394,321,400               63,466,474
Mortgage notes receivable                                                   25,582,072                       --
Equipment and other notes receivable                                        47,189,252               42,748,420
Other investments                                                           33,519,302               75,806,738
Cash and cash equivalents                                                   23,772,166               46,011,592
Restricted cash                                                              1,875,838                       --
Receivables, less allowance for doubtful accounts
    of $7,257,207 and $2,660,069, respectively                               3,370,083                3,329,557
Accrued rental income                                                       16,027,991                8,116,794
Due from related parties                                                     1,864,583                1,315,721
Intangibles and other assets                                                99,019,925               70,443,958
                                                                       ----------------        -----------------

                                                                       $ 1,601,368,100          $ 1,138,192,793
                                                                       ================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Credit Facility                                                          $  80,000,000            $ 248,000,000
Note payable                                                                85,616,992              140,504,000
Mortgage warehouse facilities                                              463,764,785               30,749,540
Subordinated note payable                                                   34,000,000                       --
Bonds payable                                                              278,483,531                       --
Accrued construction costs payable                                           3,129,346               17,566,758
Accounts payable and accrued expenses                                        6,435,003                8,833,695
Due to related parties                                                       8,434,377               10,626,929
Other payables                                                              15,293,212                8,700,414
                                                                       ----------------        -----------------
       Total liabilities                                                   975,157,246              464,981,336
                                                                       ----------------        -----------------

Minority interests, including redeemable partnership interest               18,473,156                  997,353
                                                                       ----------------        -----------------

Commitments and Contingencies (Note 18)

Stockholders' equity:
    Preferred stock, without par value.  Authorized
       and unissued 3,000,000 shares                                                --                       --
    Excess shares, $0.01 par value per share.
       Authorized and unissued 78,000,000 shares                                    --                       --
    Common stock, $0.01 par value per share.  Authorized
       62,500,000 shares, issued 43,533,221
       shares, outstanding 43,495,919 shares                                   434,958                  434,958
    Capital in excess of par value                                         789,925,519              791,418,955
    Accumulated other comprehensive income/(loss)                              242,330                 (177,119 )
    Accumulated distributions in excess of net earnings                   (182,865,109 )           (119,462,690 )
                                                                       ----------------        -----------------
       Total stockholders' equity                                          607,737,698              672,214,104
                                                                       ----------------        -----------------

                                                                       $ 1,601,368,100          $ 1,138,192,793
                                                                       ================        =================
See accompanying notes to consolidated financial statements


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended December 31,
                                                                     2000                 1999                 1998
                                                                 --------------       --------------       -------------

Revenues:
    Rental income from operating leases                          $ 69,716,782         $ 49,755,374        $ 26,688,864
    Earned income from direct financing leases                     16,064,173           12,152,438           6,440,797
    Interest  income from mortgage,  equipment and other
        notes receivables                                          21,589,196            7,202,785           3,085,518
    Investment and interest income                                  8,205,250            6,683,372           5,899,028
    Fee and other income                                            7,912,469              257,639              72,830
                                                               ---------------      ---------------      --------------
                                                                  123,487,870           76,051,608          42,187,037
                                                               ---------------      ---------------      --------------
Expenses:
    General operating and administrative                           24,946,258            6,476,602           2,727,586
    Interest expense                                               47,612,460           10,205,197                  --
    Property expenses                                               4,401,588            2,353,259              70,895
    Asset management fees to related parties                               --            2,343,307           1,851,004
    State and other taxes                                           1,193,109              905,700             548,320
    Depreciation and amortization                                  17,713,928           10,346,143           4,054,098
    Transaction costs                                              10,315,116            6,798,803             157,054
    Loss on investment in securities                                5,347,659                   --                  --
    Provision for loss on mortgage loans held for sale              6,854,932              551,011                  --
    Advisor acquisition expense                                            --           76,333,516                  --
                                                               ---------------      --------------      ---------------
                                                                  118,385,050          116,313,538           9,408,957
                                                               ---------------      ---------------      --------------

Earnings/(Losses) Before Minority Interest in (Income)/
    Loss of Consolidated Joint Ventures, Equity in
    Earnings of Unconsolidated Joint Venture, Loss on
    Sales of Assets and Provision for Losses on Assets              5,102,820          (40,261,930 )        32,778,080

Minority Interest in (Income)/Loss of
    Consolidated Joint Ventures                                     1,023,730              (41,678 )           (30,156 )

Equity in Earnings of Unconsolidated Joint Venture                     97,559               97,307              16,018

Loss on Sales of Assets                                              (721,230 )         (1,851,838 )                --

Provision for Losses on Assets                                     (2,575,716 )         (7,779,195 )          (611,534 )
---------------------------------------------------------      ---------------      ---------------      --------------

Net Earnings/(Loss)                                               $ 2,927,163        $ (49,837,334 )      $ 32,152,408
---------------------------------------------------------      ===============      ===============      ==============

Earnings/(Loss) Per Share of Common
    Stock (Basic and Diluted)                                       $    0.07           $    (1.26 )         $    1.21
---------------------------------------------------------      ===============      ===============      ==============

Weighted Average Number of Shares
    of Common Stock Outstanding                                    43,495,919           39,402,941          26,648,219
---------------------------------------------------------      ===============      ===============      ==============

See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)

                  Years Ended December 31, 2000, 1999 and 1998


                                                                       Accumulated
                                                                         distributions
                                    Common stock         Capital in       in excess
                               -----------------------
                                 Number        Par        excess of         of net
                               of Shares      value       par value        earnings
                               -----------  ----------  --------------   -------------

Balance at December 31, 1997   18,096,486   $ 180,965   $ 323,706,926      $(2,249,790)


Subscriptions   received  for
common stock through public
offerings and
distribution reinvestment plan   19,276,198     192,762     385,331,204              --

Retirement of common stock        (34,757 )      (348 )      (639,180 )            --

Stock issuance costs                   --          --     (38,415,512 )            --

Net earnings                           --          --              --      32,152,408

Distributions declared and
    paid ($1.52 per share)             --          --              --     (39,449,149 )
                               -----------  ----------  --------------   -------------

Balance at December 31, 1998   37,337,927     373,379     669,983,438      (9,546,531 )

Subscriptions   received  for
common                             10,537         105         210,631              --
    stock   through    public
offering

Stock issuance costs                   --          --      (1,662,749 )            --

Common stock issued
    through merger              6,150,000      61,500     122,938,500              --

Net loss                               --          --              --     (49,837,334 )

Other comprehensive loss,
    market revaluation on
    available for sale securities      --          --              --              --



Total comprehensive loss               --          --              --              --


Retirement of common stock         (2,545 )       (26 )       (50,865 )            --

Distributions declared and
    paid ($1.52 per share)             --          --              --     (60,078,825 )
                               -----------  ----------  --------------   -------------

Balance at December 31, 1999   43,495,919     434,958     791,418,955    (119,462,690 )


Stock issuance costs                   --          --      (1,493,436 )            --

Net earnings                           --          --              --       2,927,163

Other comprehensive income,
    market revaluation on
    available for sale securities      --          --              --              --



Total comprehensive income             --          --              --              --


Distributions declared and
    paid ($1.52 per share)             --          --              --     (66,329,582 )
                               -----------  ----------  --------------   -------------

Balance at December 31, 2000   43,495,919   $ 434,958   $ 789,925,519     $(182,865,109)

                               ===========  ==========  ==============   =============


 Accumulated
   other
  compre-

  hensive                         Comprehensive
income/(loss)       Total         income/(loss)
-------------    -------------   ----------------

    $     --     $321,638,101        $        --





          --      385,523,966                 --

          --         (639,528 )               --

          --      (38,415,512 )               --

          --       32,152,408                 --


          --      (39,449,149 )               --
-------------    -------------   ----------------

          --      660,810,286                 --


          --          210,736                 --



          --       (1,662,749 )               --


          --      123,000,000                 --

          --      (49,837,334 )      (49,837,334 )



    (177,119 )       (177,119 )         (177,119 )




                                 ----------------

          --               --    $   (50,014,453 )
                                 ================

          --          (50,891 )               --


          --      (60,078,825 )               --
-------------    -------------

   (177,119)      672,214,104                 --


          --       (1,493,436 )               --

          --        2,927,163          2,927,163



     419,449          419,449            419,449

                                 ----------------

          --               --     $    3,346,612
                                 ================


          --      (66,329,582 )
-------------    -------------

 $    242,330     $607,737,698

=============    =============

See accompanying notes to consolidated financial statements


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                            2000                 1999              1998
                                                                       ---------------       -------------     --------------
Cash Flows from Operating Activities:

      Net earnings/(loss)                                               $  2,927,163        $ (49,837,334 )    $32,152,408
                                                                      ---------------      ---------------   --------------
      Adjustments to reconcile  net  earnings to net cash  provided by operating activities:
             Depreciation                                                 12,663,118            8,670,140        4,042,290
             Amortization                                                  5,050,810            1,676,003           11,808
             Advisor acquisition expense                                          --           76,333,516               --
             Provision for losses on assets                                2,575,716            7,779,195          611,534
             Provision for uncollectible mortgage notes                           --              988,561          636,614
             Provision   for    uncollectible    equipment   notes         2,026,645            1,000,000               --
receivable
             Loss on sales of assets                                         721,230            1,851,837               --
             Loss on investment in securities                              5,347,659                   --               --
             Provision for loss on mortgage loans held for sale            6,854,932              551,011               --
             Equity  in   earnings  of  joint   venture,   net  of             7,371               28,503          (15,440 )
distributions
             Proceeds from sale of loans                                          --          294,227,564               --
             Proceeds from securitization transaction                             --          257,812,474               --
             Purchase of other investments                                        --          (31,247,213 )             --
             Investment in mortgage loans held for sale                 (205,584,177 )       (266,302,331 )             --
             Collection on mortgage loans held for sale                    6,981,377            2,072,604               --
             (Increase) decrease in receivables                           (2,187,175 )         (5,296,996 )        262,958
             Decrease in net investment in direct financing leases         3,857,346            3,529,960        1,971,634
             Increase in accrued rental income                            (8,131,392 )         (4,156,881 )     (2,187,652 )
             Decrease (increase) in intangibles and other assets           8,211,245             (859,829 )        (29,477 )
             (Decrease) increase in accounts payable and accrued          (2,640,209 )          5,805,586          404,161
                expenses
             Increase   (decrease)  in  due  to  related  parties,
excluding
                reimbursement of acquisition and stockstock issuance      (2,362,485 )            958,461           31,255
                issuance costs paid on behalf of the Company
             (Decrease) increase in rents paid in advance                   (650,753 )            203,974          436,843
             Increase in deferred rental income                            1,031,201            2,865,041          693,372
             Increase (decrease) in other payables                         8,362,459           (1,434,310 )         63,811
             (Decrease) increase in minority interest                     (1,023,730 )             41,678           30,156
                                                                      ---------------      ---------------   --------------
                   Total adjustments                                    (158,888,812 )        357,098,548        6,963,867
                                                                      ---------------      ---------------   --------------

Net Cash (Used in) Provided by Operating Activities                     (155,961,649 )        307,261,214       39,116,275
                                                                      ---------------      ---------------   --------------

Cash Flows from Investing Activities:
      Additions to land and buildings on operating leases               (160,901,355 )       (286,411,210 )   (200,101,667 )
      Investment in direct financing leases                              (15,368,629 )        (63,663,720 )    (47,115,435 )
      Proceeds from sale of assets                                        14,681,727            7,555,199        2,385,941
      Proceeds from sale of consolidated partnership interest              1,187,238                   --               --
      Proceeds from sale of securities                                     7,720,997                   --               --
      Investment in mortgage notes receivable                               (653,922 )         (4,041,427 )     (2,886,648 )
      Collection on mortgage notes receivable                                965,612              393,468          291,990
      Investment in equipment notes receivable                           (10,476,685 )        (26,963,918 )     (7,837,750 )
      Collection on equipment notes receivable                             7,368,619            3,500,599        1,263,633
      Investment in joint venture                                                 --             (187,452 )       (974,696 )
      Purchase of other investments                                       (2,831,779 )                 --      (16,083,055 )
      Redemption of certificates of deposit                                       --            2,000,000               --
      Increase in restricted cash                                         (1,875,838 )                 --               --
      Increase in intangibles and other assets                              (377,755 )         (1,862,036 )     (6,281,069 )
                                                                      ---------------      ---------------   --------------
             Net cash used in investing activities                      (160,561,770 )       (369,680,497 )   (277,338,756 )
                                                                      ---------------      ---------------   --------------

See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                       Year Ended December 31,
                                                                           2000                 1999                 1998
                                                                       --------------       --------------       --------------

   Cash Flows from Financing Activities:
      Reimbursement of costs paid by related parties on
         behalf of the Company                                             $      --        $  (1,492,310 )      $  (4,574,925 )
      Proceeds from borrowings on credit facility,  note payable
         and subordinated note payable                                   397,538,000          439,941,245            7,692,040
      Payment on credit facility and note payable                       (586,425,008 )        (61,580,289 )             (8,039 )
      Proceeds from borrowings on mortgage warehouse facilities          301,227,438           27,101,067                   --
      Payments on mortgage warehouse facilities                           (7,718,739 )       (352,808,966 )                 --
      Contribution from minority interest of
         consolidated joint venture                                           39,922              740,621                   --
      Subscriptions received from stockholders                                    --              210,736          385,523,966
      Retirement of shares of common stock                                        --              (50,891 )           (639,528 )
      Distributions to minority interest                                    (146,601 )            (66,763 )            (34,073 )
      Distributions to stockholders                                      (66,329,582 )        (60,078,825 )        (39,449,149 )
      Payment of stock issuance costs                                     (1,493,436 )           (737,190 )        (34,579,650 )
      Issuance of bonds                                                  280,906,000                   --                   --
      Payment on bonds                                                    (2,422,469 )                 --                   --
      Payment of loan costs and bond issuance costs                      (20,891,532 )         (5,947,397 )                 --
      Other                                                                       --                   --              (95,101 )
                                                                      ---------------       --------------       --------------
             Net cash provided by (used in) financing activities         294,283,993          (14,768,962 )        313,835,541
                                                                      ---------------       --------------       --------------

Net (Decrease) increase in Cash and Cash Equivalents                     (22,239,426 )        (77,188,245 )         75,613,060

Cash and Cash Equivalents at Beginning of Year                            46,011,592          123,199,837           47,586,777
                                                                      ---------------       --------------       --------------

Cash and Cash Equivalents at End of Year                               $  23,772,166        $  46,011,592        $ 123,199,837
                                                                      ===============       ==============       ==============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Related parties  paid  certain  acquisition  and stock  issuance  costs on behalf of the Company as follows:
             Acquisition costs                                            $       --          $   579,206         $  1,113,580
             Stock issuance costs                                                                 124,031            4,228,480
                                                                                  --
                                                                      ---------------       --------------       --------------

                                                                          $       --          $   703,237         $  5,342,060
                                                                      ===============       ==============       ==============

      Capital lease obligation incurred for the lease
         of the Company's office space and furniture                       $      --         $ 10,056,645             $     --
                                                                      ===============       ==============       ==============

      Interest paid                                                    $  39,022,757         $ 10,937,309          $   338,569
                                                                      ===============       ==============       ==============

      Interest capitalized                                             $   2,252,720         $  3,889,327          $   402,292
                                                                      ===============       ==============       ==============
See accompanying notes to consolidated financial statements




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

                CNL AMERICAN PROPERTIES FUND, INC.
                         AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


During the year ended December 31, 2000, the Company formed a partnership by the name of CNL Franchise Network, L.P. ("CFN") CFN issued partnership interests to Bank of America and CNL Financial Group, Inc. in exchange for the following:

      Bank of America contributed the operations of its franchise finance business consisting of the following:

        Goodwill                                            $  14,270,000
                                                          ===============

 CNLFinancial Group, Inc. contributed its merger, acquisition and advisory services group consisting of the following:

        Cash                                                 $     39,922
        Receivables                                                25,197
        Due from related parties                                  408,443
        Other assets                                              362,934
        Goodwill                                                2,725,715
                                                           ---------------

        Total Assets                                        $   3,562,211
                                                           ---------------

        Accounts payable and accrued expenses                $    122,786
        Due to related parties                                     39,992
        Other payables                                            199,433
                                                           ---------------

        Total liabilities                                    $    362,211
                                                           ---------------

        Net equity                                          $   3,200,000
                                                           ===============


                        Liquidation of Residual Interest:

In October 2000, a trust in which the Company held a residual interest liquidated and distributed the following assets and liabilities in exchange for the investment:

        Mortgage loans held for sale                    $  170,317,335
        Mortgage warehouse facilities                     (139,506,546 )

See accompanying notes to consolidated financial statements

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999 and 1998


1.       Significant Accounting Policies:
         -------------------------------

         Organization  - CNL American  Properties  Fund,  Inc. was  organized in
         Maryland on May 2, 1994 and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its direct and indirect subsidiaries. These subsidiaries include CNL APF Partners, LP, a Delaware limited partnership formed in May 1998, and CNL APF GP Corp. and CNL APF LP Corp., the general and limited partner, respectively, of CNL APF Partners, LP. As a result of the merger on September 1, 1999 (see Note 14), the Company's subsidiaries also include CNL Fund Advisors, Inc., CNL Financial GP Holding Corp., CNL Financial LP Holding, LP, CNL Financial Services GP Corp. and CNL Financial Services LP. The Company offers financial, development, advisory and other real estate services to operators of selected national and regional fast food, family-style and casual dining restaurant chains.

         On June 1, 2000, the Company formed a partnership by the name of CNL Franchise Network, L.P. ("CFN") and transferred certain assets and operations to it in exchange for a combined general and limited partnership interest of 84.39%. Limited partnership interests amounting to 9.18% were issued to Bank of America in exchange for Bank of America's franchise finance business unit based in Atlanta, Georgia. In addition, limited partnership interests amounting to 6.43% were issued to CNL Financial Group, Inc., an affiliate of a director of the Company, in exchange for the operations of a company that specialized in merger, acquisition and other advisory services to restaurant operators. CFN accounted for the issuance of the Bank of America and CNL Financial Group, Inc. partnership interests at the fair value of the assets acquired. The excess of the purchase price over the fair value of the net tangible assets acquired of approximately $17 million was recorded as goodwill and is being amortized over a period of 20 years.

         In addition to forming the partnership, CFN also entered into a Strategic Alliance Agreement as well as additional mortgage warehouse and other credit facilities with Bank of America and its affiliates. Among other provisions, the Strategic Alliance Agreement provides the Company with the ability to offer Bank of America's additional financial related products and services to the restaurant operators it serves as well as access to the portfolio lending capabilities provided by Bank of America.

         Principles of Consolidation - The Company accounts for its 84.39%, 85.47%, 74.57% and 80% interests in CFN, CNL/Corral South Joint Venture, CNL/Chevys Annapolis Joint Venture, and CNL/MSC Joint Ventures, respectively, using the consolidation method. Minority interests represent the minority joint venture partners' proportionate

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         share of the equity in the Company's consolidated joint ventures. All significant intercompany balances and transactions have been eliminated. Minority interest at December 31, 2000 includes $14,270,000 relating to Bank of America's interest in CFN. This interest is redeemable at their option under certain conditions after a specified date for a cash payment of this amount.

         The Company accounts for its 59.22% interest in CNL/Lee Vista Joint Venture using the equity method because it shares control with the other joint venture partner. The difference between the Company's carrying amount of its investment in joint venture and the underlying equity in net assets of the joint venture is $75,954, less accumulated amortization at December 31, 2000 and 1999 of $4,798 and $2,899, respectively. This amount is being amortized on a straight-line basis over 30 years, the term of the joint venture agreement.

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Mortgage Loans Held for Sale - Mortgage loans held for sale are stated at lower of cost or fair market value, determined in the aggregate for each portfolio. The fair value of the mortgage notes held for sale is estimated based on one of the following methods: (i) quoted market prices or, in the absence of quoted prices (ii) present value of the expected cash flows.

         Mortgage Loan Origination Fees and Costs - The Company accounts for loan origination fees and costs incurred in connection with mortgage loans held for sale, mortgage loans, equipment and other notes receivable in accordance with Statement of Financial Accounting
         Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." This statement requires the deferral of loan origination fees and the capitalization of direct loan costs. The fees deferred, net of the costs capitalized, are amortized to income over the life of the loans. Loan origination fees and costs related to mortgage loans held for sale, net of amounts previously amortized, are recognized as income when the related loan is sold.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Allowance for Uncollected Amounts - Whenever it appears that future collection of principal on specific mortgage or equipment or other notes appears doubtful, a valuation allowance is established. The allowance represents the difference between the stated amount at December 31 and the net realizable value management expects to receive relating to the note.

         Other Investments - The Company determines the appropriate classification of other investments at the time of purchase and re-evaluates such designation at each balance sheet date. Investments classified as held to maturity are carried at their amortized cost. Investments classified as available for sale securities are stated at fair market value. The market value adjustment is included in the accumulated other comprehensive income. Investments classified as trading securities are recorded at market and changes are reflected in operations.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds and certificates of deposit. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Company in demand deposits at commercial banks, money market funds and certificates of deposit may exceed federally insured levels; however, the Company has not experienced any losses in such accounts.

         Restricted   Cash  -  Restricted  cash  relates  to  cash  received  in connection with certain securitized assets and Triple Net Lease Mortgage Bonds which is subject to certain restrictions until released by the trustee by the end of the following month.

         Derivative Financial Instruments - The Company uses derivative financial instruments to manage interest rate exposures that exist as a part of its ongoing business operations. The portfolio of fixed-rate mortgage loans and net leases held for sale through securitization is funded on an interim basis by the Company's variable rate mortgage warehouse facilities. The Company hedges against fluctuations in interest rates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         instruments used are interest rate swap agreements. The Company intends to terminate these off-balance sheet contracts upon securitization of the fixed-rate mortgage loans and net leases. At this time, both the gain or loss on the sale of the loans and net leases and the gain or loss on the termination of the interest rate contracts will be measured and recognized.

         The Company would be exposed to credit loss in the event of nonperformance by the counterparties to the interest rate contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, creditworthy financial institutions and, therefore, does not anticipate nonperformance.

         Servicing Rights - The Company securitizes or sells its mortgage notes and net lease receivables. Concurrent with these securitizations, the servicing rights related to these securitized mortgage notes and net lease receivables are granted to CNL Financial Services, LP (CFS), a subsidiary of the Company. CFS receives a percentage, based on monthly maximum outstanding balances, annually in exchange for servicing the securitized mortgage note and net lease receivables.

         Goodwill - Goodwill represents the remaining excess purchase price and related costs over the fair value assigned to the net assets/liabilities of CNL Financial Services, Inc. and CNL Financial Corporation and its subsidiaries acquired on September 1, 1999. Goodwill also includes the value assigned to Bank of America franchise originations group and the activities of CNL Advisory Services acquired in exchange for the issuance of partnership interests. Goodwill is amortized on a straight-line basis over 20 years. The Company reviews goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at December 31, 2000.

         Loan Costs - Intangibles and other assets include loan costs incurred in connection with the Company's note payable, credit and mortgage warehouse facilities and bonds payable that have been capitalized and are being amortized over the term of the relate debt using the straight-line method which approximates the effective interest method.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Loan costs are included in intangibles and other assets in the financial statements. As of December 31, 2000 and 1999, the Company had aggregate gross loan costs of $28,039,716 and $6,048,031, respectively. As of December 31, 2000 and 1999, accumulated amortization totaled $8,688,232 and $977,789, respectively.

         Income Taxes - The Company has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT.

         Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Notwithstanding the Company's qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and property.

         Effective January 1, 2001, the CFN holding subsidiary elected to be treated as a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act.

         Earnings Per Share - Basic earnings per share are calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the reporting period. As discussed in Note 11, the Company's subsidiary, CFN, has entered into a subordinated note payable with a conversion feature that allows one of the partners to convert the note into additional ownership of the subsidiary. For the year ended December 31, 2000, the impact of this conversion feature was antidilutive.

         Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassification   -  Certain  items  in  the  prior  years'  financial
         statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

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

                  Years Ended December 31, 2000, 1999 and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

         FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's or liability's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

         The Company estimates that on January 1, 2001 it will record a cumulative effect adjustment of $21.2 million (loss) to recognize at fair value all derivative instruments that are designated as fair-value hedging instruments. The Company expects to record an offsetting cumulative effect adjustment of $17.3 million (gain) in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets or liabilities.

         In addition, the Company estimates that it will record a cumulative effect adjustment of $5.2 million (loss) in accumulated other comprehensive income to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998



1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the Staff's views on applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is not expected to have a material impact on the Company's results of operations. SAB 101 requires the Company to defer recognition of certain percentage rental income until certain thresholds are met. The Company adopted SAB 101 beginning January 1, 2000 without restatement of prior periods.

2.       Land, Buildings and Equipment on Operating Leases:
         -------------------------------------------------

         Land, buildings and equipment on operating leases consisted of the following at December 31:


                                                                    2000                     1999
                                                              ------------------       -----------------

                Land                                              $ 381,703,694            $330,002,516
                Buildings                                           423,068,023             336,439,361
                Equipment                                             2,345,719               2,345,719
                                                              ------------------       -----------------
                                                                    807,117,436             668,787,596
                Less accumulated depreciation                       (24,922,388 )           (14,742,596 )
                                                              ------------------       -----------------
                                                                    782,195,048             654,045,000
                Construction in progress                              8,389,474              31,822,051
                                                              ------------------       -----------------
                                                                    790,584,522             685,867,051
                Less allowance for loss on
                    land and buildings                               (4,980,450 )            (4,656,707 )
                                                              ------------------       -----------------

                                                                  $ 785,604,072            $681,210,344
                                                              ==================       =================

         Substantially all property leases have initial terms of 13 to 25 years (most expiring between 2006 and 2024) and provide for minimum rentals. In addition, the majority of the property leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Most leases also allow the tenant to purchase the property at the greater of the Company's purchase price plus a specified percentage of such purchase price or fair market value after a specified portion of the lease has elapsed.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


2.       Land, Buildings and Equipment on Operating Leases-Continued:
         -----------------------------------------------------------

         Some leases also provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the property is placed in service. For the years ended December 31, 2000, 1999, and 1998, the Company recognized $9,384,482 (net of
         $496,717 in reserves and  reversals),  $5,143,552 (net of $1,149,333 in reserves and reversals), and $2,734,767 (net of $1,017,773 in reserves and reversals), respectively, of such rental income.

         During 2000 and 1999, the Company sold several properties that were subject to operating leases, and received net proceeds of $12,833,063 and $4,327,873, respectively. The sales in 2000 and 1999 resulted in losses of $732,334 and $781,192, respectively, for financial reporting purposes. The Company reinvested the proceeds from the sale of properties in additional properties.

         In 2000 and 1999, the Company recorded provisions for losses on land and buildings totaling $1,659,380 and $4,045,173, respectively, for financial reporting purposes relating to several Properties. The tenants of these Properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represent the amount necessary to reduce the carrying value to net realizable value of the properties at December 31, 2000 and 1999.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 2000:

                     2001                                  $ 66,317,202
                     2002                                    66,990,703
                     2003                                    68,125,563
                     2004                                    70,019,102
                     2005                                    71,101,894
                     Thereafter                             841,912,227
                                                    --------------------

                                                         $1,184,466,691
                                                    ====================

         These amounts also do not include minimum lease payments that will become due when properties under development are completed (see Note
         18).

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

 The following lists the components of net investment in direct financing leases at December 31:

                                                                       2000                    1999
                                                                  ------------------      ------------------

                   Minimum lease payments
                       receivable                                     $ 348,616,476            $302,703,373
                   Estimated residual values                             41,999,616              33,029,911
                   Interest receivable from
                       secured equipment leases                              63,032                 167,502
                   Less unearned income                                (217,406,307 )          (186,423,569 )
                   Less allowance for loss on
                       direct financing leases                           (4,051,401 )            (3,734,022 )
                                                                  ------------------      ------------------

                   Net investment in direct
                       financing leases                               $ 169,221,416            $145,743,195
                                                                  ==================      ==================

         The secured equipment leases recorded as direct financing leases as of December 31, 2000, provide for minimum rentals payable monthly and generally have lease terms ranging from four to seven years. The secured equipment leases generally include an option for the lessee to acquire the equipment at the end of the lease term for a nominal fee.

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                           2001                         $ 21,261,723
                           2002                           21,143,077
                           2003                           21,021,778
                           2004                           20,770,294
                           2005                           20,613,246
                           Thereafter                    243,806,358
                                                ---------------------

                                                       $ 348,616,476
                                                =====================

         During 1999, the Company sold one property, that was subject to a direct financing lease. The Company received net sale proceeds of $974,560. The net sale proceeds

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


3.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         approximated the carrying value of the property, resulting in no gain or loss. The Company reinvested the proceeds from the sale in an additional property. No sales of direct financing leases occurred in 2000.

         During the years ended December 31, 2000 and 1999, the Company received proceeds from various borrowers for the prepayment of 11 and 16 secured equipment leases, respectively. The Company collected $1,848,664 and $2,252,766, respectively, which was approximately equal to the net investment in the direct financing leases at the time of the prepayment. As a result, no gain or loss was recognized for financial reporting purposes.

         The Company recorded provisions for losses on direct financing leases totaling $916,336 during the year ended December 31, 2000 for financial reporting purposes relating to several properties. The tenants of these properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The allowances represent the amount necessary to reduce the carrying value of the properties at December 31, 2000 to their estimated net realizable value.

4.       Mortgage Loans Held for Sale:
         ----------------------------

         The loans represent first mortgage loans on land and/or buildings of franchised restaurant businesses comprising approximately $375 million in fixed-rate loans and approximately $20 million in variable-rate loans. Variable rate construction loans totaled approximately $8 million at December 31, 2000. The fixed-rate loans carry a weighted average interest rate of 9.72%. The variable-rate loans carry interest rates that adjust monthly based on a 30-day LIBOR plus a margin (average interest rate was 9.98% at December 31, 2000). The mortgage loans are being collected in monthly installments with maturity dates ranging from 2000 to 2020. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or require a prepayment penalty from the borrower. The variable-rate mortgage loans generally have no prepayment restrictions.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


4.       Mortgage Loans Held for Sale-Continued:
         --------------------------------------

         Mortgage loans held for sale consisted of the following at December 31:


                                                               2000                  1999
                                                        -------------------   -------------------

               Outstanding principal                          $400,952,189          $ 63,544,138
               Accrued interest income                           3,049,375               425,136
               Deferred financing income                        (2,274,221 )            (106,911 )
               Unamortized loan costs                                   --             1,143,683
               Valuation allowance                              (7,405,943 )            (551,011 )
               Allowance for uncollectible
                   mortgage notes                                       --              (988,561 )
                                                        -------------------   -------------------
                                                              $394,321,400          $ 63,466,474
                                                        ===================   ===================



         During the third quarter of 1999, the Company transferred all outstanding balances previously classified as mortgage notes receivable to mortgage loans held for sale. Effective January 1, 2000, the Company reclassified $29,468,690 of these loans back to investments in mortgage notes receivable (see Note 5).

         Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes standards for the recognition and derecognition of assets and liabilities subsequent to a transfer of financial assets and extinguishment of the related liabilities. The Company has applied this Statement in accounting for securitizations.

         The Company believes, based on current terms, that the carrying values of the mortgage loans held for sale at December 31, 2000, net of the valuation allowance, approximate fair value. The Company segregates its mortgage loans held for sale into two loan portfolios (Portfolio A and Portfolio B, collectively "the Portfolios"). Portfolio A represents the Company's potentially securitizable mortgage loans receivable; Portfolio B represents other mortgage loans. Mortgage loans held for sale are stated at lower of cost or fair market value, determined in the aggregate for each portfolio. The fair value of the mortgage notes held for sale is estimated based on one of the following methods: (i) quoted market prices, or in the absence of quoted market prices (ii) present value of the expected cash flows.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


4.       Mortgage Loans Held for Sale-Continued:
         --------------------------------------


         As of December 31, 2000 and 1999 the approximate cost and estimated fair market value of mortgage loans held for sale for each portfolio was as follows:

                                                                   2000                      1999
                                                           ----------------------    ----------------------
               Portfolio A:
                   Cost                                              359,800,000                63,544,000
                   Estimated fair market value                       376,000,000                62,993,000

               Portfolio B:
                   Cost                                               41,143,000                         -
                   Estimated fair market value                        33,737,000                         -


5.       Mortgage Notes Receivable:
         -------------------------

         As  discussed  in  Note 4,  Effective  January  1,  2000,  the  Company
         reclassified   $29,468,690   from  mortgage  loans  held  for  sale  as
         investments in mortgage notes receivable.

         Mortgage notes receivable consisted of the following at December 31:

                                                                       2000                    1999
                                                                  ----------------       -----------------

               Outstanding principal                                  $24,674,407                 $    --
               Accrued interest income                                    281,850                      --
               Deferred financing income                                  (60,532 )                    --
               Unamortized loan costs                                     767,519                      --
               Allowance for uncollectible
                   mortgage notes                                         (81,172 )                    --
                                                                  ----------------       -----------------

                                                                      $25,582,072                 $    --
                                                                  ================       =================

         Management believes that the estimated fair value of mortgage notes receivable at December 31, 2000 approximated the outstanding principal amount, net of the provision for uncollectible mortgage notes, based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


6.       Equipment and Other Notes Receivable:
         ------------------------------------

         In 2000 and 1999, the Company entered into several promissory notes with several borrowers for equipment and other financing for a total of $1,111,496, and $26,470,671, respectively. The promissory notes are collateralized by restaurant equipment. The promissory notes bear interest at rates ranging from ten percent to 11 percent per annum and are due in monthly installments with maturity dates ranging from 2001 to 2007.

         Equipment and other notes receivable consisted of the following at December 31:

                                                                           2000                   1999
                                                                      ---------------        ----------------

                  Outstanding principal                                  $46,870,639             $42,563,436
                  Accrued interest income                                  3,349,727               1,120,767
                  Deferred financing income                                  (24,628 )               (24,365 )
                  Unamortized loan costs                                      20,159                  88,582
                  Allowance for uncollectible notes
                      receivable                                          (3,026,645 )            (1,000,000 )
                                                                      ---------------        ----------------

                                                                         $47,189,252             $42,748,420
                                                                      ===============        ================


         Management believes that the estimated fair value of equipment and other notes receivable at December 31, 2000 and 1999 approximates the outstanding principal amount, net of the provision for uncollectible notes receivable, based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Other Investments:
         -----------------

         In August 1998 the Company acquired an investment in certain franchise loan certificates (the "1998 Certificates") issued in connection with a mortgage loan securitization transaction sponsored by CNL Financial Corporation, which was an affiliate prior to its acquisition by the Company in 1999 (see Note 14). Certain of the 1998 Certificates bear interest at an 8.4% pass through rate with an effective yield of 11.46%. Other 1998 Certificates bear interest at adjustable pass through rates which generated an effective yield of 9.16% in 2000.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


7.       Other Investments-Continued:
         ---------------------------

         At December 31, 2000 the carrying value of this investment was $16,568,238. At December 31, 2000, the fair market value of the 1998 Certificates was $10,463,057. The difference between the carrying value and fair value at December 31, 2000 is the result of using a higher discount rate at December 31, 2000 to determine fair value. At the time the investments were acquired, the discount rate ranged from eight to 15 percent, whereas discount rates used for the December 31, 2000 valuation ranged from 13 to 25 percent due to changing market conditions.

         In connection with the merger on September 1, 1999 of the Company and CNL Restaurant Financial Services Group (See Note 14), the Company acquired investments in an interest only certificate and other residual interests with a fair market value of $5,469,898. The interest only certificate and the other residual interests are classified as available for sale and are carried at fair market value based on estimated discounted cash flows. The accumulated unrealized gain at December 31, 2000 was $242,330.

         In August 1999, the Company created and retained a residual interest in a $500 million loan sale facility syndicated with two third parties. This facility permitted the Company to sell loans on a regular basis to a trust at an agreed upon advance rate. As of December 31, 1999 the Company had sold loans with an approximate principal balance of $300 million to the trust. In October of 2000 the trust relating to this facility liquidated and the Company received mortgage loans net of related debt of approximately $31 million and recorded a loss (of approximately $3.1 million) on liquidation of the residual interest.

         Certain mortgage loans originated or purchased by the Company were securitized in November 1999 and Franchise Loan Trust Certificates were sold to investors. The securitization resulted in a loss of approximately $1 million. The Company retained certain subordinated investment securities, ("the 1999 Certificates"). The 1999 Certificates totaling $21,142,843 at December 31, 1999 were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained interests based on their relative fair values. Approximately $7.7 million of the 1999 Certificates were classified as available for sale and were sold in April 2000. The

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


7.       Other Investments-Continued:
         ---------------------------

         remaining balance of approximately $13.4 million of the 1999 Certificates are classified as held to maturity. As of December 31, 2000, the Company recognized a permanent impairment of approximately $2.2 million on the residual value of the investment.

         The key assumptions used in calculating the value of these retained interests at the time of securitization are based on normal market assumptions as follows:

         o    five  percent   prepayment  penalty  computed  after  taking  into
              consideration the period of time covered by a yield maintenance and lockout prepayment penalties;

         o    a cumulative default ratio (CDR) of zero;

         o prevailing market discount rates at the time of securitization generally ranging from 8.36% to 65.1%; and

         o weighted average lives ranging from 6.17 to 17.81 years on the certificated traunches.

         Subsequently, the values of the retained securities are measured using the same prepayment and CDR assumptions with adjustments to prevailing market discount rates based on consultations with investment bankers.

         The following table shows the effects on an individual key assumption under two negative scenarios. Prepayment assumptions, after consideration of yield maintenance and lockout, would not have a further material impact on these scenarios.


                                                                        1998-1                   1999-1
                                                                     Certificates             Certificates
                                                                    ($ in millions)         ($ in millions)
                                                                   ------------------       -----------------
         Fair value of retained interests                                $15.9                    $13.9

         Weighted-average life (in years) of
             certificated traunches.                                      12.6                     17.2

         Residual cash flows discount rate (annual)

         Impact on fair value of 10% adverse change                       $0.6                     $0.7
         Impact on fair value of 20% adverse change                       $1.2                     $1.3

         Expected Credit Losses (annual rate)

         Impact on fair value of 2% adverse change                        $2.6                     $3.8
         Impact on fair value of 3% adverse change                        $1.8                     $2.1


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


7.       Other Investments-Continued:
         ---------------------------

         These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a percentage variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

         The following table represents the securitized portfolio and all managed loans as of December 31:

                                                                                       Principal Amount > 60 Days
                                                    Total Principal Amount                      Past Due
                                               ----------------------------------    -------------------------------
                   Type of Loan                     2000               1999              2000             1999
         ----------------------------------    ---------------    ---------------    -------------    --------------

         Mortgage loans                          $ 940,136,402     $ 567,799,134      $ 8,208,908       $ 5,807,905
         Equipment and other loans                  46,870,639        42,563,436       41,314,290        36,414,920
                                              ----------------   ----------------   --------------   ---------------

         Total loans managed or
              securitized:                         987,007,041       610,362,570       49,523,198        42,222,825

         Less:
              Loans securitized                   (512,154,161)     (533,416,784 )             --                --
              Loans held for sale or
                  securitization                  (403,307,834)      (34,382,350 )     (1,162,535 )              --
                                              ----------------   ----------------   --------------   ---------------

         Loans held in portfolio  (Notes 5        $ 71,545,046      $ 42,563,436     $ 48,360,663      $ 42,222,825
         & 6)
                                              ================   ================   ==============   ===============


         The Company has had no charge-offs for the periods ended December 31, 2000 or 1999.

8.       Credit Facility:
         ---------------

         At December 31, 1998, the Company had a revolving $35,000,000 unsecured line of credit with a bank which enabled the Company to receive advances to provide equipment financing, to purchase and develop properties and to fund mortgage loans. In June 1999, the Company obtained a new unsecured revolving credit facility in an amount up to $300,000,000 (the "Credit Facility"). In June 2000, at the time of the strategic alliance with Bank of America, the Company terminated its $300 million credit facility and

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


8.       Credit Facility- Continued:
         --------------------------

         entered into a new $125 million unsecured revolving credit facility and a $175 million unsecured bridge financing. The $175 million bridge facility was repaid from the proceeds of the bonds (see Note 12) leaving the Company with the $125 million revolving credit facility (the "Credit Facility"). At December 31, 2000, the outstanding balance on the Credit Facility was $80 million. In connection with obtaining the Credit Facility, the Company incurred commitment fees, legal fees and closing costs of approximately $2 million which were capitalized and are being amortized over two years. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure between 175 and 215 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25%, whichever the Company selects at the time of each advance.

         The principal balance, together with all unpaid interest, is due in full upon termination of the Credit Facility on June 15, 2002. The Credit Facility includes financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of December 31, 2000. The Company believes, based on current terms, that the carrying value of its Credit Facility at December 31, 2000 and 1999, approximates fair value. The weighted average interest rate during 2000 was 8.8%.

         In June 1999, in connection with the Credit Facility, the Company entered into an interest rate swap agreement. In April 2000, the Company terminated this swap agreement relating to the Credit Facility, and purchased a two year interest rate cap for a $200,000,000 notional principal balance (the "Cap"). The purpose of the Cap was to reduce the impact of rising interest rates on its floating rate debt. The amount paid to the Company was equal to $200,000,000 multiplied by LIBOR for the periods outlined above. In August 2000, the Company reduced the notional amount of the interest rate cap to $100,000,000. The combination of the Cap and the Company's obligation result in the Company paying interest at a variable rate plus the spread above LIBOR on up to $100,000,000 of the outstanding Credit Facility balance for periods when LIBOR is below 7.50%. When LIBOR reaches 7.50%, the Company pays the variable rate and receives the spread above LIBOR on up to $100,000,000.

9.       Note Payable:
         ------------

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147,000,000, which will expire in October 2002. The

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


9.       Note Payable-Continued:
         ----------------------

         proceeds of the Secured Credit Facility are intended to be used for property acquisitions. During 2000, the Company used a portion of the proceeds received from the issuance of the bonds (see Note 12) to pay down the Secured Credit Facility. Borrowings under the Secured Credit Facility bear interest at the rate of the lender's commercial paper plus 56 basis points per annum. As of December 31, 2000, the interest rate was 6.84%. The Secured Credit Facility is collateralized by mortgages on properties and an assignment of rents. As of December 31, 2000, 93 properties and assignment of rents collateralize the Secured Credit Facility with a value of $121,306,928. Under the terms of the Secured Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants as of December 31, 2000. The Company believes, based on current terms, that the carrying value of its Secured Credit Facility at December 31, 2000 and 1999, approximates fair value.

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding balance at December 31, 2000 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Secured Credit Facility has been mitigated by the use of interest rate swaps.

10.      Mortgage Warehouse Facilities:

         At December 31, 1999, the Company had a $300 million mortgage warehouse facility ("Warehouse Facility"). The facility bore interest at a rate of LIBOR plus 95 basis points per annum. As of December 31, 1999, the interest rate was 6.77%. As of December 31, 1999, the Company had $30,749,540 outstanding under this Warehouse Facility. The Company believed, based on current terms, that the carrying value at December 31, 1999 approximated fair value.

         At December 31, 2000, the Company had two mortgage warehouse facilities with a total borrowing capacity of $750 million ("Mortgage Warehouse Facilities") including funding from Bank of America. Both of these Mortgage Warehouse Facilities enable the Company to provide net lease or mortgage financing to franchised businesses prior to securitizing the loans through the securitization market. The Mortgage Warehouse Facilities are collateralized by $394,321,400 of mortgage loans held for sale and $115,931,911 of land, buildings and direct financing leases, as of December 31, 2000. The facilities bear interest at LIBOR plus a weighted average of 89 basis points per annum. As of December 31, 2000 the weighted average interest rate for the two facilities approximated 7.67%. After consideration of the Company's interest rate swaps, the effective weighted

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


10.      Mortgage Warehouse Facilities-Continued:
         ---------------------------------------

         average interest rate for the outstanding balance relating to the two Mortgage Warehouse Facilities was 7.98% for the year ended December 31, 2000. As of December 31, 2000 the Company had approximately $464 million outstanding under these Mortgage Warehouse Facilities. The Company believes, based on current terms, that the carrying value at December 31, 2000 approximates fair value.

11.      Subordinated Note Payable:
         -------------------------

         In June 2000, CFN, a limited partnership in which the Company has an 84.39% interest, entered into a $43,750,000 senior subordinated convertible note payable ("Subordinated Note Payable") with Bank of America which provides the Company additional working capital and the ability to purchase and develop properties and to fund mortgage loans. This note is subordinated to the existing Mortgage Warehouse Facilities of the Company. The principal amount outstanding under the Subordinated Note Payable bears interest at a rate of 8.5% per annum payable quarterly. The principal balance, together with all unpaid interest, is due in full upon maturity of the note in June 2007. The Company believes, based on current terms, that the carrying value of its Subordinated Note Payable at December 31, 2000 approximates fair value.

         As more fully described in Note 1, Bank of America holds a limited partnership interest in CFN. The Subordinated Note Payable has a conversion feature to allow the bank, subsequent to a specified conversion date, to have the outstanding note converted into additional limited partnership interests in CFN. The fully diluted percentage interest applicable to Bank of America in the event the entire commitment is converted is 29.12%.

12.      Bonds Payable:
         --------------

         In August of 2000, the Company issued Triple Net Lease Mortgage Bonds, Series 2000-A. The bonds have an aggregate principal balance of $280,906,000. Collateral for the bonds consists of 257 commercial real estate properties leased to tenants, with a carrying value of $339,436,331 as of December 31, 2000. Interest on $103,706,000 (Class
         A-1) of bond principal is payable monthly at 7.721% and interest on $177,200,000 (Class A-2) of bond principal balance is payable monthly at 8.044%. Under the terms of the bond indenture, monthly lease payments received from tenants and available for debt service are generally required to be applied first to payment of interest on both Class A-1 and A-2, then to payment of principal on Class A-1 and then to payment of principal on Class A-2. If payments by the tenants on the leased properties

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


12.      Bonds Payable - Continued:

         are received as expected with no defaults or early terminations, it is anticipated that the Class A-1 bonds will have a final payment date in August 2009 and the Class A-2 bonds will have a final payment date in April 2017.

         These payment assumptions are expected to result in the following maturities in each of the following years:

   2001                                        $  3,777,531
   2002                                           6,200,000
   2003                                           8,300,000
   2004                                           9,300,000
   2005                                          11,400,000
   Thereafter                                   239,506,000
                                       ---------------------
                                              $ 278,483,531
                                       =====================

         The indenture relating to the bonds provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the leases that serve as collateral for the bonds are less than 10 percent of the aggregate initial amounts due under the leases.

13.      Distributions:
         -------------

         For the years ended December 31, 2000, 1999 and 1998, approximately 40 percent, 97 percent and 85 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 60 percent, three percent and 15 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2000, 1999 and 1998 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

14.      Mergers:
         -------

         On September 1, 1999, the Company acquired CNL Fund Advisors, Inc. (the "Advisor") through the exchange of 100% of the outstanding shares of common stock of the Advisor for 3.8 million shares ($76,000,000) of the Company's common stock. The acquisition of the Advisor was recorded under the purchase method of accounting. The Company

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


14.      Mergers - Continued:
         -------------------

         expensed the excess purchase price (plus costs incurred related to the acquisition) over the fair value of the net assets acquired of $76,333,516.

         In addition, on September 1, 1999, the Company acquired CNL Financial Services, Inc. and CNL Financial Corporation and its subsidiaries (collectively, "CNL Restaurant Financial Services Group") through the exchange of 100% of the outstanding shares of common stock of those entities for 2.35 million shares ($47,000,000) of the Company's common stock. The acquisition was recorded under the purchase method of accounting. The Company recognized the excess purchase price (plus costs incurred related to the acquisition) over the fair value of the net assets acquired, of $45,703,072 as goodwill. This amount is being amortized over 20 years. The Company recorded amortization expense relating to goodwill of $2,747,617 as of December 31, 2000.

         Upon consummation of the mergers on September 1, 1999, all employees of the acquired entities became employees of the Company, and any obligations for the Company to pay fees to the Advisor (such as acquisition fees and asset management fees) under the Company's advisory agreement terminated.

         As described above, as consideration in its acquisitions of the Advisor and CNL Restaurant Financial Services Group, the Company paid 6.15 million shares. Of the 6.15 million shares issued, 1.0 million are being held in escrow. The shares held in escrow will be released to the former stockholders of the Advisor and the CNL Restaurant Financial Services Group based on the value of the restaurant properties acquired, mortgage loans made and development projects completed by the Company during the "escrow term." The "escrow term" began on September 1, 1999. If the Company fails, during the escrow term, to acquire restaurant properties, make mortgage loans and complete development projects of at least $750 million in the aggregate, any shares remaining in escrow at the end of the escrow term will be returned to the Company, and the former stockholders of the Advisor and the CNL Restaurant Financial Services Group will no longer have any rights to such Company shares. The Company's Board of Directors may, in its reasonable discretion, extend the escrow term for an additional six months following the escrow term if it reasonably believes that it is in the Company's best interest to do so. Management believes beyond a reasonable doubt that the total number of shares will be released from escrow during the term and therefore, the shares have been included in the acquisition price and included in issued and outstanding for financial reporting purposes, even though the unearned shares are held in escrow at December 31, 2000. As of December 31, 2000, 754,082 shares had been released from escrow.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


15.      Related Party Transactions:
         --------------------------

         Prior to becoming self-advised on September 1, 1999, certain directors and officers of the Company held similar positions with the Advisor, and the managing dealer of the Company's common stock offerings, CNL Securities Corp.

         During the years ended December 31, 1999 and 1998, the Company incurred $45,280 and $33,944,963, respectively, in fees due to various affiliates (including the Advisor) for services in connection with public offerings of the Company's shares, $6,858,650 and $17,668,837 respectively, in fees related to the operations and business acquisitions of the Company and $2,685,887 and $1,911,128, respectively, in asset management fees. No such fees were incurred for the year ended December 31, 2000 due to the merger.

         CNL Securities Corp. is entitled to receive, in connection with each common stock offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which each offering terminated in the amount of 0.20% of the stockholders' investment in the Company in connection with such offering. CNL Securities Corp. in turn may reallow all or a portion of such fee to broker-dealers whose clients purchased shares in such offering and held shares on such date. During 2000, 1999 and 1998, the Company incurred $1,493,436, $1,493,437 and $300,206, respectively, of such fees, all of which were reallowed. The soliciting dealer servicing fee will terminate as of the beginning of any year in which the Company is liquidated or the shares become listed on a national securities exchange or over-the-counter market.

         CNL Financial Group and CNL Shared Services, related affiliates, provide certain administrative services (including services for tax and regulatory compliance, stockholder distributions and reporting, investor relations, human resources, pay services, purchasing and information technology) to the Company on a day-to-day basis. The costs incurred related to these functions were $4,491,980, $2,842,283, and $1,189,471 for the years ended December 31, 2000, 1999, and 1998, respectively.

         During the years ended December 31, 1999 and 1998, the Company acquired 41 and five Properties, respectively, for approximately $39,700,000 and $8,770,000, respectively, from affiliates of the Company. Each Property was acquired at a cost no greater than the lesser of the cost of the Property to the affiliate, including carrying costs, or the Property's appraised value. Of the 41 Properties acquired from affiliates in 1999, 38 were acquired

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


15.      Related Party Transactions-Continued:
         ------------------------------------

         for a total purchase price of approximately $36,800,000 from Commercial Net Lease Realty, Inc. ("NNN"), a publicly traded real estate investment trust. James M. Seneff, Jr., the Chairman of the Board of the Company, is the Chairman of the Board and Chief Executive Officer of NNN and Robert A. Bourne, Vice Chairman of the Board of the Company, is also Vice Chairman of the Board of NNN. This transaction was approved by the Company's independent directors. No such transactions occurred during the year ended December 31, 2000.

         As of December 31, 2000, the Company was in the process of finalizing a lease agreement for its office space (the "Lease") with an affiliate of James M. Seneff, Jr., the Company's Chairman of the Board. The Lease provides for rent in the amount of approximately $1,015,000 per year, with a three percent increase annually, expiring in October 2014. The Company made rental payments during the year ended December 31, 2000 of approximately $835,000.

         Mortgage loans held for sale includes a $6,969,498 receivable from CNL Restaurant Investors Properties, LLC ("CRIP"), a related party under common control, as of December 31, 2000. Borrowings are utilized by CRIP to acquire or construct assets for lease under operating and capital  lease  agreements  to  qualified  third  party  entities.  The
         Company's receivable from CRIP is recorded at cost and is collateralized by CRIP's assets under lease. Interest is payable at rates ranging from 9.1 percent to 9.2 percent. Amounts are repayable to the Company in accordance with the monthly maturities specified in the lease agreements entered into by CRIP and qualified third-party entities. For the year ended December 31, 2000, the Company recorded interest income of $150,488.

         Equipment and other notes receivable includes a $4,264,358 receivable from CNL Restaurant Property Services, Inc. ("Development"), a related party under common control, as of December 31, 2000. Borrowings are utilized by Development to acquire or construct assets for lease under operating and capital lease agreements to qualified third party entities. The Company's receivable from Development is recorded at cost and is collateralized by Development's assets under lease. Interest is payable at a rate of prime plus 1%. The interest rate was 10.5% as of December 31, 2000. Amounts are repayable to the Company on or before April 2002. For the year ended December 31, 2000, Company recorded interest income of $216,714.

         The Company, through the acquisition of the Advisor on September 1, 1999, provides certain services relating to management of related parties and their properties pursuant to management agreements. Under these agreements, the Company is responsible for collecting rental payments, inspecting the properties and the tenants' books and records,

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


15.      Related Party Transactions-Continued:
         ------------------------------------

         assisting in responding to tenant inquiries and notices and providing information to the related parties about the status of the leases and the properties. For these services, the related parties have agreed to pay the Company an annual fee. For the years ended December 31, 2000 and 1999, the Company earned $1,560,136 and $300,718, respectively, of such fees.

         The due from related parties consisted of the following at December 31:


                                                                         2000                      1999
                                                                  --------------------      -------------------

                 Management fees                                          $   165,684               $   69,143
                 Expenditures incurred on
                     behalf of the related parties
                     for accounting and
                     administrative services                                1,698,899                1,246,578
                                                                  --------------------      -------------------

                                                                         $  1,864,583             $  1,315,721
                                                                  ====================      ===================

         In connection with the Mergers, the Company issued 6.15 million shares to directors and officers of the Company and affiliates of the Company.

16.      Concentration of Credit Risk:
         ----------------------------

         During the year ended December 31, 1998, Jack in the Box, Inc. (formerly Foodmaker, Inc.) provided $4,101,214 of the Company's revenues, representing more than ten percent of the Company's total rental, earned, investment and interest income from its properties, mortgage loans held for sale, secured equipment leases and Certificates. No individual lessee or borrower, or affiliated groups of lessees or borrowers represented more than ten percent of the Company's revenues during the years ended December 31, 2000 or 1999. In addition, during the year ended December 31, 1998, Golden Corral Family Steakhouse Restaurants and Jack in the Box provided $4,373,687 and $4,101,214, respectively, of the Company's revenues, each representing more than ten percent of the Company's total rental, earned, investment and interest income from its properties, mortgage loans held for sale, secured equipment leases and Certificates. No restaurant chains represented more than ten percent of the Company's revenues during the years ended December 31, 2000 and 1999.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


16.      Concentration of Credit Risk- Continued:
         ---------------------------------------

         Although the Company's properties are geographically diverse throughout the United States and the Company's lessees and borrowers operate a variety of restaurant concepts, 15 restaurant chains constitute 70% of the properties owned by the Company. Failure of any one of these restaurant chains or any one of these lessees or borrowers that contributes a significant portion of the Company's rental, earned, investment and interest income could significantly impact the results of operations of the Company if the Company is not able to re-lease the properties in a timely manner.

17.      Segment Information:
         -------------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131. "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement was effective for fiscal years beginning after December 15, 1997. In connection with the changes described in Note 1, the Company began evaluating the business based on two distinct lines of business. Effective June 1, 2000, the Company created separate legal entities to operate and measure the lines of business. Those entities are: CNL Restaurant Properties, Inc. ("CNLRP") and CNL Franchise Network Corp. ("CFNC"). CRP is the parent company of CNL APF Partners, and CFNC is the parent company of CFN. Prior to this date, the Company did not measure the operating segments, or manage the entities separately.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


17.      Segment Information- Continued:
         ------------------------------

         CNLRP holds real estate, mortgage loans, and equipment and other loans on a portfolio basis. CFNC originates mortgage loans and net leases with the intent to sell or securitize. The following table summarizes the results for the year 2000 with segment information for the two lines of business subsequent to June 1, 2000.


                                                                    (June 1 -
                                                                  December 31)        (June 1 -
                                                                      CNL            December 31)
                                                                   Restaurant       CNL Franchise       Consolidated
                                               (January 1 -       Properties,        Network Corp          Totals
                                                 May 31)              Inc.                               Year Ended
                                             -----------------   ---------------    ---------------    ----------------

Revenues                                         $ 43,490,437      $ 61,015,976        $18,981,457       $ 123,487,870
General operating and administrative
     expenses                                      (7,249,419 )      (6,399,628 )      (11,297,211 )       (24,946,258 )
Property  expenses  and  state  and other
taxes                                              (2,406,453 )      (3,188,244 )                0          (5,594,697 )
Interest expense                                  (15,178,106 )     (20,854,525 )      (11,579,829 )       (47,612,460 )
Depreciation and amortization                      (5,555,416 )      (8,379,440 )       (3,779,072 )       (17,713,928 )
Transaction costs                                  (1,439,638 )      (8,174,322 )         (701,156 )       (10,315,116 )
Provision for Losses on assets                        (66,478 )      (2,509,238 )                0          (2,575,716 )
Gain (Loss) on sale of assets                          26,122          (747,352 )                0            (721,230 )
Loss on investment in securities                            0                 0         (5,347,659 )        (5,347,659 )
Provision  for  loss  on  mortgage  loans
    held for sale                                  (2,757,893 )               0         (4,097,039 )        (6,854,932 )
Minority interest and equity earnings                 (20,860 )         (29,202 )        1,171,351           1,121,289
                                             -----------------   ---------------    ---------------    ----------------

Net earnings/(loss)                                 8,842,296        10,734,025        (16,649,158 )         2,927,163

Assets at December 31, 2000                               N/A      $992,704,942       $608,663,158      $1,601,368,100
Investments   accounted   for  under  the
equity method at December 31, 2000                        N/A        $1,067,130                N/A          $1,067,130
Additions to long-lived assets:
     Real estate                                 $ 50,580,684      $ 15,792,244       $109,897,056       $ 176,269,984


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


18.      Commitments and Contingencies:
         -----------------------------

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants that are not reflected in the accompanying consolidated financial statements. These commitments, including development agreements, if accepted by the potential borrowers, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $169 million at December 31, 2000 of which approximately $37.2 million has been scheduled for closing.

19.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each fiscal quarter during the years ended December 31, 2000 and 1999:

C

             2000 Quarter            First            Second            Third            Fourth            Year
          --------------------   ---------------   --------------   ---------------  ---------------  ------------------

          Revenue                   $26,512,006      $25,873,634       $27,988,253      $43,113,977      $123,487,870
          Net earnings/(loss)         7,379,504          654,926         3,576,046       (8,683,313 )       2,927,163
          Earnings/(loss) per
              share (Basic
              and Diluted)                 0.17             0.02              0.08            (0.20 )            0.07

             1999 Quarter            First            Second            Third            Fourth            Year
          --------------------   ---------------   --------------   ---------------  ---------------  ------------------

          Revenue                   $14,398,771      $17,751,584       $19,930,893      $23,970,360       $76,051,608
          Net earnings/(loss)        10,490,297       12,363,011       (66,181,634 )     (6,509,008 )     (49,837,334 )
          Earnings/(loss) per
              share (Basic
              and Diluted)                 0.28             0.33             (1.68 )          (0.15 )           (1.26 )


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 14, 2001.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Consolidated Financial Statements

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at December 31, 2000 and 1999

                  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated    Statements   of   Stockholders'   Equity   and
                  Comprehensive Income (Loss) for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2000

                  Schedule IV - Mortgage  Loans on Real  Estate at December  31,
                  2000

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

                  3.3 CNL American Properties Fund, Inc. Second Amended and Restated Articles of Incorporation (Included as
                           Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

                  4.1 Form of Stock Certificate (Included as Exhibit 4.5 to the Registrant's Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

                  10.1 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne,
                           G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, dated as of January 27, 1997, between CNL American Properties Fund, Inc. and Steven
                           D. Shackelford, dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis
                           B. McWilliams, and dated as of September 1, 1999, between CNL American Properties Fund, Inc. and each of Howard J. Singer, John L. Farren, Timothy J. Neville, Michael I. Wood and Barry L. Goff (Included as Exhibit 10.9 to the Registrant's Registration Statement No. 333-15411 on Form S-11 and incorporated herein by reference.)

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

                  10.4 First Amendment to Amended and Restated Credit Agreement dated as of December 31, 1999 between CNL APF Partners, LP and First Union National Bank, as Agent (Included as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

                  10.5 Franchise Receivable Funding and servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (Included as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

                  10.6 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (Included as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

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

                  10.18 Amended and Restated Credit and Reimbursement Agreement by and among CNL APF Partners, LP, CNL APF LP Corp., CNL APF GP Corp., Bank of America, N.A. and Bank of America Securities LLC, dated as of June 15, 2000 (included as Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.

                  21       Subsidiaries  of the Registrant  (Filed herewith.)


 (b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                         CNL AMERICAN PROPERTIES FUND, INC.

                         By:      JAMES M. SENEFF, JR.
                                  Co-Chief Executive Officer

                                  /s/ James M. Seneff, Jr
                                  -----------------------
                                  JAMES M SENEFF, JR


                                  CURTIS B. McWILLIAMS
                                  Co-Chief Executive Officer

                                  /s/ Curtis B. McWilliams
                                  ------------------------
                                  CURTIS B. McWILLIAMS

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                    Title                                   Date



/s/ James M. Seneff, Jr.                   Chairman  of the Board  and  Co-Chief              March 29, 2001
--------------------------------------
James M. Seneff, Jr.                       Executive     Officer      (Principal
                                           Executive Officer)


/s/ Robert A. Bourne                       Vice Chairman of the Board                         March 29, 2001
--------------------------------------
Robert A. Bourne


/s/ Curtis B. McWilliams                   Co-Chief       Executive      Officer              March 29, 2001
------------------------
Curtis B. McWilliams                       (Principal Executive Officer)


/s/ Steven D. Shackelford                  Executive  Vice  President  and Chief              March 29, 2001
-------------------------------------
Steven D. Shackelford                      Financial     Officer      (Principal
                                           Financial and Accounting Officer)


/s/ G. Richard Hostetter                   Independent Director                               March 29, 2001
--------------------------------------
G. Richard Hostetter


/s/ J. Joseph Kruse                        Independent Director                               March 29, 2001
---------------------------------------
J. Joseph Kruse


/s/ Richard C. Huseman                     Independent Director                               March 29, 2001
------------------------------------
Richard C. Huseman


               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999 and 1998


                                                       Additions                        Deductions
                                               ----------------------------    -----------------------------

                                 Balance at     Charged       Charged to        Deemed                           Balance
                                  Beginning        to           Other          Uncollec-                          at End
    Year         Description       of Year      Costs and      Accounts          tible          Collected        of Year
                                                Expenses
   --------    ----------------  ------------  ------------  --------------    -----------     -------------  --------------

    1998       Allowance for
                   doubtful
                   accounts (a)     $ 99,964    $ 636,614     $ 1,324,980  (b)     $  --            $ 4,743      $ 2,056,815
                                 ============  ============  ==============    ===========     =============  ==============

    1999       Allowance for
                   doubtful
                   accounts (a)    $2,056,815   $1,036,928     $ 3,057,049      $ 572,483  (c)      $389,093      $ 5,189,216
                                 ============  ============  ==============    ===========     =============  ==============

    2000       Allowance for
                   doubtful
                   accounts (a)    $5,189,216   $1,678,144     $ 5,414,580  (b) $ 543,173  (c)   $ 1,069,187     $ 10,669,580
                                 ============  ============  ==============    ===========     =============  ==============


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b)  Reduction of rental, earned and other income.

         (c)  Amounts written off as uncollectible.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
                                                               Costs Capitalized
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
                                  Initial Cost              Subsequent to Acquisition
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
                                 Encum-        Buildings and Improve-    Carrying
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
                           brances   Land      Improvements   ments       Costs
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Properties the Company
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
has invested in Under
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Operating Leases:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Applebee's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Antioch, Tennessee            (o)     609,696      770,331           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clarksville, Tennessee        (o)     556,070      983,010           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbia, Tennessee           (o)     625,868      936,068           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cookeville, Tennessee         (o)     489,867    1,003,630           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hendersonville, Tennessee     (o)     549,651      966,628           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hermitage, Tennessee          (o)     735,272      827,474           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hopkinsville, Kentucky        (o)     390,058      943,019           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lebanon, Tennessee            (o)     568,168      925,046           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Madison, Tennessee            (o)     740,165      835,996           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Montclair, California          -      874,094            -     880,494           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Moscow, Idaho                  -      537,410            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rockford, Illinois            (o)     603,828            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Salem, Oregon                  -      778,321            -   1,153,535           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Arby's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Allen, Texas                  (o)     508,994            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Arab, Alabama                 (o)     230,720      455,946           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Atlanta, Georgia              (o)     648,459            -     655,353           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Auburndale, Florida           (o)     326,788      391,270           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Avon, Indiana                 (o)     338,486      497,282           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bartow, Florida               (o)     226,428      414,175           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Brooksville, Florida          (o)     248,277      368,959           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Brooksville, Florida          (o)     266,606      421,780           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Canton, Georgia               (o)     586,476            -     606,850           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbus, Ohio                (o)     441,770            -     594,458           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbus, Ohio                (o)     483,868            -     576,483           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Douglasville, Georgia         (o)     708,710            -     546,363           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Flower Mound, Texas            -      434,130            -     618,352           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Grand Rapids, Michigan        (o)     312,670            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Greensboro, North Carolina    (o)     363,478      404,650           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Greenville, North Carolina    (o)     277,986      490,143           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hudson, Florida               (o)     270,539      488,818           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Indianapolis, Indiana         (o)     439,935            -     677,335           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jonesville, North Carolina    (o)     228,364      539,764           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kernersville, North Carolina  (o)     273,325      413,077           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kinston, North Carolina       (o)     268,545      485,160           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lakeland, Florida             (o)     235,996      452,008           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lawrenceville, Georgia        (o)     668,582            -     755,749           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lexington, North Carolina     (o)     320,924      463,347           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
New Port Richey, Florida      (o)     242,777      398,029           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orange, Connecticut           (o)     150,180            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orange Park, Florida          (o)     463,047            -     592,539           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Plant City, Florida            -      196,251      443,976           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Redford , Michigan            (o)     412,516            -     673,289           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Renton, Washington            (o)     583,115            -     778,732           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Southington, Connecticut      (o)     366,273            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Surfside Beach, South Carolina(o)     421,481            -     633,406           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tampa, Florida                (o)     322,412      371,694           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
The Colony, Texas              -      504,285            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Vancouver, Washington         (o)     733,180            -     665,895           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Walker, Michigan              (o)     498,403            -     701,467           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Waterbury, Connecticut        (o)     322,716            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Whitehall, Ohio               (o)     522,786            -     289,350           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bakers Square Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Alsip, Illinois               (o)     449,010      728,259           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Burbank, Illinois             (o)     679,830    1,041,258           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cherry Valley, Illinois       (o)     419,238      848,874           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Coon Rapids, Minnesota        (o)     543,966    1,131,838           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Deerfield, Illinois           (o)     573,069      468,307           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Downers Grove, Illinois       (o)     537,805      778,410           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Homewood, Illinois            (o)     601,418      760,181           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
LaGrange, Illinois            (o)     591,206      770,392           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lansing, Illinois             (o)     647,562      869,687           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mankato, Minnesota            (o)     488,663    1,141,844           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Matteson, Illinois            (o)     664,403      852,845           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Merrillville, Indiana         (o)     567,083    1,176,715           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Palatine, Illinois            (o)     686,927      674,672           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Palos Heights, Illinois       (o)     375,257      734,314           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Saint Charles, Illinois       (o)     614,512      630,952           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Westmont, Illinois            (o)     518,276      591,047           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Willowbrook, Illinois         (o)     586,045      718,306           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bandana's Bar-B-Q Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Arnold, Missouri               -      373,239            -     873,481           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Collinsville, Illinois         -      346,699            -     829,363           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbia, Missouri             -      501,566            -     920,312           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Barb Wires Steakhouse & Saloon
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lawrence, Kansas               -      493,489            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bennigan's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Arvada, Colorado              (o)     714,194    1,302,733           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Batavia, Illinois             (o)     944,185            -   1,529,062           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bedford, Texas                 -      768,333            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Canton, Ohio                   -    1,433,543            -     835,463           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clearwater, Florida           (o)     900,038            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Colorado Springs, Colorado    (o)     794,255            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Copley, Ohio                   -    1,433,543            -     835,463           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Englewood, Colorado           (o)     665,141            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Englewood, New Jersey         (o)   1,460,179      901,042           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Florham Park, New Jersey      (o)   1,077,645            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Glenview, Illinois             -    1,019,248            -   1,789,742           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Grapevine, Texas              (o)   1,038,598            -   1,523,346           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     908,502            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida          -      779,387            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida          -      832,557            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lone Tree, Colorado           (o)   1,075,230            -   1,502,305           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mount Laurel, New Jersey      (o)   1,305,939    1,030,685           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
North Richland Hills, Texas    -      886,048            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ocala, Florida                 -      693,453            -   1,072,916           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Oklahoma City, Oklahoma       (o)     756,750            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orlando, Florida              (o)   1,585,461      874,143           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pensacola, Florida            (o)     692,093            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Saint Louis Park, Minnesota   (o)     885,111            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tampa, Florida                (o)     741,286            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Woodridge, Illinois            -      789,680            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Big Boy Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Belleville, Illinois           -      289,405            -     584,386           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Benton Harbor, Michigan        -      168,583            -     876,117           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Crystal City, Missouri         -      273,460      828,751           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fenton, Missouri               -      624,303            -     952,724           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Grandview, Missouri            -      395,842            -     631,903           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Granite City, Illinois         -      122,097            -     974,597           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Guadalupe, Arizona             -      623,709            -   1,083,059           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Independence, Missouri         -      515,607            -     838,027           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Las Vegas, Nevada              -      656,263            -   1,312,746           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mansfield, Ohio                -      366,776            -     778,584           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
O'Fallon, Missouri             -      369,314            -     704,550           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Overland Park, Kansas          -      466,949            -     630,982           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Saint Clairsville, Ohio        -      437,383            -     903,780           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Taylor, Michigan               -      376,886            -     877,728           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Black Angus Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dublin, California             -    1,023,054            -   1,275,135           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orem, Utah                    (o)     799,168            -   1,229,788           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Black-eyed Pea Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fort Worth, Texas              -      679,384            -   1,028,766           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Glendale, Arizona              -      744,764            -   1,082,896           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Grapevine, Texas               -      892,828            -   1,323,506           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Herndon, Virginia              -      362,141      989,635           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hillsboro, Texas               -      404,881            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Killeen, Texas                 -      518,990            -   1,013,637           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
McKinney , Texas               -      690,692            -   1,121,270           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mesa, Arizona                  -      784,939            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mesa, Arizona                  -      821,177            -   1,050,746           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Norman, Oklahoma               -      568,489            -     958,822           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Boston Market Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Atlanta, Georgia               -      774,448            -     507,587           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Collinsville, Illinois         -      507,544            -     328,353           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbus, Ohio                 -      353,608      606,470           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Florissant, Missouri           -      705,522            -     626,845           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Gambrills, Maryland            -      667,992            -     661,776           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Glendale, Arizona              -      566,562      403,730           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Indianapolis, Indiana          -      885,567            -     648,755           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jessup, Maryland               -      631,336            -     675,111           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lansing, Michigan              -      515,827            -     572,706           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Newport News, Virginia         -      473,596      586,377           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Riverdale, Maryland            -      526,092            -     504,483           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Saint Joseph, Missouri         -      378,786            -     388,489           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Upland, California             -      788,248            -     209,449           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Vacaville, California          -      751,576            -     757,026           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Waldorf, Maryland              -      651,867            -     775,634           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Warwick, Rhode Island          -      234,685      589,367           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Buffet Town Restauarant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cedar Park, Texas              -      569,782            -     294,878           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Burger King Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Asheboro, North Carolina       -      597,021      962,188           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Atlanta, Georgia               -      394,712            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Burbank, Illinois             (o)     543,095            -     552,491           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chadbourn, North Carolina      -      217,079            -     858,549           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chattanooga, Tennessee        (o)     680,192            -     526,711           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chattanooga, Tennessee        (o)     769,842            -     376,964           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chicago, Illinois             (o)     917,717            -     713,170           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clinton, North Carolina        -      349,582            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbus, Ohio                 -      445,471      434,907           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Coon Rapids, Minnesota         -      387,913      560,993           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cut Off, Louisiana             -      323,106    1,219,165           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Highland, Indiana             (o)     672,815            -     553,461           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
John's Island, South Carolina  -      477,686      719,221           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kent, Ohio                    (o)     233,468      689,696           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lacey, Washington              -      308,272            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lake Charles, Louisiana        -      360,438    1,062,531           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lancaster, Ohio                -      339,900      745,696           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lynnwood, Washington           -      448,745      626,866           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Manchester, New Hampshire      -      775,925      458,838           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Montgomery, Alabama            -      379,798      695,812           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Montgomery, Alabama            -      402,927            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Natchez, Mississippi           -      273,353      718,493           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Oak Lawn, Illinois            (o)   1,211,346            -     741,406           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ooltewah, Tennessee           (o)     546,261            -     658,946           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Opelousas, Louisiana           -      625,123      958,670           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Portland, Oregon              (o)     525,000            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rochester, New Hampshire       -      261,321      802,689           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Shelton, Washington            -      424,416      822,399           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Saint Paul, Minnesota          -      281,966      581,637           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tampa, Florida                 -      481,173            -     652,659           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tappahannock, Virginia         -      363,327      596,839           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Warren, Michigan               -      375,952      820,967           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Wilmington, North Carolina     -      348,663            -     701,825           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Charley's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
McLean, Virginia               -      944,585      689,363           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chevys Fresh Mex Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Annapolis, Maryland            -    1,372,280            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Arapahoe, Colorado             -      986,426    1,680,312           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Auburn Hills, Michigan        (o)   1,122,087    2,017,496           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Beaverton, Oregon             (o)     938,162    1,681,670           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bloomington, Minnesota        (o)     869,178    1,309,759           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Brandon, Florida              (o)     844,185    1,425,740           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clearwater, Florida           (o)     984,259    1,103,690           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Greenbelt, Maryland           (o)     945,234    1,475,339           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Independence, Missouri         -    1,239,264    1,490,392           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kissimmee, Florida             -      570,815    1,536,290           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lake Oswego, Oregon           (o)     963,047    1,505,671           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Las Vegas, Nevada             (o)   1,156,847    1,188,272           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lilburn, Georgia              (o)   1,089,268      931,637           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Merriam, Kansas               (o)   1,032,271    1,074,834           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Naperville, Illinois           -      960,779    1,365,563           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Olathe, Kansas                (o)     470,047    1,541,280           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orlando, Florida              (o)   1,495,716    1,674,517           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tampa, Florida                (o)     869,408    1,548,972           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tampa, Florida                 -      878,358    1,449,034           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Taylor, Michigan              (o)     844,918    1,712,340           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chick-Fil-A Restaurant:                     -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rockwall, Texas                -      528,118            -     340,297           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Darryl's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Evansville, Indiana           (o)     563,479            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hampton, Virginia             (o)     698,367      523,919           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Huntsville, Alabama           (o)     777,842      609,765           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Knoxville, Tennessee          (o)     589,574            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Louisville, Kentucky          (o)     647,375            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mobile, Alabama                -      495,195            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Montgomery, Alabama           (o)     346,380            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Nashville, Tennessee          (o)     513,218            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orlando, Florida               -    1,485,631      772,853           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pensacola, Florida            (o)     389,394            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Raleigh, North Carolina       (o)     840,525      465,154           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Raleigh, North Carolina        -    1,131,164      719,865           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Richmond, Virginia            (o)     618,125            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Richmond, Virginia                    311,196            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Winston-Salem, North Carolina  -      436,867            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Del Taco Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mesa, Arizona                  -      642,483            -     581,759           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Denny's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Duncan, South Carolina        (o)     219,702            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Greensboro, North Carolina    (o)     361,025      572,098           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Greenville, South Carolina    (o)     457,851      454,566           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     392,818      664,851           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kansas City, Missouri          -      400,847            -     826,367           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Landrum, South Carolina       (o)     155,398            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lee's Summit, Missouri         -      503,048            -     626,215           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
McKinney, Texas                -      439,961            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Merriam, Kansas                -      644,889            -     991,991           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mooresville, North Carolina   (o)     307,292            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
North  Kansas City, Missouri   -      450,010            -     760,630           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pasadena, Texas                -      466,555            -     506,094           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Santee, South Carolina        (o)     328,506      358,314           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Sedalia, Missouri              -      318,979            -   1,013,110           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Shawnee, Oklahoma              -      528,090            -     625,653           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tampa, Florida                 -      397,302            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Topeka, Kansas                (o)     414,731            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Winter Springs, Florida       (o)     555,232            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Einstein Brothers' Bagels:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dearborn, Michigan             -      464,957            -     178,078           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Springfield, Virginia          -      633,691            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fazoli's Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Southaven, Mississippi        (o)     485,013            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Golden Corral Family Steakhouse
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bellevue, Nebraska             -      440,812            -   1,039,283           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Brunswick, Georgia             -      456,629            -   1,170,630           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Carlsbad, New Mexico           -      384,221            -     643,854           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cleburne, Texas                -      359,455            -     653,853           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clovis, New Mexico             -      426,349      805,517           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbia, Missouri             -      848,036            -   1,011,774           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbia, Tennessee            -      442,218      930,207           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbus, Ohio                 -    1,031,098            -   1,092,939           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cookeville, Tennessee          -      796,470            -   1,073,729           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Corpus Christi, Texas          -      576,548            -     934,918           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Corsicana, Texas               -      349,227            -     699,756           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Council Bluffs, Iowa           -      546,078            -     993,149           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Davenport, Iowa                -      601,296    1,344,016           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dover, Delaware                -    1,043,108            -     977,508           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dubuque, Iowa                  -      564,242            -   1,056,315           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Duncan, Oklahoma               -      161,390            -   1,028,945           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Edmond, Oklahoma               -      569,664            -   1,017,781           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Enid, Oklahoma                 -      364,536            -     865,147           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Evansville, Indiana            -      594,834            -   1,182,205           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Evansville, Indiana            -      585,396            -   1,519,454           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Flowood, Mississippi           -      588,243            -   1,080,988           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fort Dodge, Iowa               -      320,832            -   1,158,929           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fort Walton Beach, Florida     -      590,538            -   1,176,436           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fort Wayne, Indiana            -      740,240            -   1,378,548           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fort Worth, Texas              -      640,320      898,171           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Henderson, Kentucky            -      380,659            -   1,127,382           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hopkinsville, Kentucky         -      456,646            -     861,803           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida          -      615,554            -   1,184,073           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida          -      541,264            -   1,173,738           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida          -      681,984            -   1,345,152           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kansas City, Missouri          -      409,153            -     943,712           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lufkin, Texas                  -      479,197            -     954,051           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Moberly, Missouri              -      374,230            -     838,342           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mobile, Alabama                -      428,841            -   1,031,457           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Muskogee, Oklahoma             -      395,839            -     887,540           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Olathe, Kansas                 -      548,821            -   1,099,448           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Omaha, Nebraska                -      569,943            -   1,274,726           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Palatka, Florida               -      322,433            -     987,385           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pensacola, Florida             -      647,465            -   1,326,575           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Port Richey, Florida           -      626,999            -   1,130,692           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rock Hill, South Carolina      -      710,534            -   1,190,135           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tampa, Florida                 -      825,650            -   1,161,192           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Texarkana, Texas               -      664,537            -   1,136,955           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tulsa , Oklahoma               -      698,412            -   1,293,541           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Universal City, Texas          -      357,429            -     650,249           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Winchester, Kentucky           -      303,633            -     970,489           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ground Round Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Allentown, Pennsylvania       (o)     405,631      884,954           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cincinnati, Ohio              (o)     282,099      534,632           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dubuque, Iowa                 (o)     693,733      810,458           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ewing Township, New Jersey    (o)     371,254      685,847           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Janesville, Wisconsin         (o)     451,235      548,178           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kalamazoo, Michigan           (o)     287,331      712,081           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Maple Grove, Minnesota        (o)     862,659            -     744,049           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Parma, Ohio                   (o)     388,699      793,475           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Reading, Pennsylvania         (o)     728,574      793,410           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Waterloo, Iowa                (o)     436,471      659,089           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Wauwatosa, Wisconsin          (o)     627,680      804,399           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Guthrie's Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hoover, Alabama                -      493,536      619,786           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hardee's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chalkville, Alabama           (o)     201,069      465,165           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbia, Tennessee           (o)     226,300            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Gulf Shores, Alabama          (o)     409,444      604,784           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Horn Lake, Mississippi        (o)     302,787            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Johnson City, Tennessee        -      215,567            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mobile, Alabama                -      336,696            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Petal, Mississippi            (o)     324,298      420,017           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rock Hill, South Carolina      -      256,050      476,149           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tusculum, Tennessee           (o)     217,396      522,802           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Warrior, Alabama              (o)     177,659            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
West Point, Mississippi       (o)     173,386            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houlihan's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bethel Park, Pennsylvania      -      846,183      595,601           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Langhorne, Pennsylvania        -      817,039      648,765           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Plymouth Meeting, Pennsylvania -    1,181,460      908,880           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
International House of Pancakes
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Auburn, Washington             -      632,811    1,135,312           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ammon, Idaho                  (o)     414,559    1,034,440           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Birmingham, Alabama           (o)     536,536      832,527           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bristol, Virginia             (o)     543,521      830,047           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Brownsville, Texas            (o)     512,217      952,151           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Castle Rock, Colorado          -      540,896            -   1,196,239           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clarksville, Tennessee        (o)     375,987      964,430           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Elk Grove, California         (o)     584,766            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fairfax, Virginia             (o)   1,096,763      649,916           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fort Worth, Texas             (o)     575,285      802,974           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fort Worth, Texas             (o)     565,639      923,669           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Greeley, Colorado             (o)     416,279            -     867,972           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Greenville, South Carolina    (o)     476,847      961,606           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Harrisonburg, Virginia        (o)     458,630      975,485           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hiram, Georgia                (o)     560,531      879,312           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hollywood, California         (o)   1,407,002            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Homewood, Alabama             (o)     545,112    1,029,900           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     645,365      790,258           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Huntsville, Alabama           (o)     723,707      879,543           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jonesboro, Arkansas           (o)     357,985            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kansas City, Missouri         (o)     512,481      831,202           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Killeen, Texas                (o)     380,687      775,713           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lafayette, Louisiana          (o)     600,194      962,404           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lake Jackson, Texas           (o)     460,167      744,128           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Leesburg, Virginia            (o)     665,015      580,798           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Leon Valley, Texas            (o)     593,624      918,024           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Littleton, Colorado           (o)     604,992    1,259,964           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Loveland, Colorado            (o)     488,259            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Macon, Georgia                (o)     374,329      885,189           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
McAllen, Texas                (o)     593,419      847,268           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Murfreesboro, Tennessee       (o)     647,414      871,268           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Nacogdoches, Texas            (o)     417,141      982,193           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Norman, Oklahoma              (o)     492,965            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Oklahoma City, Oklahoma       (o)     798,203    1,041,822           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Phoenix, Arizona              (o)     668,112      941,796           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Port Arthur, Texas            (o)     382,950      957,912           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Poughkeepsie, New York        (o)     504,533      806,624           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pueblo, Colorado              (o)     504,492      797,087           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pueblo, Colorado              (o)     387,562      891,943           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rocky Mount, North Carolina   (o)     560,471      963,375           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Roseville, Michigan           (o)     282,868      843,648           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Antonio, Texas            (o)     685,745      914,967           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Shreveport, Louisiana         (o)     669,231      989,334           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Southaven, Mississippi        (o)     579,175    1,176,434           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Statesboro, Georgia           (o)     286,650            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Stockbridge, Georgia          (o)     765,743      652,671           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Victoria, Texas               (o)     319,237            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jack in the Box Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Allen, Texas                  (o)     711,642            -     726,339           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Austin, Texas                 (o)     532,366            -     407,286           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Austin, Texas                 (o)     447,208            -     880,283           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Avondale, Arizona             (o)     605,063            -     623,222           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bacliff, Texas                (o)     419,488            -     697,861           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bakersfield, California       (o)     295,417      683,436           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Baton Rouge, Louisiana        (o)     557,960      925,582           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Baton Rouge, Louisiana        (o)     361,841      804,635           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Baytown, Texas                (o)     402,155      770,994           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Burley, Idaho                 (o)     368,139      591,710           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Carson, California             -      457,821      708,581           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chandler, Arizona             (o)     481,456            -     636,588           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chandler, Arizona             (o)     604,724            -     600,686           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Channelview, Texas             -      361,238            -     711,595           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Charlotte, North Carolina     (o)     481,103      827,308           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cleburne, Texas               (o)     299,091      824,045           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Concord, North Carolina       (o)     578,906      752,831           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Conroe, Texas                 (o)     520,413      938,962           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Corinth, Texas                (o)     396,864            -     576,370           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Corning, California           (o)     163,533      994,490           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Corsicana, Texas              (o)     445,782      672,868           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dallas, Texas                 (o)     369,886            -     467,819           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Enumclaw, Washington          (o)     124,468            -     773,506           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Florissant, Missouri          (o)     389,265            -     779,211           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Folsom, California            (o)     635,343            -     652,472           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fort Worth, Texas             (o)     341,693            -     732,173           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fort Worth, Texas             (o)     482,309      716,199           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fresno, California            (o)     260,895      697,222           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fresno, California            (o)     462,813            -     548,493           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fresno, California             -      286,850      606,547           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Georgetown, Texas             (o)     499,875            -     866,353           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Granbury, Texas               (o)     404,270            -     831,716           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Gun Barrel City, Texas        (o)     284,046            -     549,495           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hillsboro, Oregon             (o)     699,776            -     864,724           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hollister, California         (o)     537,223            -     592,536           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                 -      545,485            -     527,020           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     375,776            -     643,445           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     403,002            -     610,815           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     631,275            -     567,912           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     420,521            -     543,338           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Humble, Texas                 (o)     437,667            -     591,877           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Humble, Texas                 (o)     390,509            -     542,599           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Humble, Texas                  -      372,584      746,622           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hutchins, Texas               (o)     272,937            -     653,792           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Irvine, California            (o)     899,898            -     733,701           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kent, Washington              (o)     737,038            -     553,688           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Las Vegas, Nevada             (o)     954,244            -     684,213           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Las Vegas, Nevada             (o)     730,674            -     547,445           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Los Angeles, California       (o)     911,754            -     531,018           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Los Angeles, California       (o)     740,616            -     678,189           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Los Angeles, California       (o)     853,821            -     602,301           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Los Angeles, California       (o)   1,076,096            -     591,340           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lufkin, Texas                 (o)     418,351            -     651,064           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lufkin, Texas                 (o)     363,967            -     776,605           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Menlo Park, California        (o)     685,448      860,792           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Moscow, Idaho                 (o)     217,851            -     751,664           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Nacogdoches, Texas            (o)     383,591            -     643,055           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ontario, California           (o)     771,241            -     793,229           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orange, Texas                 (o)     387,533            -     787,843           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Oxnard, California            (o)     681,663            -     642,924           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Palmdale, California          (o)     370,342            -     548,107           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Peoria, Arizona               (o)     572,719      681,319           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Peoria, Arizona               (o)     496,689            -     721,614           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pflugerville, Texas           (o)     717,246            -     657,685           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rock Hill, South Carolina     (o)     485,150      696,126           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Round Rock, Texas             (o)     320,788      936,221           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Saint  Louis, Missouri        (o)     474,296            -     727,491           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Salem, Oregon                 (o)     501,168            -     699,067           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Antonio, Texas            (o)     274,362            -     781,797           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Antonio, Texas            (o)     311,466            -     700,979           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Shelby, North Carolina        (o)     556,517      766,319           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Spring, Texas                 (o)     475,748            -     719,239           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Surprise, Arizona             (o)     673,677      723,004           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tacoma, Washington            (o)     495,529            -     759,800           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
The Colony, Texas             (o)     560,424      771,699           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tigard, Oregon                (o)     353,396            -     904,688           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tyler, Texas                  (o)     289,257            -     699,525           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Waxahachie, Texas             (o)     477,580            -     538,255           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Weatherford, Texas            (o)     464,986            -     785,149           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
West Sacramento, California   (o)     523,089            -     617,131           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Woodland, California          (o)     358,130            -     668,383           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jack in the Box/Arco Gas Station-
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
  Convenience Store:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Benicia, California            -      745,752    1,551,697           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Coachella, California          -      370,963    1,406,532           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jose Pepper's Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Blue Springs, Missouri         -      251,188            -     737,672           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
KFC Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Baton Rouge, Louisiana         -      106,180            -     625,743           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Baton Rouge, Louisiana         -      181,039            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Gretna, Louisiana              -      404,923            -     385,254           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
New Orleans, Louisiana         -      315,037            -     541,553           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
New Orleans, Louisiana         -      158,829            -     491,957           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
New Orleans, Louisiana         -      310,574            -     532,557           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
New Orleans, Louisiana         -      205,795            -     564,058           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Port Allen, Louisiana         (o)     165,191      858,299           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Putnam, Connecticut            -      301,723            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Krystal Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Brandon, Mississippi          (o)     340,115      687,423           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chattanooga, Tennessee         -      445,493      594,649           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Greenville, Alabama           (o)     190,146      614,193           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Montgomery, Alabama            -      311,103      506,943           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pelham, Alabama               (o)     413,658      514,450           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rincon, Georgia               (o)     454,265      573,950           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Scottsboro, Alabama           (o)     255,500      561,315           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Trenton, Georgia              (o)     336,004      579,290           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Leeann Chin Chinese Cuisine Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chanhassen, Minnesota          -      376,929      639,875           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Golden Valley, Minnesota      (o)     665,422            -     481,311           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Little Lake Bryan Land:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orlando, Florida               -    6,437,878            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
OT Hodge Chile Parlor Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Woodson Terrace, Missouri      -      744,126            -   1,221,749           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pizza Hut Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Adrian, Michigan               -      242,239            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Beaver, West Virginia          -      212,053            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Beckley, West Virginia         -      209,432            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bedford, Ohio                  -      174,721            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Belle, West Virginia           -       46,737            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bluefield, West Virginia       -      120,449            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bolivar, Ohio                  -      190,009      410,096           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bowling Green, Ohio            -      200,442            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bowling Green, Ohio            -      135,831      191,595           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Carrollton, Ohio               -      187,082      533,487           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cleveland, Ohio                -      116,849            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cleveland, Ohio                -      126,494            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cleveland, Ohio                -      226,163            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cooper City, Florida           -      161,249      234,940           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cross Lanes, West Virginia     -      215,881            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dania, Florida                (o)     124,245            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Defiance, Ohio                 -      242,239            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
East Cleveland, Ohio           -      194,012            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Euclid, Ohio                   -      202,050            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Huntington, West Virginia      -      212,093            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hurricane, West Virginia       -      180,803            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Key Largo, Florida            (o)     190,167            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lambertville, Michigan         -       99,166            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Marathon, Florida              -      267,703      128,483           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Marietta, Ohio                 -      169,454            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mayfield Heights, Ohio         -      202,552            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Miami, Florida                (o)     304,780      343,274           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Miami, Florida                (o)     356,701      232,498           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Miami, Florida                (o)     396,838      314,597           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Middleburg Heights, Ohio       -      216,518            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Millersburg, Ohio              -      213,090      635,104           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Milton, West Virginia          -       99,815            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Monroe, Michigan               -      152,215            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
New Philadelphia, Ohio         -      149,206            -     388,321           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
New Philadelphia, Ohio         -      223,981      442,758           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
North Miami, Florida          (o)     151,750      117,836           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
North Olmsted, Ohio            -      259,922            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Norwalk, Ohio                  -      261,529            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Oakland Park, Florida         (o)     332,956      324,151           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pembroke Pines, Florida       (o)     192,410      170,422           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pembroke Pines, Florida       (o)     182,322      216,719           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rocky River, Ohio              -      142,570            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ronceverte, West Virginia      -       99,733            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Sandusky, Ohio                 -      259,922            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Seven Hills, Ohio              -      239,023            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Steubenville, Ohio             -      228,199      475,421           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Strongsville, Ohio             -      186,476            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Toledo, Ohio                   -      208,480            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Toledo, Ohio                   -      197,227            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Toledo, Ohio                   -      176,170            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Toledo, Ohio                   -      128,604            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Toledo, Ohio                   -      194,097      142,478           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Uhrichsville, Ohio             -      279,779      562,521           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Weirton, West Virginia         -            -      178,187           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Wellsburg, West Virginia       -      167,170      168,363           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pollo Tropical Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Coral Springs, Florida        (o)     852,746    1,108,491           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Davie, Florida                (o)     712,865      873,395           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fort Lauderdale, Florida      (o)     397,878      923,975           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lake Worth, Florida           (o)     435,465      915,232           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Miami, Florida                (o)     789,680      604,283           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Miami, Florida                (o)     683,560      614,256           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Miami, Florida                (o)     654,766    1,195,901           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Miami, Florida                (o)     911,013    1,011,766           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Miami, Florida                (o)   1,244,893      918,257           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
North Miami, Florida          (o)     918,258      764,150           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Sunrise, Florida              (o)     569,436      968,749           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ponderosa Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Appleton, Wisconsin            -      181,153      561,582           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Blue Springs, Missouri        (o)     691,797            -   1,136,902           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Eureka, Missouri               -      379,675      604,449           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Indiana, Pennsylvania          -      714,789            -   1,317,317           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Johnstown, Pennsylvania       (o)     599,391            -   1,159,989           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kissimmee, Florida             -      214,177      853,505           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Massena, New York              -      129,816      659,340           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Middletown, New York           -      637,984      824,276           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Oneonta, New York              -      366,941      524,341           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Popeye's Famous Fried Chicken Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Thomasville, Georgia          (o)     113,780      407,429           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Valdosta, Georgia             (o)     158,880            -     378,057           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Red Robin Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbus, Ohio                 -      719,246            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rio Bravo Fresh Mex Cantina Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Altamonte Springs, Florida    (o)   1,259,828    1,623,073           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Atlanta, Georgia              (o)   1,463,644    1,874,198           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fayetteville, Alabama         (o)     200,583      996,927           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida         (o)   1,725,325    1,574,207           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lake Mary, Florida            (o)      88,077    2,019,028           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Morrow, Georgia               (o)     934,922    1,842,623           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Nashville, Tennessee          (o)     956,799    2,692,320           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Roadhouse Grill Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Brandon, Florida              (o)     914,103            -     691,171           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Centerville, Ohio              -    1,227,973            -     761,806           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clearwater, Florida           (o)   1,370,391            -     946,608           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbus, Ohio                (o)     894,077            -   1,038,617           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fairfield, Ohio               (o)   1,151,865            -     910,321           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Grove City, Ohio               -      649,962            -     978,307           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida         (o)     394,026            -   1,442,752           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida          -    1,313,730            -     887,733           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pensacola, Florida            (o)     927,463            -     691,228           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pineville, North Carolina      -    1,207,143            -   1,091,507           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rock Hill, South Carolina     (o)     608,698            -     903,887           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Roswell, Georgia              (o)     908,635            -   1,084,536           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Union Township, Ohio          (o)     703,734            -   1,053,562           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rubio's Baja Grill Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Taylorsville, Utah             -      889,562            -     487,475           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ruby Tuesday's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Angola, Indiana                -      355,000            -      24,069           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bartow, Florida                -      416,311            -     963,488           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Champlin, Minnesota           (o)     505,639            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Colorado Springs, Colorado    (o)     696,078            -   1,005,509           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Coral Springs, Florida        (o)     715,220            -   1,012,777           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dillon, Colorado              (o)     556,515            -   1,132,988           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Draper, Utah                   -      518,832            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Independence, Missouri         -      980,703            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Island Park, New York         (o)   1,383,854            -      66,728           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kansas City, Missouri          -      633,404            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lakeland, Florida             (o)     574,441      742,781           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lakewood, Washington          (o)     430,741            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Las Vegas, Nevada             (o)     757,137            -   1,070,951           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
London, Kentucky              (o)     354,415            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orange City, Florida          (o)     719,563            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orlando, Florida              (o)     601,201            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Port St. Lucie, Florida       (o)     423,971    1,197,836           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Somerset, Kentucky            (o)     545,612            -     868,606           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
University Place, Washington  (o)     472,186            -   1,114,550           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Vero Beach, Florida           (o)     536,564            -   1,267,552           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ruth's Chris Steak House Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
King of Prussia, Pennsylvania  -      965,223      549,565           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tampa, Florida                 -    1,076,442    1,062,751           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ryan's Family Steak House Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Spring Hill, Florida           -      591,371            -   1,175,273           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Shoney's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Indian Harbour Beach, Florida  -      309,101            -     420,246           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Phoenix, Arizona               -      478,254            -      45,166           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Sonny's Real Pit Bar-B-Q Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Athens, Georgia               (o)     628,688      962,524           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Conyers, Georgia               -      371,021      593,171           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Doraville, Georgia             -      585,461      812,822           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Marietta, Georgia              -      527,572      870,710           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Norcross, Georgia              -      734,105      961,287           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Smyrna, Georgia               (o)     634,379      643,323           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Thomasville, Georgia           -      263,022            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Venice, Florida                -      498,746            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Steak & Ale Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Altamonte Springs, Florida     -    1,006,396      690,731           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Austin, Texas                 (o)     705,557            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Birmingham, Alabama           (o)     715,432            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
College Park, Georgia         (o)     802,361            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Conroe, Texas                 (o)     590,733            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Greenville, South Carolina    (o)     670,594            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     964,354            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     776,694            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Huntsville, Alabama           (o)     641,125            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida         (o)     670,491            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Maitland, Florida              -      684,164            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Memphis, Tennessee             -      810,316      798,412           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mesquite, Texas               (o)     592,342            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Miami, Florida                (o)     594,142            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Middletown, New Jersey        (o)     933,759      763,368           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Norcross, Georgia             (o)     740,132            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orlando, Florida              (o)     922,679      725,256           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Palm Harbor, Florida          (o)     487,021            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pensacola, Florida             -      354,419            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tulsa, Oklahoma               (o)     433,713            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Super Smokers BBQ Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
St. Peters, Missouri           -      376,905            -     692,124           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Taco Bell Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Colonial Heights, Virginia    (o)     447,458      383,785           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hayes, Virginia               (o)     299,870            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Livingston, Tennessee         (o)     212,438            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Richmond, Virginia            (o)     402,947            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Richmond, Virginia            (o)     474,588      478,974           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Richmond, Virginia            (o)     404,578      451,129           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
St. Louis, Missouri            -      308,915      351,160           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
St. Louis, Missouri            -      349,637            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Wentzville, Missouri           -      339,162            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Williamsburg, Virginia        (o)     343,906            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Taco Bell/KFC Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Center, Texas                 (o)     297,185            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Gun Barrel City, Texas        (o)     266,372            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kaufman, Texas                (o)     406,780            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Taco Bell/Pizza Hut Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Arlington, Texas               -      276,616            -     589,368           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dallas, Texas                 (o)     185,281            -     517,865           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dallas, Texas                 (o)     335,174      694,862           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dallas, Texas                  -      355,763            -     496,898           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Taco Cabana Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Arlington, Texas              (o)     484,236      580,253           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Austin, Texas                 (o)     580,216      914,416           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Austin, Texas                 (o)     516,980      683,345           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Austin, Texas                 (o)     480,116      625,123           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dallas, Texas                 (o)     672,697      545,736           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dallas, Texas                 (o)     480,149      539,059           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Denton, Texas                 (o)     553,047      665,386           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     683,133      607,746           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     725,912      700,802           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     743,809      705,546           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     544,150      429,808           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     536,275      415,073           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     517,710      659,975           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     832,671      526,126           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     775,116      585,931           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Katy, Texas                   (o)     661,043      444,196           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pasadena, Texas               (o)     470,616      503,341           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pflugerville, Texas           (o)     666,078      805,918           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Antonio, Texas            (o)     436,316      696,091           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Antonio, Texas            (o)     374,261      577,088           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Antonio, Texas            (o)     530,003      715,598           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Antonio, Texas            (o)     739,181      687,534           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Antonio, Texas            (o)     655,066      712,790           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Schertz, Texas                (o)     476,579      628,660           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Universal City, Texas         (o)     377,210      732,557           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Texas Roadhouse Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ammon, Idaho                  (o)     504,934            -     829,740           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Arvada, Colorado              (o)     538,204            -   1,149,066           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Aurora, Colorado              (o)     656,917            -   1,208,688           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cedar Rapids, Iowa            (o)     581,847            -   1,135,505           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
College Station, Texas        (o)     520,037            -   1,074,176           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Concord, North Carolina       (o)     664,266            -     987,133           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Gastonia, North Carolina      (o)     235,195            -   1,115,831           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hickory, North Carolina       (o)     560,423            -   1,032,294           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Joliet, Illinois              (o)     535,714            -   1,290,109           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Shively, Kentucky             (o)     713,534      995,529           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
TGI Friday's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Albuquerque, New Mexico       (o)     968,686            -     278,117           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
El Paso, Texas                 -      599,160            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Goodyear, Arizona              -      967,242            -   1,726,827           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Henderson, Nevada             (o)   1,385,425            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Independence, Missouri         -      856,278            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lakeland, Florida              -      517,979            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Leawood, Kansas                -    2,459,048            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mesa, Arizona                  -      914,342            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Roseville, California         (o)   1,137,700            -     878,222           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Shawnee, Kansas                -      884,743            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Springfield, Ohio             (o)     831,472    1,208,442           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Temecula, California          (o)   1,239,565            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Union City, California         -    1,213,121            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tin Alley Grill Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Crystal, Minnesota            (o)     370,667      431,642           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Gloucester, New Jersey        (o)     422,489      528,849           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
TropiGrill Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Altamonte Springs, Florida    (o)     548,886      700,855           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orlando, Florida              (o)     618,372      631,369           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tumbleweed Southwest Mesquite
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   Bar & Grill Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clarksville, Tennessee         -      608,678            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Cookeville, Tennessee          -      511,084            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hermitage, Tennessee           -      551,646            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Murfreesboro, Tennessee        -      514,900            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Nashville, Tennessee           -      420,176            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Village Inn Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Omaha, Nebraska               (o)     511,811      756,304           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Wendy's Old Fashioned Hamburgers
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Atascadero, California        (o)     485,625            -     705,993           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Camarillo, California         (o)     640,066            -     688,918           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Knoxville, Tennessee          (o)     358,027            -     444,622           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Knoxville, Tennessee          (o)     555,813            -     442,025           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Paso Robles, California       (o)     489,097            -     735,630           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Westlake Village, California  (o)     841,374            -     699,082           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
                                  381,703,694  229,727,335  201,730,162          -
----------------------------------============-============-===========-===========
----------------------------------============-============-===========-===========

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Property of Joint Venture in Which
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   the Company has a 59.22% Interest
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   and has Invested in Under
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   an Operating Lease:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bennigan's Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orlando, Florida              (o)     708,297            -   1,008,108           -
----------------------------------============-============-===========-===========
----------------------------------============-============-===========-===========

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
                                                               Costs Capitalized
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
                                  Initial Cost              Subsequent to Acquisition
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
                                       Encum-  Buildings and Improve-    Carrying
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
                           brances   Land      Improvements   ments       Costs
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Properties the Company
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
has invested in Under
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Direct Financing Leases:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Applebee's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Freeport, Illinois            (o)     197,631    1,008,908           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Moscow, Idaho                  -            -    1,238,460           -           -
----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Rockford, Illinois            (o)   1,096,139            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tullahoma, Tennessee          (o)     324,362    1,009,364           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Arby's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Allen, Texas                  (o)           -            -     609,272           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Circleville, Ohio             (o)     310,889            -     629,853           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Grand Rapids, Michigan        (o)     938,296            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Huntsville, Alabama            -            -            -      595,801          -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Newark, Ohio                   -            -            -      339,772          -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orange, Connecticut           (o)     372,548            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Southington, Connecticut      (o)     542,818            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
The Colony, Texas              -            -           -      593,454           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Waterbury, Connecticut        (o)     472,739           -            -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Barb Wires Steakhouse Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lawrence, Kansas               -            -    1,022,607           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bennigan's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bedford, Texas                 -      954,774            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clearwater, Florida           (o)   1,043,049            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Colorado Springs, Colorado    (o)     902,872            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Englewood, Colorado           (o)   1,131,082            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Florham Park, New Jersey      (o)   1,092,401            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)     985,394            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida          -      819,356            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida          -    1,061,339            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
North Richland Hills, Texas    -      983,252            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Oklahoma City, Oklahoma       (o)   1,015,084            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pensacola, Florida            (o)     980,438            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
St. Louis Park, Minnesota     (o)   1,280,033            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tampa, Florida                (o)   1,324,729            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Winston-Salem, North Carolina (o)     247,828      992,552           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Woodridge, Illinois            -      991,688            -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Big Boy Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Bridgeton, Missouri            -            -            -     677,631           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Black-eyed Pea Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Albuquerque, New Mexico        -       705,746           -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Albuquerque, New Mexico        -       704,757           -           -           -
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Bedford, Texas                 -       655,028           -           -           -
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Dallas, Texas                  -       655,011           -           -           -
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Dallas, Texas                  -       698,827           -           -           -
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Dallas, Texas                  -       685,977           -           -           -
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Forestville, Maryland          -       681,034           -           -           -
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Fort Worth, Texas              -       655,014           -           -           -
-----------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hillsboro, Texas               -             -           -     716,364           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mesa, Arizona                  -        906,740          -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Oklahoma City, Oklahoma        -        651,523          -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Phoenix, Arizona               -        677,681          -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Phoenix, Arizona               -        677,805          -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Phoenix, Arizona               -        682,141          -           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Scottsdale, Arizona            -              -         -       823,188           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tucson, Arizona                -        678,333         -             -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Waco, Texas                    -        699,815         -             -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Wichita, Kansas                -        698,827         -             -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Burger King Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Atlanta, Georgia               -               -    -          582,222           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clinton, North Carolina        -               -    -          696,507           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lacey, Washington              -         840,711    -                -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Montgomery, Alabama            -         966,175    -                -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Olympia, Washington            -         920,058    -                -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Port Angeles, Washington       -         696,026    -                -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Prattville, Alabama            -         262,664   812,946           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tuskegee, Alabama              -         127,618   899,076           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chevys Fresh Mex Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Annapolis, Maryland            -       1,540,332   -                 -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Corky's Bar-B-Q Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hendersonville, Tennessee      -         782,282    -                -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Darryl's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Evansville, Indiana           (o)          -        974,401                      -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Knoxville, Tennessee          (o)          -        709,047          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Louisville, Kentucky          (o)          -        915,201          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mobile, Alabama                -          -      1,009,042          -            -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Montgomery, Alabama           (o)        -          952,382          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Nashville, Tennessee          (o)         -         736,400          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pensacola, Florida            (o)        -          725,709          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Richmond, Virginia            (o)        -          775,617          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Richmond, Virginia                        -         650,175          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Winston-Salem, North Carolina  -         -          812,752          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Denny's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Akron, Ohio                   (o)     137,424      938,202           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Duncan, South Carolina        (o)        -          826,770          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Landrum, South Carolina       (o)        -         492,869          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
McKinney, Texas                -         -               -      655,052           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mooresville, North Carolina   (o)        -          736,649          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tampa, Florida                 -         -               -      715,957           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Topeka, Kansas                (o)        -          700,166          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Winter Springs, Florida       (o)        -                -    886,915           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fazoli's Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Southaven, Mississippi        (o)         -         609,277          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hardee's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Aynor, South Carolina         (o)      44,871      557,446           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Biscoe, North Carolina        (o)      60,301      519,290           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbia, Tennessee           (o)           -      644,519           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Horn Lake, Mississippi        (o)           -       622,268           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Iuka, Mississippi             (o)     130,258      546,459           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Johnson City, Tennessee        -             -      618,318          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mobile, Alabama                -             -      540,173          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Warrior, Alabama              (o)            -      518,434          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
West Point, Mississippi       (o)            -     569,388          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
International House of Pancakes Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Alexandria, Virginia          (o)         -         852,645          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Anderson, South Carolina      (o)          -        957,414          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Blue Bell, Pennsylvania       (o)          -        829,834          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Chesapeake, Virginia          (o)          -     1,059,499           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Christianburg, Virginia       (o)          -       918,143           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Corpus Christi, Texas         (o)          -       864,457           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Crestwood, Illinois           (o)          -       935,262          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Elk Grove, California         (o)          -     1,039,584           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Flagstaff, Arizona            (o)     293,762    1,121,276           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fredericksburg, Virginia      (o)          -        972,595          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hickory, North Carolina       (o)          -     1,202,183           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hollywood, California         (o)           -       994,845          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)           -    1,017,365          -            -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                 -            -       764,708          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, North Carolina  (o)     336,178    1,035,419           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jonesboro, Arkansas           (o)           -       986,813          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Loveland, Colorado            (o)           -      963,597           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Maryville, Tennessee          (o)     243,825      963,231           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Montgomery, Alabama           (o)           -       843,378          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Norman, Oklahoma              (o)           -     1,082,505          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pittsburg, California         (o)           -     1,014,264          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Plano, Texas                  (o)           -      982,443          -            -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Salem, New Hampshire           -            -       779,153         -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Antonio, Texas            (o)           -     1,081,335          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Shreveport, Louisiana         (o)     339,479    1,117,511           -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Statesboro, Georgia           (o)           -       793,417          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tuscaloosa, Alabama           (o)           -       930,720          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Victoria, Texas               (o)           -      814,015          -            -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Virginia Beach, Virginia      (o)           -     1,013,830          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Warner Robins, Georgia         -            -       833,493          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
KFC Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Baton Rouge, Louisiana         -             -            -    578,860           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Putnam, Connecticut            -             -      530,846          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
NI's International Buffet Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Eastlake, Ohio                 -       256,332     1,473,307         -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
On the Border Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Antonio, Texas             -            -           -      1,305,217          -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Popeye's Famous Fried Chicken Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Starke, Florida               (o)     208,910            -     427,066           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pizza Hut Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dania, Florida                (o)           -       170,664          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Key Largo, Florida            (o)           -      389,965          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Red Robin Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Columbus, Ohio                 -            -            -   1,392,872           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ruby Tuesday's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Champlin, Minnesota           (o)           -             -   1,151,835           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Draper, Utah                   -            -             -   1,036,077           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Independence, Missouri         -            -             -    554,092           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kansas City, Missouri          -            -             -   1,115,425           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lakewood, Washington          (o)           -             -   1,127,476           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
London, Kentucky              (o)           -             -    845,249           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Louisville, Kentucky           -            -             -   1,072,199           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orange City, Florida          (o)           -             -   1,047,180           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Orlando, Florida              (o)           -                  1,009,008          -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Puyallup, Washington           -            -                   934,118           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Sebring, Florida              (o)     230,901            -     775,843           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
St. George, Utah               -            -            -     895,583           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Sonny's Real Pit Bar-B-Q Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Thomasville, Georgia           -           -            -      988,618           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Venice, Florida                -           -      1,004,407          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Steak & Ale Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Austin, Texas                 (o)          -        745,609          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Birmingham, Alabama           (o)          -        681,623          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
College Park, Georgia         (o)          -        909,525          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Conroe, Texas                 (o)          -      1,032,606          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Greenville, South Carolina    (o)          -      1,180,342          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)          -        978,733          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Houston, Texas                (o)          -      1,092,606          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Huntsville, Alabama           (o)          -        810,041          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Jacksonville, Florida         (o)          -        879,060          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Maitland, Florida              -           -        791,599          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mesquite, Texas               (o)          -        908,017          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Miami, Florida                (o)          -      1,176,774          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Norcross, Georgia             (o)          -        966,814          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Palm Harbor, Florida          (o)          -        816,569          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Pensacola, Florida             -           -        826,191          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tulsa, Oklahoma               (o)          -      1,067,543          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Taco Bell Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hayes, Virginia               (o)         -         443,302          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Livingston, Tennessee         (o)         -              -     436,198           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Richmond, Virginia            (o)         -         575,079          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
St. Louis, Missouri            -          -        471,686          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Wentzville, Missouri           -          -              -     589,290           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Williamsburg, Virginia        (o)         -              -     438,410           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Taco Bell/KFC Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Center, Texas                 (o)         -         559,996          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Gun Barrel City, Texas        (o)         -         658,209          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Kaufman, Texas                (o)         -         630,395          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Texas Roadhouse Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Dickson City, Pennsylvania     -           -              -   1,070,508           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fayetteville, North Carolina   -           -        944,114          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
TGI Friday's Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
El Paso, Texas                 -            -      1,089,566          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Henderson, Nevada             (o)           -             -   1,973,551           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Independence, Missouri         -            -             -   1,664,913           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Lakeland, Florida              -            -            -   1,304,377           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Leawood, Kansas                -            -             -   1,430,005           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Mesa, Arizona                  -            -             -   1,440,217           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Shawnee, Kansas                -            -             -   1,748,685           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Temecula, California          (o)           -             -   1,476,765           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Union City, California         -            -             -   1,984,765           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
TGI Friday's/Redfish Looziana Roadhouse
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Diego, California          -    2,399,895            -   3,646,084           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Tumbleweed Southwest Mesquite Bar & Grill
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   Restaurant:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Clarksville, Tennessee         -             -            -    934,598           -
-----------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Cookeville, Tennessee          -             -            -   1,029,717           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Hermitage, Tennessee           -             -            -    965,664           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Murfreesboro, Tennessee        -             -            -    976,699           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Nashville, Tennessee           -             -            -    949,367           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Wendy's Old Fashioned Hamburgers Restaurants:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Carmel Mountain, California   (o)           -       594,856          -           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Knoxville, Tennessee          (o)           -            -    463,995           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
San Diego, California         (o)           -             -    590,058           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Santa Maria, California        -            -             -    699,815           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Sevierville, Tennessee        (o)           -             -    531,726           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Seymour, Tennessee            (o)           -             -    472,670           -
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
                                    6,153,129  111,445,660  52,848,842           -
----------------------------------============-============-===========-===========
-----------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                    Life on Which
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       Gross Amount at Which                                        Depreciation in
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Carried at Close of Period                    Date             Latest Income
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                  Building and        Accumulated of Con-   Date    Statement is
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   Land      Improvements   Total     DepreciationstructionAcquired  Computed
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    609,696     770,331    1,380,027      60,448     1991    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    556,070     983,010    1,539,080      77,137     1995    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    625,868     936,068    1,561,936      73,454     1996    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    489,867   1,003,630    1,493,497      78,755     1993    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    549,651     966,628    1,516,279      75,852     1994    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    735,272     827,474    1,562,746      64,932     1992    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    390,058     943,019    1,333,077      73,999     1997    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    568,168     925,046    1,493,214      72,589     1998    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    740,165     835,996    1,576,161      65,601     1995    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    874,094     880,494    1,754,588      64,457     1997    12/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    537,410          (g)     537,410          (h)    1999    08/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    603,828          (g)     603,828          (h)    1996    01/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    778,321   1,153,535    1,931,856      46,925     1999    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    508,994          (g)     508,994          (h)    1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    230,720     455,946      686,666      38,103     1988    05/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    648,459     655,353    1,303,812      25,624     1998    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    326,788     391,270      718,058      25,397     1995    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    338,486     497,282      835,768      71,761     1996    09/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    226,428     414,175      640,603       5,752     1995    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    248,277     368,959      617,235       5,124     1984    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    266,606     421,780      688,386       5,858     1994    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    586,476     606,850    1,193,326      41,399     1998    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    441,770     594,458    1,036,228      23,243     1998    07/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    483,868     576,483    1,060,351      49,604     1999    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    708,710     546,363    1,255,074      17,002     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    434,130     618,352    1,052,482      18,876     2000    01/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    312,670          (g)     312,670          (h)    1995    08/95      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    363,478     404,650      768,128      46,031     1990    08/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    277,986     490,143      768,128      55,756     1995    08/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    270,539     488,818      759,357       6,789     1993    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    439,935     677,335    1,117,269      31,967     2000    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    228,364     539,764      768,128      61,401     1995    08/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    273,325     413,077      686,402      46,990     1994    08/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    268,545     485,160      753,705      55,190     1995    08/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    235,996     452,008      688,004       6,278     1990    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    668,582     755,749    1,424,331      14,679     1999    06/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    320,924     463,347      784,271      53,993     1992    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    242,777     398,029      640,806       5,528     1992    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    150,180          (g)     150,180          (h)    1983    07/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    463,047     592,539    1,055,586      24,827     1998    05/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    196,251     443,976      640,226       7,400     1991    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    412,516     673,289    1,085,805      41,402     1998    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    583,115     778,732    1,361,847      15,142     1999    05/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    366,273          (g)     366,273          (h)    1985    07/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    421,481     633,406    1,054,887      28,739     1999    07/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    322,412     371,694      694,106      24,126     1992    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    504,285          (g)     504,285          (h)    1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    733,180     665,895    1,399,075      39,756     1999    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    498,403     701,467    1,199,871      29,227     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    322,716          (g)     322,716          (h)    1971    07/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    522,786     289,350      812,136      20,110     1998    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    449,010     728,259    1,177,269      26,575     1978    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    679,830   1,041,258    1,721,088      37,997     1987    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    419,238     848,874    1,268,112      30,977     1979    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    543,966   1,131,838    1,675,804      41,303     1991    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    573,069     468,307    1,041,376      17,089     1980    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    537,805     778,410    1,316,215      10,811     1978    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    601,418     760,181    1,361,599      10,558     1978    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    591,206     770,392    1,361,599      10,700     1977    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    647,562     869,687    1,517,248      31,736     1977    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    488,663   1,141,844    1,630,506      41,668     1992    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    664,403     852,845    1,517,248      31,122     1970    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    567,083   1,176,715    1,743,798      42,940     1978    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    686,927     674,672    1,361,599       9,370     1999    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    375,257     734,314    1,109,571      26,796     1977    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    614,512     630,952    1,245,464      23,024     1977    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    518,276     591,047    1,109,323      21,568     1980    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    586,045     718,306    1,304,351      26,212     1977    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    373,239     873,481    1,246,720      41,156     1999    06/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    346,699     829,363    1,176,062      49,925     1987    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    501,566     920,312    1,421,878          (c)      (d)   01/99      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    493,489          (g)     493,489          (h)    1994    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    714,194   1,302,733    2,016,927     162,667     1997    04/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    944,185   1,529,062    2,473,247      50,969     2000    01/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    768,333          (g)     768,333          (h)    1986    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,433,543     835,463    2,269,006      13,924     2000    05/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    900,038          (g)     900,038          (h)    1979    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    794,255          (g)     794,255          (h)    1979    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,433,543     835,463    2,269,006      13,924     2000    05/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    665,141          (g)     665,141          (h)    1984    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,460,179     901,042    2,361,220      76,383     1982    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,077,645          (g)   1,077,645          (h)    1983    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,019,248   1,789,742    2,808,991       9,943     2000    11/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,038,598   1,523,346    2,561,944      54,728     1999    11/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    908,502          (g)     908,502          (h)    1979    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    779,387          (g)     779,387          (h)    1983    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    832,557          (g)     832,557          (h)    1981    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,075,230   1,502,305    2,577,535      29,193     1999    06/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,305,939   1,030,685    2,336,624      87,373     1982    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    886,048          (g)     886,048          (h)    1979    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    693,453   1,072,916    1,766,369      44,705     1998    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    756,750          (g)     756,750          (h)    1986    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,585,461     874,143    2,459,604      74,103     1978    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    692,093          (g)     692,093          (h)    1983    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    885,111          (g)     885,111          (h)    1976    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    741,286          (g)     741,286          (h)    1980    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    789,680          (g)     789,680          (h)    1987    12/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    289,405     584,386      873,791          (c)      (d)   02/99      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    168,583     876,117    1,044,700      53,769     1992    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    273,460     828,751    1,102,211      32,501     1999    08/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    624,303     952,724    1,577,027      56,446     1986    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    395,842     631,903    1,027,744      32,872     1978    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    122,097     974,597    1,096,694      57,653     1990    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    623,709   1,083,059    1,706,768      54,143     1997    08/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    515,607     838,027    1,353,634      45,192     1981    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    656,263   1,312,746    1,969,009      66,067     1997    01/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    366,776     778,584    1,145,360      47,876     1999    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    369,314     704,550    1,073,864      41,329     1984    02/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    466,949     630,982    1,097,931      35,830     1984    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    437,383     903,780    1,341,163      48,742     1991    02/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    376,886     877,728    1,254,614      39,850     1993    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,023,054   1,275,135    2,298,188      53,131     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    799,168   1,229,788    2,028,956      50,199     1999    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    679,384   1,028,766    1,708,150      39,696     1999    11/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    744,764   1,082,896    1,827,660      61,148     1998    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    892,828   1,323,506    2,216,334      51,300     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    362,141     989,635    1,351,776      81,362     1996    07/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    404,881          (g)     404,881          (h)    1996    10/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    518,990   1,013,637    1,532,627      41,952     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    690,692   1,121,270    1,811,961      50,862     1999    07/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    784,939          (g)     784,939          (h)    1994    09/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    821,177   1,050,746    1,871,923      43,354     1999    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    568,489     958,822    1,527,311      55,062     1998    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    774,448     507,587    1,282,034      63,444     1997    04/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    507,544     328,353      835,897      38,305     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    353,608     606,470      960,078      58,029     1997    05/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    705,522     626,845    1,332,367      85,315     1996    12/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    667,992     661,776    1,329,768      75,363     1997    08/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    566,562     403,730      970,292      39,959     1997    04/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    885,567     648,755    1,534,322      72,079     1997    09/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    631,336     675,111    1,306,447      78,757     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    515,827     572,706    1,088,532      62,038     1997    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    473,596     586,377    1,059,974      68,406     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    526,092     504,483    1,030,575      54,648     1997    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    378,786     388,489      767,275      52,874     1996    09/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    788,248     209,449      997,697      31,415     1996    07/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    751,576     757,026    1,508,602      88,313     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    651,867     775,634    1,427,501      90,484     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    234,685     589,367      824,052      58,185     1994    04/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    569,782     294,878      864,660      34,400     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    597,021     962,188    1,559,210      57,534     1982    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    394,712          (g)     394,712          (h)    1998    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    543,095     552,491    1,095,586      20,020     1996    08/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    217,079     858,549    1,075,628      40,739     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    680,192     526,711    1,206,903      19,086     1997    05/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    769,842     376,964    1,146,806      13,659     1997    05/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    917,717     713,170    1,630,887      25,842     1996    02/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    349,582          (g)     349,582          (h)    1999    02/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    445,471     434,907      880,378      26,005     1971    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    387,913     560,993      948,906      33,544     1991    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    323,106   1,219,165    1,542,270      72,899     1991    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    672,815     553,461    1,226,275      20,055     1996    08/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    477,686     719,221    1,196,907      43,005     1989    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    233,468     689,696      923,164      89,952     1970    12/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    308,272          (g)     308,272          (h)    1993    01/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    360,438   1,062,531    1,422,969      63,534     1988    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    339,900     745,696    1,085,597      44,589     1987    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    448,745     626,866    1,075,610      38,432     1988    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    775,925     458,838    1,234,763      27,436     1971    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    379,798     695,812    1,075,610      42,660     1990    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    402,927          (g)     402,927          (h)    1988    01/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    273,353     718,493      991,846      42,962     1973    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,211,346     741,406    1,952,753      26,865     1996    09/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    546,261     658,946    1,205,207      23,877     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    625,123     958,670    1,583,793      57,323     1974    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    525,000          (f)     525,000          (f)      (f)   12/00      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    261,321     802,689    1,064,010      47,996     1975    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    424,416     822,399    1,246,814      50,420     1995    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    281,966     581,637      863,603      34,779     1967    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    481,173     652,659    1,133,832      21,631     1999    01/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    363,327     596,839      960,166      35,688     1987    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    375,952     820,967    1,196,919      49,089     1987    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    348,663     701,825    1,050,488      34,413     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    944,585     689,363    1,633,948      82,335     1971    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,372,280          (g)   1,372,280          (h)    1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    986,426   1,680,312    2,666,738     172,685     1994    12/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,122,087   2,017,496    3,139,583     115,615     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    938,162   1,681,670    2,619,832     172,607     1995    12/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    869,178   1,309,759    2,178,937      75,057     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    844,185   1,425,740    2,269,926      81,703     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    984,259   1,103,690    2,087,949      63,248     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    945,234   1,475,339    2,420,573     151,429     1994    12/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,239,264   1,490,392    2,729,656      85,408     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    570,815   1,536,290    2,107,105      88,039     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    963,047   1,505,671    2,468,718     154,542     1995    12/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,156,847   1,188,272    2,345,119      76,243     1997    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,089,268     931,637    2,020,905      53,388     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,032,271   1,074,834    2,107,105      61,594     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    960,779   1,365,563    2,326,342     121,372     1990    05/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    470,047   1,541,280    2,011,327      88,324     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,495,716   1,674,517    3,170,232      95,960     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    869,408   1,548,972    2,418,380      88,765     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    878,358   1,449,034    2,327,392      83,038     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    844,918   1,712,340    2,557,257      98,127     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    528,118     340,297      868,415      50,445     1996    10/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    563,479          (g)     563,479          (h)    1983    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    698,367     523,919    1,222,286      18,565     1983    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    777,842     609,765    1,387,607      21,607     1981    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    589,574          (g)     589,574          (h)    1983    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    647,375          (g)     647,375          (h)    1983    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    495,195          (g)     495,195          (h)    1983    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    346,380          (g)     346,380          (h)    1984    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    513,218          (g)     513,218          (h)    1981    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,485,631     772,853    2,258,484      93,292     1983    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    389,394          (g)     389,394          (h)    1983    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    840,525     465,154    1,305,679      17,811     1980    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,131,164     719,865    1,851,029      85,978     1972    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    618,125          (g)     618,125          (h)    1982    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    311,196          (g)     311,196          (h)    1982    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    436,867          (g)     436,867          (h)    1978    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    642,483     581,759    1,224,242      22,909     1999    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    219,702          (g)     219,702          (h)    1992    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    361,025     572,098      933,123      34,208     1992    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    457,851     454,566      912,417      27,181     1985    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    392,818     664,851    1,057,669      39,754     1985    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    400,847     826,367    1,227,214      37,627     1997    06/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    155,398          (g)     155,398          (h)    1992    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    503,048     626,215    1,129,263      33,545     1979    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    439,961          (g)     439,961          (h)    1996    04/96      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    644,889     991,991    1,636,880      53,510     1981    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    307,292          (g)     307,292          (h)    1992    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    450,010     760,630    1,210,640      40,843     1979    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    466,555     506,094      972,649      89,968     1981    09/95      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    328,506     358,314      686,819      21,425     1992    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    318,979   1,013,110    1,332,089      55,282     1999    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    528,090     625,653    1,153,743     111,222     1987    09/95      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    397,302          (g)     397,302          (h)    1997    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    414,731          (g)     414,731          (h)    1989    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    555,232          (g)     555,232          (h)    1994    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    464,957     178,078      643,035      25,010     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    633,691           -      633,691          (f)    1997    07/97      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    485,013          (g)     485,013          (h)    1999    02/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    440,812   1,039,283    1,480,095      59,557     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    456,629   1,170,630    1,627,259      88,759     1998    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    384,221     643,854    1,028,074     114,457     1995    09/95      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    359,455     653,853    1,013,308     114,418     1995    10/95      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    426,349     805,517    1,231,866      66,152     1997    07/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    848,036   1,011,774    1,859,811      66,957     1999    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    442,218     930,207    1,372,424      68,096     1996    12/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,031,098   1,092,939    2,124,037     188,219     1995    11/95      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    796,470   1,073,729    1,870,199      52,630     1999    07/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    576,548     934,918    1,511,466     103,872     1997    09/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    349,227     699,756    1,048,983     126,338     1995    08/95      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    546,078     993,149    1,539,227      79,996     1998    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    601,296   1,344,016    1,945,312      76,652     1998    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,043,108     977,508    2,020,616     165,625     1995    12/95      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    564,242   1,056,315    1,620,557      85,083     1998    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    161,390   1,028,945    1,190,335     105,744     1997    11/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    569,664   1,017,781    1,587,445      84,806     1998    07/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    364,536     865,147    1,229,683      91,314     1997    11/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    594,834   1,182,205    1,777,040      46,862     1999    07/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    585,396   1,519,454    2,104,850      46,774     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    588,243   1,080,988    1,669,231      37,074     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    320,832   1,158,929    1,479,760      75,023     1999    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    590,538   1,176,436    1,766,974     117,633     1997    01/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    740,240   1,378,548    2,118,788      42,388     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    640,320     898,171    1,538,491     162,161     1995    08/95      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    380,659   1,127,382    1,508,042      59,963     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    456,646     861,803    1,318,449      61,409     1996    02/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    615,554   1,184,073    1,799,628     131,554     1997    09/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    541,264   1,173,738    1,715,002     130,406     1997    09/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    681,984   1,345,152    2,027,136      42,310     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    409,153     943,712    1,352,865     102,227     1997    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    479,197     954,051    1,433,248     129,849     1997    01/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    374,230     838,342    1,212,572     102,457     1997    05/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    428,841   1,031,457    1,460,298     106,003     1997    12/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    395,839     887,540    1,283,379      81,350     1997    04/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    548,821   1,099,448    1,648,268     100,773     1997    04/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    569,943   1,274,726    1,844,669      81,455     1998    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    322,433     987,385    1,309,818     102,732     1997    12/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    647,465   1,326,575    1,974,040      88,019     1999    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    626,999   1,130,692    1,757,691     164,742     1996    09/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    710,534   1,190,135    1,900,669      49,950     1999    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    825,650   1,161,192    1,986,842     189,582     1995    02/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    664,537   1,136,955    1,801,492      15,791     2000    07/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    698,412   1,293,541    1,991,953      55,032     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    357,429     650,249    1,007,678     115,594     1995    09/95      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    303,633     970,489    1,274,123     115,912     1997    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    405,631     884,954    1,290,585      95,748     1983    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    282,099     534,632      816,731      57,845     1981    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    693,733     810,458    1,504,190      87,688     1982    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    371,254     685,847    1,057,101      72,301     1979    11/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    451,235     548,178      999,412      59,310     1982    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    287,331     712,081      999,412      77,044     1980    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    862,659     744,049    1,606,708          (c)      (d)   09/00      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    388,699     793,475    1,182,173      85,851     1977    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    728,574     793,410    1,521,984      85,844     1982    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    436,471     659,089    1,095,560      71,311     1982    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    627,680     804,399    1,432,079      87,033     1977    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    493,536     619,786    1,113,322      68,860     1997    09/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    201,069     465,165      666,234      27,814     1992    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    226,300          (g)     226,300          (h)    1993    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    409,444     604,784    1,014,229      36,163     1993    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    302,787          (g)     302,787          (h)    1993    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    215,567          (g)     215,567          (h)    1993    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    336,696          (g)     336,696          (h)    1993    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    324,298     420,017      744,315      25,115     1993    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    256,050     476,149      732,198      28,471     1993    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    217,396     522,802      740,199      31,261     1993    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    177,659          (g)     177,659          (h)    1992    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    173,386          (g)     173,386          (h)    1993    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    846,183     595,601    1,441,783      71,136     1972    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    817,039     648,765    1,465,804      77,486     1976    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,181,460     908,880    2,090,340     108,553     1974    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    632,811   1,135,312    1,768,123      60,144     1997    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    414,559   1,034,440    1,448,999          (p)    2000    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    536,536     832,527    1,369,063       6,938     1999    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    543,521     830,047    1,373,568          (p)    2000    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    512,217     952,151    1,464,368          (p)    1999    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    540,896   1,196,239    1,737,135      43,543     1999    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    375,987     964,430    1,340,417      65,528     1997    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    584,766          (g)     584,766          (h)    1997    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,096,763     649,916    1,746,679      24,886     1995    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    575,285     802,974    1,378,259      60,736     1997    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    565,639     923,669    1,489,308      52,088     1998    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    416,279     867,972    1,284,251      59,212     1998    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    476,847     961,606    1,438,453      61,699     1998    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    458,630     975,485    1,434,115          (p)    2000    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    560,531     879,312    1,439,843       7,328     1999    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,407,002          (g)   1,407,002          (h)    1996    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    545,112   1,029,900    1,575,012      69,977     1996    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    645,365     790,258    1,435,624      30,898     1996    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    723,707     879,543    1,603,250       7,330     1999    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    357,985          (g)     357,985          (h)    1999    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    512,481     831,202    1,343,683      62,872     1998    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    380,687     775,713    1,156,399      58,674     1997    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    600,194     962,404    1,562,598          (p)    2000    10/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    460,167     744,128    1,204,295      29,095     1997    08/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    665,015     580,798    1,245,813      70,907     1994    05/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    593,624     918,024    1,511,648      58,987     1997    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    604,992   1,259,964    1,864,956          (p)    2000    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    488,259          (g)     488,259          (h)    1997    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    374,329     885,189    1,259,518          (p)    1999    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    593,419     847,268    1,440,687          (p)    2000    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    647,414     871,268    1,518,683      58,801     1998    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    417,141     982,193    1,399,334          (p)    2000    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    492,965          (g)     492,965          (h)    1999    12/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    798,203   1,041,822    1,840,025          (p)    1999    10/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    668,112     941,796    1,609,907      53,110     1998    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    382,950     957,912    1,340,862      61,462     1997    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    504,533     806,624    1,311,157      65,874     1996    07/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    504,492     797,087    1,301,579       8,682     1999    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    387,562     891,943    1,279,505      60,685     1997    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    560,471     963,375    1,523,846       6,642     1999    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    282,868     843,648    1,126,517      56,937     1997    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    685,745     914,967    1,600,712       8,028     2000    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    669,231     989,334    1,658,565       8,244     1999    12/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    579,175   1,176,434    1,755,609      75,483     1997    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    286,650          (g)     286,650          (h)    1999    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    765,743     652,671    1,418,413      25,519     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    319,237          (g)     319,237          (h)    1997    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    711,642     726,339    1,437,981      43,962     1999    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    532,366     407,286      939,652          (c)      (d)   07/00      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    447,208     880,283    1,327,490      22,007     1999    03/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    605,063     623,222    1,228,286      24,367     1998    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    419,488     697,861    1,117,349      79,385     1997    08/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    295,417     683,436      978,853       7,594     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    557,960     925,582    1,483,542      15,426     2000    07/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    361,841     804,635    1,166,476      11,175     2000    08/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    402,155     770,994    1,173,149       8,567     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    368,139     591,710      959,849       6,575     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    457,821     708,581    1,166,402      26,051     1999    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    481,456     636,588    1,118,043      46,208     1998    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    604,724     600,686    1,205,411      33,536     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    361,238     711,595    1,072,833      79,060     1997    09/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    481,103     827,308    1,308,411      11,490     2000    08/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    299,091     824,045    1,123,136       9,156     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    578,906     752,831    1,331,737      12,547     2000    07/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    520,413     938,962    1,459,375      10,433     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    396,864     576,370      973,234      22,117     1997    09/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    163,533     994,490    1,158,024      42,709     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    445,782     672,868    1,118,650      13,084     2000    06/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    369,886     467,819      837,706      18,291     1997    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    124,468     773,506      897,973      90,136     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    389,265     779,211    1,168,476      75,650     1997    02/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    635,343     652,472    1,287,815      23,602     1997    09/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    341,693     732,173    1,073,866      18,304     2000    04/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    482,309     716,199    1,198,508      30,207     1999    08/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    260,895     697,222      958,117       7,747     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    462,813     548,493    1,011,305      19,610     1998    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    286,850     606,547      893,397      68,996     1997    08/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    499,875     866,353    1,366,228      31,321     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    404,270     831,716    1,235,986      26,233     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    284,046     549,495      833,541      21,485     1998    05/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    699,776     864,724    1,564,500      33,319     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    537,223     592,536    1,129,759      73,988     1997    04/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    545,485     527,020    1,072,504      84,904     1996    03/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    375,776     643,445    1,019,221      92,853     1996    09/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    403,002     610,815    1,013,817      88,224     1996    09/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    631,275     567,912    1,199,187      69,333     1997    05/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    420,521     543,338      963,859      64,826     1997    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    437,667     591,877    1,029,544      85,488     1996    09/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    390,509     542,599      933,108      20,715     1997    12/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    372,584     746,622    1,119,206      28,842     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    272,937     653,792      926,729      25,563     1998    04/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    899,898     733,701    1,633,599      42,313     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    737,038     553,688    1,290,725      21,649     1997    04/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    954,244     684,213    1,638,457          (c)      (d)   07/00      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    730,674     547,445    1,278,120      21,405     1997    04/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    911,754     531,018    1,442,772      19,209     1997    05/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    740,616     678,189    1,418,805      69,609     1997    09/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    853,821     602,301    1,456,122      21,787     1998    05/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,076,096     591,340    1,667,436      39,193     1999    01/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    418,351     651,064    1,069,415      47,259     1998    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    363,967     776,605    1,140,572      48,210     1999    02/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    685,448     860,792    1,546,240      26,302     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    217,851     751,664      969,515      93,857     1992    04/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    383,591     643,055    1,026,645      24,813     1998    05/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    771,241     793,229    1,564,471      46,181     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    387,533     787,843    1,175,376      45,436     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    681,663     642,924    1,324,587      74,922     1997    07/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    370,342     548,107      918,449      66,915     1997    05/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    572,719     681,319    1,254,038       7,570     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    496,689     721,614    1,218,303      41,419     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    717,246     657,685    1,374,931      25,715     1998    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    485,150     696,126    1,181,276       7,735     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    320,788     936,221    1,257,009      10,402     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    474,296     727,491    1,201,787      26,316     1998    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    501,168     699,067    1,200,235      27,186     1999    06/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    274,362     781,797    1,056,159      47,318     1999    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    311,466     700,979    1,012,445      40,234     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    556,517     766,319    1,322,836       8,515     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    475,748     719,239    1,194,987      28,036     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    673,677     723,004    1,396,681       8,033     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    495,529     759,800    1,255,329      43,055     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    560,424     771,699    1,332,123       8,574     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    353,396     904,688    1,258,084      61,366     1999    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    289,257     699,525      988,782      38,682     1999    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    477,580     538,255    1,015,835      21,045     1998    04/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    464,986     785,149    1,250,136      44,121     1999    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    523,089     617,131    1,140,221      68,485     1997    09/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    358,130     668,383    1,026,513      72,319     1997    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    745,752   1,551,697    2,297,449      43,103     1999    01/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    370,963   1,406,532    1,777,495      42,001     1999    02/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    251,188     737,672      988,860      38,170     1982    06/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    106,180     625,743      731,922      20,332     1987    06/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    181,039           -      181,039          (h)    2000    08/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    404,923     385,254      790,177      10,966     1991    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    315,037     541,553      856,591      16,010     1991    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    158,829     491,957      650,785      14,872     1991    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    310,574     532,557      843,132      15,736     1992    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    205,795     564,058      769,853      17,062     1995    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    165,191     858,299    1,023,491      46,913     1996    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    301,723          (g)     301,723          (h)    1997    07/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    340,115     687,423    1,027,537      26,733     2000    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    445,493     594,649    1,040,141      33,090     1994    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    190,146     614,193      804,339      11,943     2000    05/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    311,103     506,943      818,045      19,714     2000    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    413,658     514,450      928,108       5,716     1999    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    454,265     573,950    1,028,215       6,377     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    255,500     561,315      816,815      17,151     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    336,004     579,290      915,294       6,437     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    376,929     639,875    1,016,804     110,115     1995    11/95      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    665,422     481,311    1,146,733      69,456     1996    09/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  6,437,878           -    6,437,878          (n)      (n)   09/98      (n)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    744,126   1,221,749    1,965,875      20,362     1994    05/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    242,239           -      242,239          (f)    1989    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    212,053           -      212,053          (f)    1986    05/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    209,432           -      209,432          (f)    1978    05/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    174,721           -      174,721          (f)    1975    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     46,737           -       46,737          (f)    1980    05/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    120,449           -      120,449          (f)    1986    05/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    190,009     410,096      600,105      13,051     1996    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    200,442           -      200,442          (f)    1985    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    135,831     191,595      327,426       6,098     1992    02/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    187,082     533,487      720,569      16,977     1990    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    116,849           -      116,849          (f)    1978    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    126,494           -      126,494          (f)    1986    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    226,163           -      226,163          (f)    1987    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    161,249     234,940      396,188       1,071     1998    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    215,881           -      215,881          (f)    1990    05/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    124,245          (g)     124,245          (h)    1980    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    242,239           -      242,239          (f)    1977    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    194,012           -      194,012          (f)    1986    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    202,050           -      202,050          (f)    1983    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    212,093           -      212,093          (f)    1978    05/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    180,803           -      180,803          (f)    1978    05/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    190,167          (g)     190,167          (h)    1980    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     99,166           -       99,166          (f)    1994    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    267,703     128,483      396,187       1,958     1980    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    169,454           -      169,454          (f)    1986    05/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    202,552           -      202,552          (f)    1980    04/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    304,780     343,274      648,054       2,861     1977    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    356,701     232,498      589,199       1,937     1998    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    396,838     314,597      711,435       2,622     1986    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    216,518           -      216,518          (f)    1975    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    213,090     635,104      848,194      20,211     1989    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     99,815           -       99,815          (f)    1986    05/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    152,215           -      152,215          (f)    1994    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    149,206     388,321      537,527      12,358     1975    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    223,981     442,758      666,739      14,090     1983    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    151,750     117,836      269,586         982     1979    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    259,922           -      259,922          (f)    1976    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    261,529           -      261,529          (f)    1993    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    332,956     324,151      657,107       2,701     1980    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    192,410     170,422      362,832       1,420     1995    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    182,322     216,719      399,041       1,806     1986    10/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    142,570           -      142,570          (f)    1977    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     99,733           -       99,733          (f)    1991    05/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    259,922           -      259,922          (f)    1978    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    239,023           -      239,023          (f)    1983    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    228,199     475,421      703,620      15,130     1983    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    186,476           -      186,476          (f)    1976    04/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    208,480           -      208,480          (f)    1975    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    197,227           -      197,227          (f)    1978    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    176,170           -      176,170          (f)    1985    01/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    128,604           -      128,604          (f)    1988    04/96      (f)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    194,097     142,478      336,575       4,544     1993    02/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    279,779     562,521      842,300      17,901     1983    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
          -     178,187      178,187      22,994     1979    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    167,170     168,363      335,533      21,726     1980    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    852,746   1,108,491    1,961,237      80,159     1994    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    712,865     873,395    1,586,260      63,158     1993    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    397,878     923,975    1,321,852      66,816     1996    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    435,465     915,232    1,350,697      66,184     1994    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    789,680     604,283    1,393,964      45,818     1995    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    683,560     614,256    1,297,816      46,574     1995    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    654,766   1,195,901    1,850,667      90,676     1994    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    911,013   1,011,766    1,922,779      76,714     1993    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,244,893     918,257    2,163,149      61,972     1994    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    918,258     764,150    1,682,408      57,939     1995    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    569,436     968,749    1,538,185      70,054     1994    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    181,153     561,582      742,735      22,720     1980    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    691,797   1,136,902    1,828,699      93,470     1997    04/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    379,675     604,449      984,124      24,454     1989    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    714,789   1,317,317    2,032,106      29,274     2000    05/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    599,391   1,159,989    1,759,380      81,464     1998    11/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    214,177     853,505    1,067,682      34,530     1980    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    129,816     659,340      789,156      26,675     1988    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    637,984     824,276    1,462,260      33,347     1979    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    366,941     524,341      891,282      21,213     1989    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    113,780     407,429      521,209      29,463     1998    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    158,880     378,057      536,937      28,907     1998    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    719,246          (g)     719,246          (h)    1999    01/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,259,828   1,623,073    2,882,901      93,012     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,463,644   1,874,198    3,337,842     107,403     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    200,583     996,927    1,197,510      19,385     1997    06/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,725,325   1,574,207    3,299,532      90,211     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     88,077   2,019,028    2,107,105     115,702     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    934,922   1,842,623    2,777,545     105,593     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    956,799   2,692,320    3,649,119     154,286     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    914,103     691,171    1,605,274      40,797     1999    02/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,227,973     761,806    1,989,779      19,045     2000    03/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,370,391     946,608    2,317,000      50,846     1999    04/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    894,077   1,038,617    1,932,694       9,361     1999    11/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,151,865     910,321    2,062,187      37,577     1999    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    649,962     978,307    1,628,269      39,758     1999    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    394,026   1,442,752    1,836,779      99,214     1998    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,313,730     887,733    2,201,463      27,109     1999    02/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    927,463     691,228    1,618,691      40,737     1978    02/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,207,143   1,091,507    2,298,651      35,206     1999    01/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    608,698     903,887    1,512,584      15,065     1998    07/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    908,635   1,084,536    1,993,171       6,025     2000    11/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    703,734   1,053,562    1,757,296          (c)      (d)   04/00      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    889,562     487,475    1,377,037      58,222     1997    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    355,000      24,069      379,069          (c)      (d)   12/00      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    416,311     963,488    1,379,799      37,308     1999    11/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    505,639          (g)     505,639          (h)    1999    03/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    696,078   1,005,509    1,701,587      45,251     1999    07/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    715,220   1,012,777    1,727,997      50,061     1999    07/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    556,515   1,132,988    1,689,503      43,242     1999    11/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    518,832          (g)     518,832          (h)    1999    05/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    980,703          (g)     980,703          (h)    1999    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,383,854      66,728    1,450,582          (c)      (d)   10/00      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    633,404          (g)     633,404          (h)    1999    02/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    574,441     742,781    1,317,222      52,503     1998    11/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    430,741          (g)     430,741          (h)    1999    01/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    757,137   1,070,951    1,828,088          (c)      (d)   07/00      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    354,415          (g)     354,415          (h)    1997    11/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    719,563          (g)     719,563          (h)    1999    04/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    601,201          (g)     601,201          (h)    1999    08/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    423,971   1,197,836    1,621,807      17,140     1999    08/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    545,612     868,606    1,414,218      72,268     1998    07/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    472,186   1,114,550    1,586,736          (c)      (d)   07/00      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    536,564   1,267,552    1,804,116      35,210     1999    01/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    965,223     549,565    1,514,788      65,638     1977    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,076,442   1,062,751    2,139,194     128,286     1996    06/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    591,371   1,175,273    1,766,643     158,190     1996    01/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    309,101     420,246      729,347      54,230     1997    03/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    478,254      45,166      523,421          (c)      (d)    3/98      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    628,688     962,524    1,591,211      82,759     1981    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    371,021     593,171      964,191      51,002     1994    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    585,461     812,822    1,398,282      69,888     1990    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    527,572     870,710    1,398,282      74,865     1988    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    734,105     961,287    1,695,392      82,653     1986    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    634,379     643,323    1,277,701      55,314     1981    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    263,022          (g)     263,022          (h)    1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    498,746          (g)     498,746          (h)    1978    07/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   -
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   -
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,006,396     690,731    1,697,127      58,554     1979    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    705,557          (g)     705,557          (h)    1969    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    715,432          (g)     715,432          (h)    1993    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    802,361          (g)     802,361          (h)    1973    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    590,733          (g)     590,733          (h)    1993    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    670,594          (g)     670,594          (h)    1976    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    964,354          (g)     964,354          (h)    1973    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    776,694          (g)     776,694          (h)    1972    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    641,125          (g)     641,125          (h)    1974    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    670,491          (g)     670,491          (h)    1977    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    684,164          (g)     684,164          (h)    1969    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    810,316     798,412    1,608,728      54,248     1979    12/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    592,342          (g)     592,342          (h)    1988    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    594,142          (g)     594,142          (h)    1974    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    933,759     763,368    1,697,127      64,712     1985    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    740,132          (g)     740,132          (h)    1984    12/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    922,679     725,256    1,647,936      61,481     1978    06/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    487,021          (g)     487,021          (h)    1983    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    354,419          (g)     354,419          (h)    1978    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    433,713          (g)     433,713          (h)    1969    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    376,905     692,124    1,069,028      37,921     1981    03/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    447,458     383,785      831,243      22,618     1994    02/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    299,870          (g)     299,870          (h)    1994    02/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    212,438          (g)     212,438          (h)    1998    10/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    402,947          (g)     402,947          (h)    1994    02/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    474,588     478,974      953,562      28,228     1994    02/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    404,578     451,129      855,707      26,587     1994    02/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    308,915     351,160      660,075      25,752     1991    10/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    349,637          (g)     349,637          (h)    1991    10/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    339,162          (g)     339,162          (h)    2000    05/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    343,906          (g)     343,906          (h)    1994    02/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    297,185          (g)     297,185          (h)    1997    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    266,372          (g)     266,372          (h)    1978    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    406,780          (g)     406,780          (h)    1990    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    276,616     589,368      865,984       6,503     2000    08/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    185,281     517,865      703,146          (c)      (d)   07/00      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    335,174     694,862    1,030,036      31,528     1997    07/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    355,763     496,898      852,661      11,042     2000    04/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    484,236     580,253    1,064,489          (p)    1997    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    580,216     914,416    1,494,632          (p)    1980    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    516,980     683,345    1,200,325          (p)    1990    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    480,116     625,123    1,105,239          (p)    1997    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    672,697     545,736    1,218,433          (p)    1992    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    480,149     539,059    1,019,208          (p)    1997    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    553,047     665,386    1,218,433          (p)    2000    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    683,133     607,746    1,290,879          (p)    1987    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    725,912     700,802    1,426,714          (p)    1998    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    743,809     705,546    1,449,355          (p)    1990    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    544,150     429,808      973,958          (p)    1994    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    536,275     415,073      951,348          (p)    1990    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    517,710     659,975    1,177,685          (p)    1990    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    832,671     526,126    1,358,797          (p)    1998    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    775,116     585,931    1,361,047          (p)    1999    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    661,043     444,196    1,105,239          (p)    1994    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    470,616     503,341      973,957          (p)    1994    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    666,078     805,918    1,471,996          (p)    1998    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    436,316     696,091    1,132,407          (p)    1995    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    374,261     577,088      951,349          (p)    1994    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    530,003     715,598    1,245,601          (p)    1993    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    739,181     687,534    1,426,715          (p)    1994    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    655,066     712,790    1,367,856          (p)    1997    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    476,579     628,660    1,105,239          (p)    1998    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    377,210     732,557    1,109,767          (p)    1995    12/00      (p)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    504,934     829,740    1,334,674      31,337     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    538,204   1,149,066    1,687,270      10,279     2000    09/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    656,917   1,208,688    1,865,605      32,765     1999    03/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    581,847   1,135,505    1,717,352      25,233     2000    05/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    520,037   1,074,176    1,594,213      17,903     2000    06/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    664,266     987,133    1,651,400      19,258     2000    05/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    235,195   1,115,831    1,351,026      39,134     1999    12/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    560,423   1,032,294    1,592,717      39,878     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    535,714   1,290,109    1,825,823      18,993     2000    07/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    713,534     995,529    1,709,064      37,912     1998    11/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    968,686     278,117    1,246,803          (c)      (d)   07/00      (c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    599,160          (g)     599,160          (h)    1992    08/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    967,242   1,726,827    2,694,069      50,331     1999    02/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,385,425          (g)   1,385,425          (h)    1999    10/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    856,278          (g)     856,278          (h)    1999    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    517,979          (g)     517,979          (h)    1993    07/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  2,459,048          (g)   2,459,048          (h)    2000    06/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    914,342          (g)     914,342          (h)    1997    05/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,137,700     878,222    2,015,922         ( c)      (d)   06/00     ( c)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    884,743          (g)     884,743          (h)    1999    03/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    831,472   1,208,442    2,039,914       1,994     2000    12/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,239,565          (g)   1,239,565          (h)    1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  1,213,121          (g)   1,213,121      13,552     1999    04/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    370,667     431,642      802,309      46,702     1981    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    422,489     528,849      951,338      57,219     1981    10/97      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    548,886     700,855    1,249,741      50,681     1994    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    618,372     631,369    1,249,741      45,657     1994    09/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    608,678          (g)     608,678          (h)    1998    10/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    511,084          (g)     511,084          (h)    1994    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    551,646          (g)     551,646          (h)    1998    01/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    514,900          (g)     514,900          (h)    1995    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    420,176          (g)     420,176          (h)    1978    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    511,811     756,304    1,268,115      27,599     1989    10/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    485,625     705,993    1,191,618      10,892     2000    07/00      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    640,066     688,918    1,328,984     103,243     1996    07/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    358,027     444,622      802,649      66,634     1996    05/96      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    555,813     442,025      997,838      34,686     1998    08/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    489,097     735,630    1,224,728      28,474     1999    09/99      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    841,374     699,082    1,540,456      62,135     1998    05/98      (e)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
381,703,694  431,457,497 813,161,191  24,440,131
============-===========-============-===========-------------------------------
============-===========-============-===========-------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    708,297   1,008,108    1,716,405      72,087     1998    11/98      (e)
============-===========-============-===========-------------------------------
============-===========-============-===========-------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                    Life on Which
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       Gross Amount at Which                                        Depreciation in
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Carried at Close of Period                    Date             Latest Income
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                  Building and        Accumulated of Con-   Date    Statement is
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   Land      Improvements   Total     DepreciationstructionAcquired  Computed
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1996    02/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    08/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1996    01/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1995    08/98      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1999    12/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1995    08/95      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1978    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)          -     1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1983    07/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1985    07/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1971    07/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1994    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1986    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1979    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1979    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1984    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1983    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1979    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1983    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1981    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1979    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1986    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1983    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1976    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1980    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1982    06/98      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1987    12/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1989    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1993    10/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1993    10/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1993    03/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1996    03/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1991    10/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1994    08/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1989    10/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1991    03/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1996    10/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1994    09/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1992    03/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1991    09/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1993    09/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1994    09/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1997    09/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1995    09/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1991    10/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1992    10/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1998    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    02/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1993    01/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1988    01/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1996    01/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1985    01/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1992    01/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1980    01/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1974    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1983    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1983    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1983    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1983    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1984    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1981    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1983    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1982    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1982    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1978    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1992    03/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1992    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1992    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1996    04/96      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1992    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1997    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1989    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1994    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    02/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1993    03/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1993    03/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1993    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1993    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1993    03/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1993    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1993    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1992    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1993    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1972    05/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    10/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    10/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1998    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1998    01/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    08/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1996    11/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1997    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1997    05/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    09/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1996    06/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    07/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1998    01/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    2000    10/00      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1997    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1997    12/98      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1998    11/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1998    04/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    09/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    04/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    06/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1998    10/00      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1998    08/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1997    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    04/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    08/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    2000    08/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1997    07/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1996    12/96      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1997    01/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1997    09/97      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1980    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1980    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    01/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    03/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    05/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    02/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    01/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1997    11/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1999    10/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    04/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    08/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1999    06/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1999    07/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1999    09/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1978    07/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1969    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1993    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1973    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1993    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1976    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1973    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1972    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1974    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1977    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1969    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1988    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1974    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1984    12/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1983    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1978    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1969    06/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1994    02/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1998    10/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1994    02/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1991    10/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    2000    05/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1994    02/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1997    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1978    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1990    10/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    2000    11/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1998    02/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1992    08/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    10/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    03/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1993    07/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    2000    06/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1997    05/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    03/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    12/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1999    04/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (i)    1998    03/99      (i)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1998    10/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1994    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1998    01/99      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1995    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (g)         (g)          (g)         (h)    1978    08/97      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1997    10/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1998    09/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1996    12/96      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    2000    04/00      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1996    06/96      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         (j)         (g)          (g)         (h)    1998    10/98      (h)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                               -
--------------------------------------===========-------------------------------
-----------------------------------------------------------------------------------
    Draper, Utah                            -     518,832            -           -        -
-----------------------------------------------------------------------------------



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999 and 1998 are summarized as follows:

                                                                      Cost           Accumulated
                                                                     (b)(m)          Depreciation
              ------------------------------------------        -----------------   ----------------
              Properties the Company has Invested
                  in Under Operating Leases:

                      Balance, December 31, 1997                     207,733,851         2,395,665
                        Acquisitions (k)                               192,459,799                --
                      Depreciation expense (e)                                --         3,847,117
              ------------------------------------------        -----------------   ----------------

                      Balance, December 31, 1998                     400,193,650         6,242,782
                      Acquisitions (k)                               298,070,278                --
                      Depreciation expense (e)                                --         8,499,814
              ------------------------------------------        -----------------   ----------------

                      Balance, December 31, 1999                   $ 698,263,928      $ 14,742,596
                      Acquisitions (k)                               114,897,263                --
                      Depreciation expense (e)                                --        9,697,535
                                                                 ---------------   -----------------

                      Balance December 31, 2000                     $813,161,191      $ 24,440,131
              ------------------------------------------        =================   ================

              Property  of Joint  Venture  in  Which  the  Company  has a 59.22%
                Interest and has Invested in Under an Operating Lease:

                   Balance, December 31, 1997                           $     --          $     --
                   Acquisition                                         2,215,177                --
                   Depreciation expense                                       --             7,303
              ------------------------------------------        -----------------   ----------------

                   Balance, December 31, 1998                          2,215,177             7,303
                   Construction Funding Adjustment                      (498,772 )              --
                   Depreciation expense                                       --            31,180
              ------------------------------------------        -----------------   ----------------

                   Balance, December 31, 1999                       $  1,716,405       $    38,483
                   Depreciation Expense                                       --            33,604
              ------------------------------------------        -----------------   ----------------

                   Balance, December 31, 2000                       $  1,716,405       $    72,087
              ------------------------------------------        =================   ================


(b) As of December 31, 2000, 1999 and 1998, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $870,916,565, $757,550,394 and $418,427,587, respectively. Substantially, all of the leases are treated as operating leases for federal income tax purposes.

(c) Property was not placed in service as of December 31, 2000; therefore, no depreciation was taken.

(d)      Scheduled for completion in 2001.

(e) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


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

(k) During the years ended December 31, 1999 and 1998, the Company (i) incurred acquisition fees totalling $6,185,005 and $17,317,297, respectively, paid to the Advisor, (ii) purchased land and buildings from affiliates of the Company for an aggregate cost of approximately $39,700,000 and $8,770,000, respectively, and (iii) paid development or construction management fees to affiliates of the Company totaling $56,352 and $229,153, respectively. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases and other assets at December 31, 2000, 1999 and 1998. Effective with the acquisition of the Advisor in September 1999, the Company ceased incurring acquisition fees, therefore, no such fees were incurred during the year ended December 31, 2000.

(l) For financial reporting purposes, the undepreciated cost of the following properties was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairments by recording an allowance for loss on land, building or investment in direct financing lease in the amounts listed below for each Property as of December 31, 2000. The impairments at December 31, 2000 represent the difference between the Properties' carrying values and the property manager's estimate of the net realizable value of the Properties based upon anticipated sales prices to interested third parties. The cost of the Properties presented on this schedule is the gross amount at which the Properties were carried at December 31, 2000, excluding the allowances for loss.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

(m)      (continued)

         The following are a list of Properties and the related impairment at December 31, 2000:

C

                                                                                                    Total
                                                                                                --------------

                  Boston Market - Saint Joseph, Missouri                                           $  143,132
                  Shoney's - Indian Harbor Beach, Florida                                              59,043
                  Buffet Town - Cedar Park, Texas                                                      13,136
                  Boston Market - Jessup, Maryland                                                    839,691
                  Black-Eyed Pea - Albuquerque, New Mexico                                            215,000
                  Black-Eyed Pea - Albuquerque, New Mexico                                            215,000
                  Black-Eyed Pea - Tucson, Arizona                                                    200,000
                  Black-Eyed Pea - Waco, Texas                                                        215,000
                  Black-Eyed Pea - Wichita, Kansas                                                    215,000
                  Big Boy - Mansfield, Ohio                                                           150,000
                  Big Boy - Saint Clairsville, Ohio                                                   150,000
                  Big Boy - Granite City, Illinois                                                    150,000
                  Big Boy - O'Fallen, Missouri                                                        150,000
                  OT Hodges Chili Parlor - Woodson Terrace, Missouri                                  190,000
                  Bandana's Bar-B-Q - Collinsville, Illinois                                          150,000
                  Big Boy - Fenton, Missouri                                                          150,000
                  Big Boy - Independence, Missouri                                                    184,385
                  Denny's - Sedalia, Missouri                                                         189,914
                  Big Boy - Saint Joseph, Missouri                                                    143,446
                  Big Boy - Grandview, Missouri                                                       150,000
                  Denny's - Lee's Summit, Missouri                                                    189,769
                  Denny's - Merriam, Kansas                                                           183,425
                  Denny's- North Kansas City, Kansas                                                  190,000
                  Big Boy - Overland Park, Kansas                                                     160,587
                  Jose Pepper's - Blue Springs, Missouri                                              150,000
                  Big Boy - Bridgeton, Missouri                                                       150,000
                  Bandana's Bar-B-Q - Arnold, Missouri                                                190,000
                  Pizza Hut- Toledo, Ohio                                                              41,031
                  Pizza Hut-Weirton, West Virginia                                                    108,163
                  Boston Market-Vacaville, California                                                 353,289
                  Shoney's- Phoeniz Arizona                                                           194,887
                  Big Boy--Crystal City, Missouri                                                     133,333
                  Tumbleweed--Cookeville, Tennessee                                                   916,336
                  Bandana's Bar-B-Q -Columbia, Missouri                                               133,333
                                                                                                --------------
                                                                                                  $ 6,966,900
                                                                                                ==============


                  (n)      The   Company   owns  a  parcel   of  land  on  which
                           restaurants will be constructed during 2001.



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


(o)      The Property is encumbered at December 31, 2000.

(p) These Properties were acquired on the last business day of 2000, therefore, no depreciation was recognized

                   SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE




                                                                                                Principal Amount of Loans
-----------                 Interest         Final       Periodic   Prior  Face Amou Carrying Amo Subject to Delinquent
     Description              Rate       Maturity Date  Payment TermLiens  of Mortga of Mortgages Principal or Interest
----------------------------------------------------------------------------------------------------------------------

     328 loans held for sale with original amounts ranging from $69,000 to $10,205,000

                         7.62% to 11.19%   5/01/2003 to    N/A       N/A     N/A    $ 394,321,400 $ 1,162,535
                                           1/01/2021

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     24 loans as mortgage notes receivable with
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
        original amounts ranging from $52,000
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
        to $8,475,000
                         8.00% to 11.6%   8/17/2001         N/A       N/A     N/A     25,582,072     6,633,908
--------------------------------------------to 1/01/2------------------------------------------------------------------

                                      2000           1999             1998
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     Balance at beginning of period  63,466,474      19,631,693 17,622,010.00
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     New mortgage loans             370,029,447      46,738,038 2,901,742.00
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     Accrued interest                 2,906,089         346,101 (39,853.00)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     Collection of principal         (7,946,989)     (2,466,072)(291,990.00)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     Deferred financing income       (2,227,842)        (11,336)(10,126.00)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     Unamortized loan costs            (376,164)         91,007  86,524.00
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     Valuation loan costs            (6,854,932)       (551,011)         -
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     Provision for uncollectible mortgag907,389        (311,946)(636,614.00)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     Balance at end of period       419,903,472      63,466,474 19,631,693
----------------------------------=========================================-------------------------------------------
----------------------------------=========================================-------------------------------------------

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------


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

                  3.3 CNL American Properties Fund, Inc. Amended and Restated Bylaws (Included as Exhibit 3.2 to the Registrant's Registration Statement No. 333-37657 on Form S-11 and incorporated herein by reference.)

                  3.3 CNL American Properties Fund, Inc. Second Amended and Restated Articles of Incorporation (Included as
                           Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

                  4.1 Form of Stock Certificate (Included as Exhibit 4.5 to the Registrant's Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

                  10.1 Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne,
                           G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, dated as of January 27, 1997, between CNL American Properties Fund, Inc. and Steven
                           D. Shackelford, dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis
                           B. McWilliams, and dated as of September 1, 1999, between CNL American Properties Fund, Inc. and each of Howard J. Singer, John L. Farren, Timothy J. Neville, Michael I. Wood and Barry L. Goff (Included as Exhibit 10.9 to the Registrant's Registration Statement No. 333-15411 on Form S-11 and incorporated herein by reference.)

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

                  10.4 First Amendment to Amended and Restated Credit Agreement dated as of December 31, 1999 between CNL APF Partners, LP and First Union National Bank, as Agent (Included as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

                  10.5 Franchise Receivable Funding and servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (Included as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

                  10.6 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (Included as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

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

                  10.18 Amended and Restated Credit and Reimbursement Agreement by and among CNL APF Partners, LP, CNL APF LP Corp., CNL APF GP Corp., Bank of America, N.A. and Bank of America Securities LLC, dated as of June 15, 2000 (included as Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.

                  21       Subsidiaries of the Registrant (Filed herewith.)


                                   Exhibit 21
                         Subsidiaries of the Registrant


Subsidiaries of the Registrant

CNL American Properties, Inc.
CNL Franchise Network Corp.
CNL Financial GP Holding Corp.
CNL Franchise Network GP Corp.
CNL Franchise Network LP Corp.
CNL/CAS Corp.
CNL Financial Services GP Corp.
CNL Funding 2001-A, Inc.
CNL Financial VII, Inc.
CNL Financial V, Inc.
CNL Funding 98-1, Inc.
CNL Funding 99-1, Inc.
CNL Franchise Network, LP
CNL Financial VII, LP
CNL Funding 2001-A, LP
CNL Financial V, LP
CNL Financial LP Holding, LP
CNL RP Services, LLC
CNLinet, LLC
CNL Advisory Services, Inc.
CNL Financial Services, LP
CNL Restaurant Investors Properties, Inc.
CNL Restaurant Properties, Inc.
CNL/MSC Indiana Joint Venture
CNL/Corral South Joint Venture
CNL Fund Advisors, Inc.
CNL Restaurant Development, Inc.
CNL APF LP Corp.
CNL APF GP Corp.
CNL Restaurant Net Lease GP Holding Corp.
CNL/MSC Joint Venture No. 752
CNL/MSC Joint Venture No. 779
CNL/MSC Joint Venture No. 857
CNL/MSC Joint Venture No. 182
CNL/MSC Joint Venture No. 1005
CNL/MSC Joint Venture No. 740
CNL APF Partners, LP
CNL/Lee Vista Joint Venture
CNL/Chevys Annapolis Joint Venture
CNL Restaurant Net Lease Holdings, LP
CNL Restaurant Bond Holdings, Inc.
CNL Funding 2000-A, Inc.
CNL Funding 2000-A, LP
CNL Restaurant Bond Holdings, LP