Form 10-Q
period 2001-03-31
CNL AMERICAN PROPERTIES FUND INC
filed 2001-05-15
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

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


                       CNL American Properties Fund, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                       59-3239115
-------------------------------------------     -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
-------------------------------------------     -------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
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

43,495,919 shares of common stock, $.01 par value, outstanding as of May 8, 2001.

                                    CONTENTS





Part I                                                                  Page
                                                                        ----

   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets                 1

                  Condensed Consolidated Statements of Operations       2

                  Condensed Consolidated Statements of
                       Stockholders' Equity and Comprehensive
                       Income/(Loss)                                    3

                  Condensed Consolidated Statements of Cash Flows       4-5

                  Notes to Condensed Consolidated Financial
                       Statements                                       6-10

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   11-21

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           21


Part II

   Other Information                                                    22-26

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,           December 31,
                                                                                   2001                  2000
                                                                              -----------------     -----------------
                                          ASSETS

    Land, buildings and equipment on operating leases, less accumulated depreciation of $28,376,213 and $24,922,388, respectively and
        allowance for loss of $8,576,508 and $4,980,450, respectively           $ 787,662,499         $ 785,604,072
    Net investment in direct financing  leases,  less allowance for loss
        of $3,126,569 and $4,051,401, respectively                                171,007,670           169,221,416
    Mortgage loans held for sale                                                  487,840,398           394,321,400
    Mortgage notes receivable, net of allowance of $81,172 and $81,172,
        respectively                                                               26,198,135            25,582,072
    Equipment   and  other  notes   receivable,   net  of  allowance  of
    $2,721,020 and $3,026,645, respectively                                        42,088,615            47,189,252
    Other investments                                                              33,308,470            33,519,302
    Cash and cash equivalents                                                      15,960,914            23,772,166
    Restricted cash                                                                 7,586,681             1,875,838
    Receivables, less allowance for doubtful accounts
        of $5,920,871 and $7,257,207, respectively                                  5,552,849             3,370,083
    Accrued rental income                                                          18,024,107            16,027,991
    Due from related parties                                                        2,543,689             1,864,583
    Intangibles and other assets                                                   91,555,558            99,019,925
                                                                              -----------------     -----------------
                                                                                1,689,329,585         1,601,368,100
                                                                              =================     =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Credit facility                                                             $  72,000,000          $ 80,000,000
    Note payable                                                                   99,166,086            85,616,992
    Mortgage warehouse facilities                                                 529,828,192           463,764,785
    Subordinated note payable                                                      39,000,000            34,000,000
    Bonds payable                                                                 276,495,154           278,483,531
    Accrued construction costs payable                                              4,007,035             3,129,346
    Accounts payable and accrued expenses                                           5,700,633             6,435,003
    Due to related parties                                                          7,543,107             8,434,377
    Other payables                                                                 43,552,397            15,293,212
                                                                              -----------------     -----------------
        Total liabilities                                                       1,077,292,604           975,157,246
                                                                              -----------------     -----------------

    Minority interests, including redeemable partnership interest                  18,411,474            18,473,156
                                                                              -----------------     -----------------

    Stockholders' equity:
        Preferred stock, without par value.  Authorized
           and unissued 3,000,000 shares                                                   --                    --
        Excess shares, $0.01 par value per share.
           Authorized and unissued 78,000,000 shares                                       --                    --
        Common stock, $0.01 par value per share. Authorized 62,500,000
           shares,  issued  43,533,221  shares,  outstanding  43,495,919              434,958               434,958
    shares
        Capital in excess of par value                                            789,925,519           789,925,519
        Accumulated other comprehensive income/(loss)                              (5,461,494  )            242,330
        Accumulated distributions in excess of net earnings                      (191,273,476  )       (182,865,109  )
                                                                              -----------------     -----------------
              Total stockholders' equity                                          593,625,507           607,737,698
                                                                              -----------------     -----------------

                                                                              $ 1,689,329,585        $1,601,368,100
                                                                              =================     =================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Quarter Ended
                                                                                                March 31,
                                                                                         2001                2000
                                                                                    ----------------     --------------

Revenues:
    Rental income from operating leases                                                $ 21,701,645       $ 16,492,001
    Earned income from direct financing leases                                            4,267,232          3,459,483
    Interest income from mortgage, equipment and other notes receivable                  12,202,889          2,747,177
    Investment and interest income                                                        1,840,541          2,572,906
    Other income                                                                          4,344,831          1,240,439
    Net  increase  (decrease)  in value of  mortgage  loans held for sale,
       net of related hedge                                                               2,562,546                 --
                                                                                    ----------------     --------------
                                                                                         46,919,684         26,512,006
                                                                                    ----------------     --------------

Expenses:
    General operating and administrative                                                  6,925,869          4,585,928
    Interest expense                                                                     18,605,939          8,691,535
    Property expenses                                                                       469,657            462,399
    State and other taxes                                                                    63,619            292,985
    Depreciation and amortization                                                         5,780,657          4,454,614
    Transaction costs                                                                        83,153            895,021
                                                                                    ----------------     --------------
                                                                                         31,928,894         19,382,482
                                                                                    ----------------     --------------
Earnings before minority interest in (income)/loss of consolidated joint ventures, equity in earnings of unconsolidated joint venture, gain/(loss) on
    sale of assets and provision for losses on assets                                    14,990,790          7,129,524

Minority interest in (income)/loss of consolidated joint ventures                            32,738            (29,837 )

Equity in earnings of unconsolidated joint venture                                          153,770             24,210

Gain/(loss) on sale of assets                                                               (86,234 )          279,004

Provision for losses on assets                                                           (3,076,140 )          (23,397 )
                                                                                    ----------------     --------------
Earnings before cumulative effect of accounting change                                   12,014,924          7,379,504
                                                                                    ----------------     --------------
Cumulative effect of accounting change                                                   (3,840,902 )               --
                                                                                    ----------------     --------------
Net earnings                                                                           $  8,174,022        $ 7,379,504
                                                                                    ================     ==============

Earnings per share of common stock (basic and diluted):
    Before cumulative effect of accounting change                                        $     0.28          $    0.17
    Cumulative effect of accounting change                                                    (0.09 )               --
                                                                                    ----------------     --------------
    Net earnings                                                                         $     0.19          $    0.17
                                                                                    ================     ==============
Weighted average number of shares of common stock outstanding                            43,495,919         43,495,919
                                                                                    ================     ==============

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
               COMPREHENSIVE INCOME/(LOSS) Quarter Ended March 31,
                      2001 and Year Ended December 31, 2000

                                                                  Accumulated
                                                                 distributions      Accumulated
                            Common stock         Capital in        in excess           Other
                          Number       Par       excess of          of net         Comprehensive                      Comprehensive
                        of shares     value      par value         earnings        Income/(Loss)        Total         Income/(Loss)
                        ----------- ----------  -------------    --------------   ----------------   -------------   ---------------

Balance at
    December 31, 1999   43,495,919  $ 434,958   $791,418,955      $(119,462,690)    $ (177,119 )     $672,214,104         $      --

Stock issuance costs            --         --     (1,493,436 )              --                 --      (1,493,436 )              --

Net earnings                    --         --             --         2,927,163                 --       2,927,163         2,927,163

Other comprehensive
  income, market
  revaluation on avail-
  able for sale securi-
  ties                          --         --             --                --            419,449         419,449           419,449
                                                                                                                     ---------------

Total comprehensive
  income                        --         --             --                --                 --              --      $  3,346,612
                                                                                                                     ===============

Distributions de-
  clared and paid
  ($1.52 per share)             --         --             --       (66,329,582 )               --     (66,329,582 )
                        ----------- ----------  -------------    --------------   ----------------   -------------

Balance at December
  31, 2000              43,495,919  $ 434,958   $789,925,519      (182,865,109)      $   242,330     $607,737,698


Net earnings                    --         --             --         8,174,022                 --       8,174,022         8,174,022

Other comprehensive
  income, market
  revaluation on
  available for
  sale securities               --         --             --                --            233,491         233,491           233,491

Cumulative effect
  adjustment to
  recognize fair
  value of cash
  flow hedge                    --         --             --                --         (5,172,000 )    (5,172,000 )      (5,172,000)

Current period
  adjustment to
  recognize fair
  value of cash
  flow hedge                    --         --             --                --           (765,315 )      (765,315 )        (765,315)
                                                                                                                     ---------------

Total comprehen-
  sive income                   --         --             --                --                 --              --       $  2,470,198
                                                                                                                     ===============

Distributions de-
  clared and paid
 ($0.38 per share)              --         --             --       (16,582,389 )               --     (16,582,389 )
                        ----------- ----------  -------------    --------------   ----------------   -------------

Balance at March
  31, 2001               43,495,919  $ 434,958   $789,925,519      (191,273,476)     $  (5,461,494 )  $593,625,507
                        =========== ==========  =============    ==============   ================   =============


     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                  2001                   2000
                                                                            ------------------     -----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Used in Operating Activities                                       $ (56,566,278 )       $ (42,974,269 )
                                                                            ------------------     -----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                        (13,259,677 )         (13,817,746 )
       Investment in direct financing leases                                       (3,189,806 )         (15,091,074 )
       Proceeds from sale of assets                                                13,228,679             2,462,269
       Increase in restricted cash                                                 (5,710,843 )                  --
       Investment in joint ventures                                                  (129,347 )                  --
       Investment in mortgage notes receivable                                       (639,234 )                  --
       Collections on mortgage notes receivable                                       155,110                    --
       Investment in equipment and other notes receivable                          (8,543,448 )            (850,000 )
       Collections on equipment and other notes receivable                          7,970,193               355,981
       Decrease/(increase) in other assets                                            305,683              (684,751 )
       Other                                                                          585,015                    --
                                                                            ------------------     -----------------
              Net cash used in investing activities                                (9,227,675 )         (27,625,321 )
                                                                            ------------------     -----------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition and stock issuance costs
          paid by related parties on behalf of the company                                 --            (1,567,055 )
       Proceeds from borrowing on line of credit, note payable and
          subordinated note payable                                                31,704,000            16,496,000
       Payment on line of credit and note payable                                 (21,154,906 )                  --
       Proceeds from borrowing on mortgage warehouse facilities
                                                                                   84,966,209            47,348,672
       Payments on mortgage warehouse facilities                                  (18,902,802 )            (125,631 )
       Retirement of bonds payable                                                 (1,988,377 )                  --
       Payment of loan costs                                                               --              (446,811 )
       Distributions to minority interests                                            (59,034 )             (30,840 )
       Distributions to stockholders                                              (16,582,389 )         (16,582,402 )
                                                                            ------------------     -----------------
              Net cash provided by financing activities                            57,982,701            45,091,933
                                                                            ------------------     -----------------

Net Decrease in Cash and Cash Equivalents                                          (7,811,252 )         (25,507,657 )

Cash and Cash Equivalents at Beginning of Quarter                                  23,772,166            46,011,592
                                                                            ------------------     -----------------

Cash and Cash Equivalents at End of Quarter                                      $ 15,960,914          $ 20,503,935
                                                                            ==================     =================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                   Quarter Ended
                                                                                     March 31,
                                                                            2001                   2000
                                                                      -----------------      -----------------

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

Contribution of properties in exchange for investment in a
    non-controlled subsidiary                                                 $     --           $  5,388,050
                                                                      =================      =================

Acquisition of buildings in exchange for cancellation of
    mortgages                                                                 $     --           $  4,297,977
                                                                      =================      =================

Interest paid                                                             $ 11,000,545           $  6,739,032
                                                                      =================      =================


     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


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

         On June 1, 2000, the Company formed CNL Franchise Network, LP ("CFN") and transferred certain assets and operations to it in exchange for a combined general and limited partnership interest of 84.39 percent.

         The Company previously owned 100 percent of the preferred stock of CNL Restaurant Property Services, Inc., an affiliated entity offering construction management services. Effective January 1, 2001, the Company acquired 100 percent of the voting interest in CNL Restaurant Property Services, Inc, for $0.3 million from certain officers of the Company. The acquisition was part of an overall plan to streamline operations. As a result of the acquisition, the Company owns 100 percent of the common and preferred stock of this subsidiary and accounts for it using the consolidation method. The $1.1 million excess of the Company's aggregate investment in this subsidiary over the net book value of the subsidiary's assets and liabilities was applied to its real estate properties that had a fair value that exceeded net book value by over $1.1 million.

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


2.       Basis of Presentation - Continued:

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

         Certain items in the prior year's financial statements have been reclassified to conform with the 2001 presentation. These
         reclassifications   had  no  effect  on  stockholders'  equity  or  net
         earnings.

3.       Adoption of New Accounting Standard:

         The Company utilizes derivative instruments to partially offset the effect of fluctuations in interest rates on the value of its mortgage loans held for sale and the cash flows associated with certain variable-rate debt. The Company adopted Statement of Financial
         Accounting Standards No. 133 ("FAS 133"), as amended, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company hedges changes in the fair value of an asset or liability, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions in which the Company hedges the variability of cash flows related to a variable-rate asset, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings.

         Effective January 1, 2001, the Company recorded a cumulative effect adjustment of $21.2 million loss to recognize at fair value all derivative instruments that are designated as fair-value hedging instruments. The Company recorded an offsetting cumulative effect adjustment of $17.4 million gain in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets or liabilities.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


3.       Adoption of New Accounting Standard - Continued:

         The effect of the new accounting standard on earnings for the three months ended March 31, 2001 is an increase of $2.6 million; the effect on earnings per share is an increase of $0.06.

         In addition, effective January 1, 2001 the Company recorded a cumulative effect adjustment through stockholders' equity of $5.2 million to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments.

         For the three months ended March 31, 2001, the Company recorded an adjustment through stockholders' equity of $0.8 million to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments.

4.       Mortgage Loans Held for Sale:

         Mortgage loans held for sale are carried at fair value. The loans represent first mortgage loans on land and/or buildings of franchised restaurant businesses comprising approximately $468 million in fixed-rate loans and approximately $20 million in variable-rate loans. The fixed-rate loans carry a weighted average interest rate of 9.67 percent. The variable-rate loans carry interest rates that adjust monthly based on a 30-day LIBOR plus a margin. The mortgage loans are being collected in monthly installments with maturity dates ranging from 2001 to 2021. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or require a prepayment penalty from the borrower. The variable-rate mortgage loans generally have no prepayment restrictions.

         Mortgage loans held for sale consisted of the following at:

                                                             March 31,         December 31,
                                                               2001                2000
                                                        -------------------  ------------------

                   Outstanding principal                      $473,981,147        $400,952,189
                   Accrued interest income                       4,179,107           3,049,375
                   Deferred financing income                    (2,856,398 )        (2,274,221 )
                   Net valuation allowance                      12,536,542          (7,405,943 )
                                                                             ------------------
                                                        -------------------
                                                              $487,840,398        $394,321,400
                                                        ===================  ==================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


4.       Mortgage Loans Held for Sale - Continued:

         The valuation allowance reflects an excess of current value over historical cost of $19.9 million, including $17.3 million resulting from the decline in market interest rates, recognized upon the adoption of FAS 133 on January 1, 2001. The valuation adjustment also reflects an estimated $7.4 million decline in value associated with borrower delinquencies.

5.       Mortgage Warehouse Facilities:

         The Company has mortgage warehouse facilities with a total borrowing capacity of $700 million ("Mortgage Warehouse Facilities"). These Mortgage Warehouse Facilities enable the Company to provide net lease or mortgage financing to franchised businesses prior to disposition. As of March 31, 2001, the Mortgage Warehouse Facilities are collateralized by $487.8 million of mortgage loans held for sale and $120.5 million of land, buildings and direct financing leases. The facilities bear interest at LIBOR plus a weighted average of 89 basis points per annum. As of March 31, 2001 the weighted average interest rate for fundings on the three facilities approximated 6.34 percent. After consideration of the Company's interest rate swaps, the effective weighted average interest rate for the outstanding balance relating to the Mortgage Warehouse Facilities was 6.62 percent for the three months ended March 31, 2001. As of March 31, 2001 the Company had approximately $529.9 million outstanding under these Mortgage Warehouse Facilities. The Company believes, based on current terms, that the carrying value at March 31, 2001 approximates fair value.

6.       Related Party Transaction:

         During the quarter ended March 31, 2001, an affiliate of the Company advanced approximately $3.65 million to a tenant/borrower of the Company. The tenant/borrower used these proceeds to pay outstanding obligations, including obligations to the Company.

7.       Segment Information:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


7.       Segment Information - Continued:

         how to allocate resources and in assessing performance. This Statement was effective for fiscal years beginning after December 15, 1997. During 2000, the Company began evaluating the business based on two distinct lines of business. Effective June 2000, the Company created separate legal entities to operate and measure the lines of business. Those entities are: CNL Restaurant Properties, Inc. ("CNLRP") and CNL Franchise Network Corp. ("CFNC"). CNLRP is the parent company of CNL APF Partners LP, and CFNC is the parent company of CFN. Prior to this date, the Company did not measure the operating segments or manage the entities separately.

         CNLRP holds real estate, mortgage loans, and equipment and other loans on a portfolio basis. CFNC originates mortgage loans and net leases with the intent to sell or securitize. The following table summarizes the results for the quarter ended March 31, 2001 with segment information for the two lines of business.

                                                                CNL                              Consolidated
                                                             Restaurant       CNL Franchise         Totals
                                                            Properties,       Network Corp.      Quarter Ended
                                                                Inc.                            March 31, 2001
                                                           ---------------   ----------------   ----------------

          Revenues                                           $ 28,707,460       $ 18,212,224       $ 46,919,684
          Earnings before cumulative effect of
               accounting change                             $  9,522,030       $  2,492,894       $ 12,014,924

          Net earnings/(loss)                                $  9,522,030       $ (1,348,008 )     $  8,174,022
                                                           ===============   ================   ================

          Assets at March 31, 2001                           $981,506,341       $707,823,244     $1,689,329,585


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk, that are not historical facts, may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the company's credit facilities, the availability of other debt and equity financing alternatives, changes in interest rates under the company's current credit facilities and under any additional variable-rate debt arrangements that the company may enter into in the future, the ability of the company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the company, the ability of the company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans, the ability of the company to re-lease properties that are currently vacant or that become vacant and the ability of the company to securitize mortgage loans on a favorable and timely basis. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Organization and Nature of Business

         CNL American Properties Fund, Inc. (the "Company") is a self-advised real estate investment trust ("REIT") that provides a full range of financial solutions to operators of national and regional restaurant chains, such as triple-net leases, mortgage loans, secured equipment financing and advisory services, as well as turn-key and build-to-suit development services. At March 31, 2001, the Company has financial interests in over 1,250 properties diversified among more than 144 operators in 47 states. The Company's real estate portfolio subject to lease includes over 750 properties. The mortgage loan portfolio, excluding mortgages previously securitized, consists of over 500 properties. The Company's servicing portfolio of net lease properties and mortgages includes over 2,500 units of which over 1,300 are serviced on behalf of third parties.

         The Company entered 2000 pursuing a strategy of merging with a number of affiliated partnerships that would have increased the Company's asset base by approximately $500 million, and simultaneously listing the Company's shares on the New York Stock Exchange. As a result of unfavorable market conditions, the Company and the general partners of the affiliated partnerships agreed to terminate the merger in March 2000 and the Company chose not to list its shares.

         To improve its capital position, diversify its business platform and maximize long-term stockholder value, the Company established a totally new platform for serving the franchise restaurant marketplace, utilizing the Company's two operational components - a real estate investment trust and CNL Franchise Network, LP ("CFN" or the "Partnership"), a specialty finance company allied with a major financial institution as its strategic partner. The Company formed the Partnership in June 2000 and contributed certain of its assets and operations in exchange for an 84.39 percent interest in the Partnership. Bank of America contributed its franchise finance originations group to the Partnership in exchange for a 9.18 percent non-voting redeemable interest in the
Partnership. Bank of America also serves as the lender on a $500 million warehouse credit facility and a $43.75 million subordinated debt facility and serves as administrative agent on a $125 million revolving credit facility. Bank of America maintains a 29.12 percent interest in the Partnership on a fully diluted basis after a conversion of the fully committed Subordinated Note Payable. The strategic alliance with Bank of America broadens the Company's financial products and offerings and enhances the Company's securitization platform, reducing the Company's reliance on public markets to raise capital.

         The Company also issued limited  partnership  interests  amounting to a
6.43 percent interest in CFN to CNL Financial Group, Inc., an affiliate of a director of the Company, in exchange for the operations of CNL Advisory Services, Inc. ("CAS"). CAS specializes in providing merger, acquisition and other advisory services to restaurant operators and expands the Company's services to the sector.

         As a result of these changes, as of March 31, 2001 the Company is now divided into two operations, CNL Franchise Network Corp. ("CFNC") and CNL Restaurant Properties, Inc. ("CNLRP"). These companies, respectively, serve as intermediate holding companies for operating subsidiaries CFN and CNL APF Partners, LP.

         Effective January 1, 2001, CNL Franchise Network Corp. elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, its operating Partnership, CFN, will be able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. CFN originates mortgages and leases properties for securitization and, in some cases, for sale to third parties. CFN also performs net lease and loan servicing on behalf of others. While the Company intends to continue managing its existing core portfolio of real estate leases and loans, management expects that the activities of CFN will be an increasingly significant part of the Company's business on a going-forward basis.

         Effective January 1, 2001, the Company acquired 100 percent of the voting interest in CNL Restaurant Property Services, Inc. ("the Development Company"), an affiliated entity offering construction management services, for $0.3 million from certain officers of the Company. The acquisition was part of an overall plan to streamline operations. As a result of the acquisition, the Company now owns 100 percent of this subsidiary and accounts for it using the consolidation method. The $1.1 million excess of the Company's aggregate investment in this subsidiary over the net book value of the subsidiary's assets and liabilities was applied to its real estate properties that had a fair value that exceeded net book value by over $1.1 million.

Liquidity

         Beginning with its partnership with Bank of America to form CFN, the Company repositioned its financing platform for net lease originations from a portfolio approach to a capital markets approach, which takes advantage of securitization markets. Historically, the Company has purchased properties and provided long-term triple-net lease financing to its clients. The properties were held on its balance sheet until maturity. The Company developed a financial product for franchise restaurant operators that permits the Company to securitize the cash flows from triple-net leases while retaining the on-going servicing. Also the Company can elect to either sell or retain the residual interest in its net lease properties, potentially generating further liquidity. This decreases the Company's reliance on public markets for capital. The $700 million warehouse credit facilities enables the Company to finance restaurant operators with either a securitizable net lease or debt product or a product that can be sold through the Company's private network.

         The internal designation of the CFNC and CNLRP components and the alliance with Bank of America has created the need for further discipline within the two components to manage their respective liquidity positions. Management believes this discipline will continue to provide accountability for the financial performance of each segment and thereby ultimately protect stockholder value.

         During the three months ended March 31, 2001 the Company originated $91.0 million of securitizable restaurant real estate financing consisting of $34.8 million in net lease financing and $56.2 million in mortgage debt financing. Securitizable originations include originations made on behalf of CNL Restaurant Investors Properties, LLC, a joint venture 50 percent owned by the Development Company. The Company also referred $19.5 million of mortgages pursuant to its referral program with Bank of America. The Company's volume of originations slowed in the first quarter after a strong second half of 2000, in part due to the effect of a volatile market.

         Due to the declining operating performance of several major concepts within the franchise restaurant industry and the anticipated slowing economy, management believes that overall financing volume in this sector will decline in 2001. However, management believes that the Company's volume levels may be greater in 2001 primarily because several significant competitors have either ceased or have substantially curtailed their services to restaurant operators. In some cases, those former competitors have outstanding commitments to provide financing that may translate into increased volume for the Company. Management also believes that there may be opportunities to increase its asset base through selective acquisitions of assets of competitors experiencing liquidity constraints. While not the primary focus in 2001, an acquisition of this nature that meets the Company's underwriting standards would impact liquidity.

         The Company recycles its capital through periodic loan and net lease securitizations in addition to smaller portfolio whole loan sales. The recycled capital is an important source of maintaining brand loyalty and strengthens the Company's position of providing financing solutions to the sector, thereby maintaining valuable client relationships. While the difficulties of some of the Company's competitors have created an opportunity to increase volume, they have also led to increased investor scrutiny of franchise-backed securities issued in a securitization. Management believes a securitization product offered later this year would realize better proceeds than are currently available. Management believes the current market conditions and sentiment are an overreaction and temporary, but is implementing alternate strategies such as whole loan sales, structured note offerings and increased loan referrals to portfolio providers. Also, the Company's restructuring in 2000 has simplified its ability to offer select properties for sale to private investors. Sales of such properties through March 31, 2001 have generated $0.6 million in gains. This represents another alternative available to improve liquidity as a fully integrated REIT and can counter the impact of a volatile securitization market.

         The Partnership experienced increased delinquencies in its portfolios of mortgage loans and securitized mortgage loans during the latter part of 2000. The Company has not historically experienced losses resulting from its lending activities and believes its underwriting standards are effective in assessing the credit strength and management of a restaurant operator. However, the Company is not immune from the cyclical nature of the business of many of its clients and may continue to be affected by poor performance of some restaurant chains should their financial positions weaken. The Company will continue to learn of loan defaults - a risk for any commercial lender - but management is pleased with the resolution of delinquencies to date. Delinquencies decrease liquidity because of reduced cash flow from the borrower and because once a borrower becomes ninety days delinquent, the warehouse facilities require the Company to repurchase the loan, requiring the Company to commit additional capital.

         In addition, the Company's operators may not be able to meet the rent and interest payments due the Company, which may result in an operator bankruptcy or insolvency. Although the Company's operating lease agreements and loans provide the Company the right to terminate an investment, evict an operator, demand immediate repayment, or take other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict the Company's ability to collect unpaid rent or interest and to collect interest during the bankruptcy proceeding. Further, the Company may be required to fund certain expenses in order to retain control of the property or to take possession of the property, which may expose the Company to successor liabilities. Such events may adversely affect the Company's revenue and operating cash flow.

Capital Resources

         CFN maintains mortgage warehouse facilities with a total borrowing capacity of $700 million ("Mortgage Warehouse Facilities"). These Mortgage Warehouse Facilities enable the Company to provide net lease and mortgage financing to restaurant operators. At March 31, 2001, CFN had $529.8 million in financing outstanding on the warehouse facilities.

         The Mortgage Warehouse Facilities bear interest on a weighted average basis of approximately 89 basis points above LIBOR. For the three months ended March 31, 2001, the weighted average interest rate for the facilities approximated 6.34 percent. CFN has entered into several interest rate swap agreements to hedge a portion of the interest rate risk. CFN believes that its interest rate risk related to the Mortgage Warehouse Facilities has been partially mitigated by the use of interest rate swaps. The effective weighted average interest rate for the outstanding balance related to the Mortgage Warehouse Facilities for the three months ended March 31, 2001 was 6.62 percent.

         In August 2000, the Company issued Triple Net Lease Mortgage Bonds, Series 2000-A, resulting in the Company generating $280.9 million in proceeds. The proceeds were used to pay down short-term debt and more appropriately match maturities of long-term assets with long-term liabilities. The Company used 257 of its real estate properties as collateral for the bonds. A third party rated and classified the bonds resulting in a weighted average coupon rate of 7.93 percent and a weighted average life of 10.13 years. The terms of the bond indenture require monthly lease payments received from tenants and available for debt service to be applied to the senior bonds. The bond indenture provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the leases that serve as collateral for the bonds are less than 10 percent of the aggregate amounts due under the leases at the time of securitization.

         At the time of the alliance with Bank of America, the Company terminated a $300 million line of credit originally entered into in June 1999 and entered into a new $125 million unsecured revolving credit facility and a $175 million unsecured bridge financing. The $175 million bridge facility was repaid with the proceeds from the bond indenture, leaving the Company with the $125 million revolving credit facility (the "Credit Facility"). At March 31, 2001, the outstanding balance on the Credit Facility was $72 million. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure between 175 and 215 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25 percent, whichever the Company selects at the time of each advance. The principal balance, together with all unpaid interest, is due in full upon termination of the Credit Facility on June 15, 2002.

         In April 2000, the Company purchased a two year interest rate cap for a $200,000,000 notional principal balance (the "Cap"). The purpose of the Cap was to reduce the impact of rising interest rates on its floating rate debt. The amount paid to the Company was equal to $200,000,000 multiplied by LIBOR for the periods outlined above. In August 2000, the Company reduced the notional amount of the interest rate cap to $100,000,000. The combination of the Cap and the Company's obligation result in the Company paying interest at a variable rate plus the spread above LIBOR on up to $100,000,000 of the outstanding Credit Facility balance for periods when LIBOR is below 7.50 percent. When LIBOR reaches 7.50 percent, the Company pays the variable rate and receives the spread above LIBOR on up to $100,000,000.

         The Company believes, based on current terms, that the carrying value of its Credit Facility at the end of the current period approximates fair value. For the three months ended March 31, 2001, the weighted average interest rate on amounts outstanding under the Credit Facility was 6.99 percent.

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147 million that will expire in October 2002. The Company will use the proceeds of the Secured Credit Facility for property acquisitions. Borrowings under the Secured Credit Facility bear interest at the rate of commercial paper plus 56 basis points per annum. As of March 31, 2001, the interest rate on the Secured Credit Facility was 5.31 percent, outstanding borrowings under the Secured Credit Facility were approximately $99.2 million and the Secured Credit Facility was collateralized by mortgages on 91 properties and an assignment of rents. The Company believes, based on current terms, that the carrying value of the Secured Credit Facility at the end of the current period approximates fair value.

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding notional balance of $89.2 million at March 31, 2001 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Secured Credit Facility has been mitigated by the use of interest rate swaps. The effective interest rate for the outstanding balance relating to the Secured Credit Facility as of March 31, 2001 was 6.84 percent per annum.

         In June 2000, CFN entered into a $43.75 million senior subordinated note payable ("Subordinated Note Payable") with Bank of America that provides CFN additional working capital and the ability to receive advances to purchase and develop properties and to fund mortgage loans. This note is subordinated to the existing senior debt of the Company. The principal amount outstanding under the Subordinated Note Payable bears interest at a rate of 8.5 percent per annum payable quarterly. The principal balance, together with all unpaid interest, is due in full upon maturity of the note in June 2007. The Company's management believes, based on current terms, that the carrying value of its Subordinated Note Payable at March 31, 2001 approximates fair value.

         As previously stated, Bank of America holds a limited partnership interest in CFN, which was issued as a result of Bank of America's contribution of its franchise finance originations group. In addition, the Subordinated Note Payable has a conversion feature that allows Bank of America, beyond a specific date to have the note converted into additional limited partnership interests in CFN. The fully diluted percentage interest applicable to Bank of America in the event the entire commitment is converted is 29.12 percent.

Interest Rate Risk

         As of March 31, 2001, the Company had $72.0 million, $99.2 million and $529.8 million outstanding under its Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities, respectively. The Company has exposure to interest rate risk associated with the Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities due to the variable interest rates. The Company believes this risk has been partially mitigated with interest rate swap agreements and an interest rate cap agreement to reduce the impact of changes in interest rates on its floating rate debt.

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

         Management estimates that a one percentage point increase in long-term interest rates as of March 31, 2001 would have resulted in a decrease in the fair value of its fixed-rate loans of $25.4 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $17.4 million. In addition, a one percentage point increase in short-term interest rates for the three months ended March 31, 2001 would have resulted in additional interest costs of approximately $1.6 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate changes at March 31, 2001, it is not intended to predict future results and the Company's actual results will likely vary.

         Inflation has not significantly affected the earnings of the Company because of the moderate inflation rate. Additionally, earnings of the Company reflect primarily long-term investments with fixed rents or interest rates. These investments are mainly financed with a combination of equity, senior notes and borrowings under the revolving lines of credit or warehouse facilities. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

Capital Commitments

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants that are not reflected in the accompanying condensed consolidated financial statements. These commitments, including development agreements, if accepted by the potential borrowers, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $162.8 million at March 31, 2001, of which approximately $82.5 million is currently scheduled for closing. The primary source of funding will be the Mortgage Warehouse Facilities augmented by the Subordinated Note Payable, the Credit Facility and the Secured Credit Facility.

Cash and Cash Equivalents

         At March 31, 2001 and December 31, 2000 the Company had $16.0 million and $23.8 million, respectively, invested in short-term highly-liquid investments such as demand deposits at commercial banks and money markets with less than a 30-day maturity date.

         During the quarter ended March 31, 2001, an affiliate of the Company advanced approximately $3.65 million to a tenant/borrower of the Company. The tenant/borrower used these proceeds to pay outstanding obligations, including obligations to the Company.

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

         The Company expects to meet its long-term liquidity requirements through a combination of periodic securitizations of mortgage loans and triple-net leases, select sales of certain assets held for sale and short and long-term debt financing or equity financing. Periodic securitization is an effective method for accessing capital and results in the Company being less dependent on equity markets. In addition, the Company will continue to evaluate an eventual listing of the Company's shares on the New York Stock Exchange, which could permit the Company access to additional debt and equity capital. As of May 8, 2001, the Company's long-term liquidity requirements include the maturities of its Mortgage Warehouse Facilities in 2001, Credit Facility in 2002, Secured Credit Facility in 2002, Subordinated Note Payable in 2007 and Bonds Payable through 2021.

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

         During the quarters ended March 31, 2001 and 2000, the Company used cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses and funds used for investment in mortgage loans) of $56.6 million and $43.0 million, respectively. If the Company's investment in, and sale or securitization of mortgage loans were excluded from operating activities in the quarters ended March 31, 2001 and 2000, the Company would have reported $16.5 million and $5.9 million, respectively, in cash provided by operating activities.

         The Company declared and paid distributions to its stockholders of $16.6 million during each of the three months ended March 31, 2001 and 2000. No amounts distributed or to be distributed to the stockholders as of May 8, 2001 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to make distributions to its stockholders and reviews the propriety of the distributions on a quarterly basis.

Results of Operations

         The Company's net earnings for the three months ended March 31, 2001 were $8.2 million compared with $7.4 million in the three months ended March 31, 2000. Earnings in 2000 reflect $0.9 million in additional transaction costs associated with the initial attempt to list the Company's shares and merge with the CNL Income Funds. The Company has experienced a significant growth in earning assets, but earnings have been negatively impacted by costs relating to its capital restructuring and by an increase in delinquencies and vacancies attributed to certain franchise restaurant operators. Charges of $3.1 million were taken in the three months ended March 31, 2001 as a result of identifying potential real property impairments. In addition, a charge of $3.8 million was taken in the three month period as a result of the cumulative effect of an accounting change. The increased earnings in the current three month period before such charges are attributed to core operations.

Income

         The Company recorded $26.0 million and $20.0 million in rental income from operating leases and earned income from direct financing leases during the three months ended March 31, 2001 and 2000, respectively. The Company has continued to invest in new properties throughout these periods. The Company experienced some tenant defaults throughout most of 2000 and into 2001 and has been working diligently to resolve the tenant defaults. The increase in rental revenues is attributed to the increase in the number of properties owned by the Company.

         The Company recorded $12.2 million and $2.7 million in interest income from mortgage, equipment and other notes receivable during the three months ended March 31, 2001 and 2000, respectively. The increase is consistent with the related growth in the Company's portfolio of mortgage loans held for sale. Interest income will continue to vary from year to year to reflect the timing of the originations and securitizations. The interest rate charged on new loan originations changes from time to time in response to changes in market interest rates. Market rate changes also may impact the market values of the loans held for sale. The market value of existing loans may decrease when interest rates rise, or the value may subsequently recover from a previous decrease when interest rates decrease.

         During the three months ended March 31, 2001 and 2000 the Company earned $4.3 million and $1.2 million, respectively, in other income. The significant increase in the current year is attributable to the consulting revenues associated with the CAS operations acquired in June 2000 and the Development Company revenues subsequent to the January 1, 2001 acquisition.

         The Company recorded a $2.6 million adjustment during the three months ended March 31, 2001 to reflect the net change in its valuation of mortgage loans held for sale and the valuation of the related hedge position during the period. This adjustment reflects the hedge accounting as described in the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("FAS 133") as adopted effective January 1, 2001.

Expenses

         General and administrative expenses were approximately $6.9 million and $4.6 million for the three months ended March 31, 2001 and 2000, respectively. General and administrative expenses in 2001 include $0.5 million in expenses associated with advisory activities subsequent to the acquisition of CAS in June 2000. In January 2001 the Company acquired the Development Company operations adding approximately $0.5 million in expenses in this category during the three months ended March 31, 2001.

         An area of uncertainty relates to the unknown future costs the Company may incur as it seeks to resolve tenant and borrower delinquencies. Management otherwise expects to continue realizing savings from the retooled systems and processes in 2001 and is optimistic that this category of expense will decrease further relative to total revenues.

         Interest expense was $18.6 million and $8.7 million for the three months ended March 31, 2001 and 2000 respectively. The Company has continued to expand its operations through increased property acquisitions and the origination of mortgage loans that were substantially funded through the Mortgage Warehouse Facilities. The increase in interest expense of $9.9 million corresponds to a lease and interest revenue growth of $15.5 million in the current quarter compared with the first quarter of 2000. Maintaining sufficient volume is key to the Company's ability to maintain its competitive position in this business and to execute regular securitizations. The Company has also incurred debt to finance certain costs associated with the Company's strategic initiatives. These include expenses associated with the transition to an internally advised REIT, the proposed merger with the CNL Income Funds and with listing the Company 's shares, both of which were subsequently withdrawn, and costs associated with the new strategic direction currently underway with Bank of America as a partner.

         Expense categories such as property expenses and depreciation and amortization expenses have reflected and will continue to reflect the level of assets invested in leased properties that have been increasing accordingly.

         Goodwill associated with the September 1, 1999 acquisition of the debt operations and with the June 2000 contributions of the Bank of America franchise finance originations group and the acquisition of CAS have resulted in increased amortization of goodwill compared to the prior periods.

         Transaction costs were $0.9 million for the three months ended March 31, 2000. Transaction costs in 2000 reflect the costs associated with the proposed merger with the CNL Income Funds that was subsequently withdrawn, and the listing of the Company's shares that was subsequently withdrawn.

         Effective January 1, 2001, the Company recorded a cumulative effect adjustment of a $21.2 million loss to recognize at fair value all derivative instruments that are designated as fair-value hedging instruments. The Company recorded an offsetting cumulative effect adjustment of a $17.4 million gain in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets or liabilities. Therefore, the adoption of FAS 133 resulted in a $3.8 million loss for the Company.

         The effect of the new accounting standard on earnings for the three months ended March 31, 2001 is an increase of $2.6 million; the effect on earnings per share is an increase of $0.06.

         In addition, effective January 1, 2001 the Company recorded a cumulative effect adjustment through stockholders' equity of $5.2 million loss to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments.

         During the three months ended March 31, 2001 and 2000, the Company recorded provisions for losses on assets of $3.1 million and $23,397, respectively, for financial reporting purposes to adjust the carrying value of certain properties to the estimated fair market value of these properties.

         The Company separated the performance of its real estate investment trust activities from the activities of the specialty finance activities of CFNC for financial reporting purposes upon the date of its alliance with Bank of America. During the three months ended March 31, 2001 CFNC activities reflect a $1.3 million operating loss attributed primarily to the $3.8 million effect of the adoption of FAS 133 described above as offset by the $2.6 million valuation adjustment.


ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding the Company's market risk at December 31, 2000 is included in its Annual Report on Form 10-K for the year ended December 31, 2000. The material changes in the Company's market risk are discussed above. Information regarding the Company's market risk relating to changes in interest rates are incorporated herein by reference to Item 2 "Organization and Nature of Business - Interest Rate Risk."

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

                  3.3 CNL American Properties Fund, Inc. Second Amended and Restated Articles of Incorporation (Included as
                           Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

                  4.1 Form of Stock Certificate (Included as Exhibit 4.5 to the Registrant's Registration Statement No. 33-78790 on Form S-11 and incorporated herein by reference.)

                  10.1 Form of Indemnification Agreement dated as of April 18, 1995, between the Registrant and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter,
                           J. Joseph Kruse, Richard C. Huseman, John T. Walker, Jeanne A. Wall, Lynn E. Rose and Edgar J. McDougall, dated as of January 27, 1997, between the Registrant and Steven D. Shackelford, dated as of February 18, 1998, between the Registrant and Curtis B. McWilliams, and dated as of September 1, 1999, between the Registrant and each of Howard J. Singer, John L. Farren, Timothy J. Neville, Michael I. Wood and Barry L. Goff (Included as Exhibit 10.9 to the Registrant's Registration Statement No. 333-15411 on Form S-11 and incorporated herein by reference.)

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

                  10.18 Amended and Restated Credit and Reimbursement Agreement by and among CNL APF Partners, LP, CNL APF LP Corp., CNL APF GP Corp., Bank of America, N.A. and Bank of America Securities LLC, dated as of June 15, 2000 (included as Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended June 30, 2000).

                  10.19    Employment  Agreement by and between Michael Wood and
                           the  Registrant,   dated  August  31,  1999.   (Filed
                           herewith.)

                  10.20 Employment Agreement by and between Brent Heaton and the Registrant, dated September 29, 1999. (Filed herewith.)

                  10.21 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Curtis McWilliams. (Filed herewith.) The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1, 1999), John Walker (dated November 3, 1999), Barry Goff (dated November 1, 1999), and Brent Heaton (dated November 3, 1999).

                  10.22 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Robert Chapin. (Filed herewith.) The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Howard Singer (dated November 1, 1999), Michael Wood (dated November 8, 1999) and Timothy Neville (dated November 24, 1999).

                  10.23 Second Addendum to Employment Agreement dated as of June 16, 2000, between the Registrant and Curtis McWilliams. (Filed herewith.) The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements:
                           Howard Singer (dated June 19, 2000), Robert Chapin (dated June 20, 2000) and Brent Heaton (dated October 30, 2000).

                  10.24 Second Addendum to Employment Agreement dated as of August 20, 2000, between the Registrant and Barry Goff. (Filed herewith.)

                  10.25 Second Addendum to Employment Agreement dated as of September 1, 2000, between the Registrant and Steve Shackelford. (Filed herewith.)

                  10.26 Second Addendum to Employment Agreement dated as of 2000, between the Registrant and Timothy Neville. (Filed herewith.)

                  10.27 Second Addendum to Employment Agreement dated as of October 24, 2000, between the Registrant and Michael Wood. (Filed herewith.)

                  10.28 Second Addendum to Employment Agreement dated as of October 25, 2000, between the Registrant and John Walker. (Filed herewith.)

                  21 Subsidiaries of the Registrant (Included as Exhibit 21 to the Registrant's From 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

                  (b)      Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 15th day of May, 2001.


                           CNL AMERICAN PROPERTIES FUND, INC.


                            By:   /s/ Curtis B. McWilliams
                                  -----------------------------------------
                                  CURTIS B. MCWILLIAMS
                                  co-Chief Executive Officer
                                  (Principal Executive Officer)


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

                  3.3 CNL American Properties Fund, Inc. Second Amended and Restated Articles of Incorporation (Included as
                           Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

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

                  10.18 Amended and Restated Credit and Reimbursement Agreement by and among CNL APF Partners, LP, CNL APF LP Corp., CNL APF GP Corp., Bank of America, N.A. and Bank of America Securities LLC, dated as of June 15, 2000 (included as Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended June 30, 2000).

                  10.19    Employment  Agreement by and between Michael Wood and
                           the  Registrant,   dated  August  31,  1999.   (Filed
                           herewith.)

                  10.20 Employment Agreement by and between Brent Heaton and the Registrant, dated September 29, 1999. (Filed herewith.)

                  10.21 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Curtis McWilliams. (Filed herewith.) The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1, 1999), John Walker (dated November 3, 1999), Barry Goff (dated November 1, 1999), and Brent Heaton (dated November 3, 1999).

                  10.22 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Robert Chapin. (Filed herewith.) The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Howard Singer (dated November 1, 1999), Michael Wood (dated November 8, 1999) and Timothy Neville (dated November 24, 1999).

                  10.23 Second Addendum to Employment Agreement dated as of June 16, 2000, between the Registrant and Curtis McWilliams. (Filed herewith.) The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements:
                           Howard Singer (dated June 19, 2000), Robert Chapin (dated June 20, 2000) and Brent Heaton (dated October 30, 2000).

                  10.24 Second Addendum to Employment Agreement dated as of August 20, 2000, between the Registrant and Barry Goff. (Filed herewith.)

                  10.25 Second Addendum to Employment Agreement dated as of September 1, 2000, between the Registrant and Steve Shackelford. (Filed herewith.)

                  10.26 Second Addendum to Employment Agreement dated as of 2000, between the Registrant and Timothy Neville. (Filed herewith.)

                  10.27 Second Addendum to Employment Agreement dated as of October 24, 2000, between the Registrant and Michael Wood. (Filed herewith.)

                  10.28 Second Addendum to Employment Agreement dated as of October 25, 2000, between the Registrant and John Walker. (Filed herewith.)

                  21 Subsidiaries of the Registrant (Included as Exhibit 21 to the Registrant's For, 10-K for the year ended December 31, 2000 and incorporated herein by reference.)