Form 10-Q
period 2001-06-30
CNL AMERICAN PROPERTIES FUND INC
filed 2001-08-14
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                    001-15581
                     ---------------------------------------


                       CNL American Properties Fund, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Maryland                                        59-3239115
--------------------------------------            ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
--------------------------------------            ---------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

43,495,919 shares of common stock, $.01 par value, outstanding as of August 3, 2001.

                                    CONTENTS





Part I                                                                  Page
                                                                        ----

   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets                   1

                  Condensed Consolidated Statements of Operations         2

                  Condensed Consolidated Statements of
                       Stockholders' Equity and Comprehensive
                       Income/(Loss)                                      3

                  Condensed Consolidated Statements of Cash Flows         4-5

                  Notes to Condensed Consolidated Financial
                       Statements                                         6-12

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     13-25

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             25


Part II

   Other Information                                                      26-31

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,            December 31,
                                                                                 2001                  2000
                                                                            -----------------     -----------------
                                 ASSETS

  Land, buildings and equipment on operating leases, less accumulated depreciation of $31,642,471 and $24,922,388, respectively and
      provision for impairment of $7,646,603 and $4,980,450,                  $ 737,092,035         $ 785,604,072
      respectively
  Net  investment  in direct  financing  leases,  less  provision  for
      impairment of $1,478,265 and $4,051,401, respectively                     159,240,683           169,221,416
  Mortgage loans held for sale                                                  378,441,544           394,321,400
  Real estate held for sale                                                      87,110,583                    --
  Mortgage  notes  receivable,   net  of  allowance  of  $936,172  and
      $81,172, respectively                                                      86,991,785            25,582,072
  Equipment and other notes receivable, net of allowance of $2,721,020
      and $3,026,645, respectively                                               41,899,389            47,189,252
  Other investments                                                              32,992,837            33,519,302
  Cash and cash equivalents                                                      17,884,720            23,772,166
  Restricted cash                                                                 7,352,624             1,875,838
  Receivables, less allowance for doubtful accounts
      of $4,853,214 and $7,257,207, respectively                                  5,770,715             3,370,083
  Accrued rental income                                                          18,082,980            16,027,991
  Due from related parties                                                        1,184,818             1,864,583
  Intangibles and other assets                                                   89,474,048            99,019,925
                                                                            -----------------     -----------------
                                                                              1,663,518,761         1,601,368,100
                                                                            =================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Credit facility                                                             $  73,000,000          $ 80,000,000
  Note payable                                                                   99,166,086            85,616,992
  Mortgage warehouse facilities                                                 484,301,022           463,764,785
  Subordinated note payable                                                      43,000,000            34,000,000
  Bonds payable                                                                 315,973,908           278,483,531
  Accrued construction costs payable                                              1,235,937             3,129,346
  Accounts payable and accrued expenses                                           6,700,800             6,435,003
  Due to related parties                                                          9,429,114             8,434,377
  Other payables                                                                 29,129,670            15,293,212
                                                                            -----------------     -----------------
      Total liabilities                                                       1,061,936,537           975,157,246
                                                                            -----------------     -----------------

  Minority interests, including redeemable partnership interest                  18,317,430            18,473,156
                                                                            -----------------     -----------------

  Stockholders' equity:
      Preferred stock, without par value.  Authorized
         and unissued 3,000,000 shares                                                   --                    --
      Excess shares, $0.01 par value per share.
         Authorized and unissued 78,000,000 shares                                       --                    --
      Common stock, $0.01 par value per share. Authorized 62,500,000
         shares,  issued  43,533,221  shares,  outstanding shares                43,495,919              434,958
         shares
      Capital in excess of par value                                            789,925,519           789,925,519
      Accumulated other comprehensive income/(loss)                              (4,434,432  )            242,330
      Accumulated distributions in excess of net earnings                      (202,661,251  )       (182,865,109  )
                                                                            -----------------     -----------------
            Total stockholders' equity                                          583,264,794           607,737,698
                                                                            -----------------     -----------------

                                                                            $ 1,663,518,761        $1,601,368,100
                                                                            =================     =================


     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Quarter Ended                   Six Months Ended
                                                                          June 30,                         June 30,
                                                                   2001              2000            2001             2000
                                                               --------------    -------------  ---------------  ---------------

Revenues:
    Rental income from operating leases                         $ 21,078,529     $ 15,845,534     $ 42,780,174     $ 32,337,535
    Earned income from direct financing leases                     3,615,609        4,012,050        7,882,841        7,471,533
    Interest income from mortgage, equipment and
       other notes receivable                                     12,050,344        2,371,804       24,253,233        5,118,981
    Investment and interest income                                 1,437,385        2,418,348        3,277,926        4,991,254
    Other income                                                   3,437,716        1,225,898        7,782,547        2,466,337
    Net increase (decrease) in value of mortgage
       loans held for sale, net of related hedge                      51,941               --        2,614,487               --
    Gain (Loss) on sale of assets-operating                         (400,906 )             --          229,172               --
                                                               --------------    -------------  ---------------  ---------------
                                                                  41,270,618       25,873,634       88,820,380       52,385,640
                                                               --------------    -------------  ---------------  ---------------
Expenses:
    General operating and administrative                           9,707,553        4,489,252       16,716,575        9,075,180
    Interest expense                                              17,906,644        9,596,563       36,512,583       18,288,098
    Property expenses                                                211,375        1,205,823          681,032        1,668,222
    State and other taxes                                            834,535          445,246          898,154          738,231
    Depreciation and amortization                                  5,752,780        3,287,953       11,533,437        7,742,567
    Transaction costs                                                     --        5,807,934               --        6,702,955
    Loss on investment in securities                                 121,675               --          121,675               --
                                                               --------------    -------------  ---------------  ---------------
                                                                  34,534,562       24,832,771       66,463,456       44,215,253
                                                               --------------    -------------  ---------------  ---------------
Earnings before minority interest in (income)/loss
    of consolidated joint ventures, equity in
    earnings of unconsolidated joint ventures,
    gain/(loss)on sale of assets and provision
    for losses on assets                                           6,736,056        1,040,863       22,356,924        8,170,387

Minority interest in (income)/loss of consolidated
    joint ventures                                                    35,244         (178,826 )         67,982         (208,663 )

Equity in earnings of unconsolidated joint ventures                  263,435           24,455          417,205           48,665

Gain/(loss) on sale of assets                                       (587,503 )        (80,322 )     (1,303,815 )        198,682
Provision for losses on assets                                    (1,252,617 )       (151,244 )     (4,328,757 )       (174,641 )
                                                               --------------    -------------  ---------------  ---------------

Earnings before cumulative effect of accounting change             5,194,615          654,926       17,209,539        8,034,430

Cumulative effect of accounting change                                    --               --       (3,840,902 )             --
                                                               --------------    -------------  ---------------  ---------------

Net earnings                                                     $ 5,194,615       $  654,926     $ 13,368,637      $ 8,034,430
                                                               ==============    =============  ===============  ===============

Earnings per share of common stock (basic and diluted):
    Before cumulative effect of accounting change                  $    0.12        $    0.02       $     0.40        $    0.18
    Cumulative effect of accounting change                                --               --            (0.09 )             --
                                                               ---------------  --------------- ---------------  ---------------
    Net earnings                                                   $    0.12        $    0.02       $     0.31        $    0.18
                                                               ===============  =============== ===============  ===============

Weighted average number of shares of common stock
    outstanding                                                   43,495,919       43,495,919       43,495,919       43,495,919
                                                               ==============    =============  ===============  ===============



     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
              COMPREHENSIVE INCOME/(LOSS) Six Months Ended June 30,
                      2001 and Year Ended December 31, 2000

                                                                       Accumulated
                                                                      distributions     Accumulated
                                   Common stock         Capital in      in excess          Other
                                 Number       Par       excess of        of net        Comprehensive                 Comprehensive
                               of shares     value      par value       earnings       Income/(Loss)      Total      Income/(Loss)
                               ----------- ----------  -------------  --------------  ---------------- ------------  -------------
Balance at
    December 31, 1999          43,495,919  $ 434,958   $791,418,955    (119,462,690   $ (177,119 )    $672,214,104      $      --


Stock issuance costs                   --         --     (1,493,436 )            --           --        (1,493,436 )           --

Net earnings                           --         --             --       2,927,163           --         2,927,163      2,927,163

Other comprehensive
    income, market
    revaluation on available
    for sale securities                --         --             --              --      419,449           419,449        419,449
                                                                                                                      -------------

Total comprehensive income             --         --             --              --           --                --   $  3,346,612
                                                                                                                      =============

Distributions declared and
    paid ($1.52 per share)             --         --             --     (66,329,582 )         --         (66,329,582 )
                              ----------- ----------  -------------  --------------  ----------------   -------------

Balance at December 31, 2000   43,495,919    434,958    789,925,519    (182,865,109 )    242,330         607,737,698

Net earnings                           --         --             --      13,368,637           --          13,368,637 $ 13,368,637

Other comprehensive income,
    market revaluation on
    available for sale
    securities                         --         --             --              --      151,243             151,243      151,243

Cumulative effect adjustment
    to recognize fair value
    of cash flow hedge                 --         --             --              --   (5,172,000 )        (5,172,000 ) (5,172,000 )

Current period adjustment to
    recognize fair value of
    cash flow hedge                    --         --             --              --      343,995             343,995      343,995
                                                                                                                       ------------

Total comprehensive income             --         --             --              --           --                  --  $ 8,691,875
                                                                                                                       ============

Distributions declared and
    paid ($0.76 per share)             --         --             --     (33,164,779 )         --         (33,164,779 )

                               ----------- ----------  -------------  --------------  ----------------   -------------

Balance at June 30, 2001       43,495,919  $ 434,958   $789,925,519   $(202,661,251   $(4,434,432 )     $583,264,794
                               =========== ==========  =============  ==============  ================   =============


     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  2001                   2000
                                                                            ------------------     -----------------

Cash Flows from Operating Activities:
    Net earnings                                                                   13,368,637             8,034,430
    Adjustments to reconcile net earnings to net cash used in
       operating activities:
       Depreciation and amortization                                               11,533,437             7,742,567
       Provision for losses on assets                                               4,328,757                    --
       Investments in mortgage loans held for sale                               (111,965,843 )         (73,028,051 )
       Collection on mortgage loans held for sale                                  32,159,984             4,750,856
       Proceeds from sale of mortgage loans held for sale                          47,692,991                    --
       Additions to real estate held for sale                                     (68,004,538 )                  --
       Proceeds from sale of real estate held for sale                             34,619,408                    --
       Changes in other operating assets and liabilities                           (4,062,905 )           4,598,809
                                                                            ------------------     -----------------
              Net cash used in operating activities                               (40,330,072 )         (47,901,389 )
                                                                            ------------------     -----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                         (7,571,946 )         (27,279,430 )
       Investment in direct financing leases                                       (1,251,545 )         (23,301,254 )
       Proceeds from sale of assets                                                 5,990,019             6,970,613
       Increase in restricted cash                                                 (5,476,786 )          (3,467,086 )
       Investment in mortgage notes receivable                                       (632,682 )                  --
       Collections on mortgage notes receivable                                       348,561                    --
       Investment in equipment and other notes receivable                          (8,550,000 )          (4,152,100 )
       Collections on equipment and other notes receivable                          8,171,592             1,712,462
       Decrease/(increase) in other assets                                            875,917            (1,776,564 )
       Other                                                                          246,400                    --
                                                                            ------------------     -----------------
              Net cash used in investing activities                                (7,850,470 )         (51,293,359 )
                                                                            ------------------     -----------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition and stock issuance costs
          paid by related parties on behalf of the company                                 --            (1,422,056 )
       Proceeds from borrowing from affiliate                                       2,000,000                    --
       Proceeds from borrowing on line of credit, note payable and
          subordinated note payable                                                41,704,000           333,401,000
       Payment on line of credit and note payable                                 (26,154,906 )        (278,000,000 )


     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  2001                   2000
                                                                            ------------------     -----------------

       Proceeds from borrowing on mortgage warehouse facilities
                                                                                  162,227,081               71,481,448
       Payments on mortgage warehouse facilities                                 (141,690,844 )               (549,093 )
       Issuance of bonds                                                           41,722,667                       --
       Retirement of bonds payable                                                 (4,232,289 )                     --
       Payment of loan costs                                                               --               (3,209,908 )
       Distributions to minority interests                                           (117,834 )                (52,585 )
       Distributions to stockholders                                              (33,164,779 )            (33,164,804 )
                                                                            ------------------    ---------------------
              Net cash provided by financing activities                            42,293,096               88,484,002
                                                                            ------------------    ---------------------

Net Decrease in Cash and Cash Equivalents                                          (5,887,446 )            (10,710,746 )

Cash and Cash Equivalents at Beginning of Period                                   23,772,166               46,011,592
                                                                            ------------------    ---------------------

Cash and Cash Equivalents at End of Period                                       $ 17,884,720             $ 35,300,846
                                                                            ==================    =====================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

Contribution of properties in exchange for investment in a
    non-controlled subsidiary                                                        $     --             $  5,301,107
                                                                            ==================    =====================

Acquisition of buildings in exchange for cancellation of mortgages
                                                                                     $     --             $  4,297,977
                                                                            ==================    =====================

Interest paid                                                                    $ 21,951,251             $ 19,033,420
                                                                            ==================    =====================


     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


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

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


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

3.       Adoption of New Accounting Standards:

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

         Effective January 1, 2001, the Company recorded a cumulative effect adjustment loss of $21.2 million to recognize at fair value all derivative instruments that are designated as fair-value hedging instruments. The Company recorded an offsetting cumulative effect adjustment gain of $17.4 million to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets or liabilities.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Adoption of New Accounting Standards - Continued:

         The effect of the new accounting standard on earnings for the six months ended June 30, 2001 is an increase of $2.6 million; the effect on earnings per share is an increase of $0.06.

         In addition, effective January 1, 2001 the Company recorded a cumulative effect adjustment through stockholders' equity of $5.2 million to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments.

         For the six months ended June 30, 2001, the Company recorded an adjustment through stockholders' equity of $0.3 million to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments.

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

4.       Real Estate Held for Sale:

         The Company has developed a program through which certain real estate properties may be profitably sold to private investors as an alternative to either retaining the properties as a long-term investment or offering to sell net lease cash flows in the securitization marketplace. As of June 30, 2001, the Company has a total of $87.1 million assets classified as Real Estate Held for Sale. The accounting for these properties differs from

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


4.       Real Estate Held for Sale - Continued:

         that of similar properties without this designation as the Company does not record depreciation or accrued rent on these properties. The properties held for sale are contemplated to be sold within an average period of six months.

         From  time  to  time  certain   properties   classified   as  long-term
         investments may be subsequently re-designated to held for sale classification. Certain properties as of December 31, 2000 have been re-designated as held for sale.

5.       Mortgage Loans Held for Sale:

         Mortgage loans held for sale are carried at fair value. The loans represent first mortgage loans on land and/or buildings of franchised restaurant businesses comprising approximately $359 million in fixed-rate loans and approximately $16 million in variable-rate loans. The fixed-rate loans carry a weighted average interest rate of 9.71 percent. The variable-rate loans carry interest rates that adjust monthly based on a 30-day LIBOR plus a margin. The mortgage loans are being collected in monthly installments with maturity dates ranging from 2001 to 2021. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or require a prepayment penalty from the borrower. The variable-rate mortgage loans generally have no prepayment restrictions.

         Mortgage loans held for sale consisted of the following at:

                                            June 30,          December 31,
                                              2001                2000
                                          ----------------  ------------------

               Outstanding principal         $375,632,742        $400,952,189
               Accrued interest income          3,545,818           3,049,375
               Deferred financing income       (2,553,731 )        (2,274,221 )
               Net valuation adjustment         1,816,715          (7,405,943 )
                                                            ------------------
                                          ----------------
                                             $378,441,544        $394,321,400
                                          ================  ==================

         The June 30, 2001 valuation adjustment reflects an excess of current value over historical cost of $9.1 million, based on current interest rates, offset by an estimated $7.3 million decline in value associated with borrower delinquencies.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


6.       Mortgage Warehouse Facilities:

         The Company has mortgage warehouse facilities with a total borrowing capacity of $625 million ("Mortgage Warehouse Facilities"). These Mortgage Warehouse Facilities enable the Company to provide net lease or mortgage financing to franchised businesses prior to disposition. As of June 30, 2001, the Mortgage Warehouse Facilities are collateralized by $378.4 million of mortgage loans held for sale and $160.4 million of land, buildings, direct financing leases, and real estate held for sale. The facilities bear interest at LIBOR plus a weighted average of 80 basis points per annum. As of June 30, 2001 the weighted average interest rate for fundings on the facilities approximated 5.75 percent. After consideration of the Company's interest rate swaps, the effective weighted average interest rate for the outstanding balance relating to the Mortgage Warehouse Facilities was 6.10 percent for the six months ended June 30, 2001. As of June 30, 2001 the Company had approximately $484.3 million outstanding under these Mortgage Warehouse Facilities.

7.       Bonds Payable:

         In May 2001, the Company issued Asset Backed Bonds, Series 2001-4, resulting in the Company generating $42.1 million in proceeds. The proceeds were used to pay down short-term debt and match maturities of long-term assets with long-term liabilities. The Company applied 63 mortgage loans as collateral for the bonds with a carrying value of approximately $61.5 million as of June 30, 2001. The offering resulted in an initial weighted average life of approximately 7.80 years for the offered securities and a rate of interest of approximately 9.86 percent per annum. The terms of the bond indenture require monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than 15 percent of the aggregate amounts due under the loans at the time of issuance.

8.       Income Taxes:

         The Company has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, the Company has generally not been required to provide for federal income taxes. Effective January 1, 2001, the Company's subsidiary, CNL Franchise Network Corp. ("CFNC"), elected to be treated as a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act. Certain activities reside within CFNC that are therefore subject to federal income taxes. For income tax purposes the treatment of loan valuation adjustments, loss reserves, loan fees,

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


8.       Income Taxes - Continued:

         depreciation, and other items differs from the treatment of these items for financial reporting purposes. In the aggregate, the Company has an excess of available future deductible items over future taxable items and as such may benefit from these items when the taxable subsidiaries produce a greater level of taxable income. At present, the Company has not recorded this potential future benefit because the subsidiaries involved do not have sufficient historical earnings on which to base a potential future benefit. Notwithstanding the foregoing, the Company has separately estimated its exposure within certain of its subsidiaries for current and deferred federal income taxes for earnings through June 30, 2001 and determined that it is not material.

9.       Related Party Transactions:

         During the six months ended June 30, 2001, an affiliate of the Company advanced approximately $5.8 million to a tenant/borrower of the Company. The tenant/borrower used these proceeds to pay outstanding obligations, including obligations to the Company.

         During the quarter ended June 30, 2001, the Company sold and assigned the collection rights of the current and future cash flows related to three equipment leases to an affiliate of the Company. The Company received approximately $1.1 million of proceeds, which equaled the net present value of the accounts receivable and remaining lease payments due and payable under the three equipment leases. As a result, no gain or loss was recognized.

         During the quarter ended June 30, 2001, an affiliate of the Company advanced $2 million to the Company in the form of a demand balloon promissory note. The note is uncollateralized, bears interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand.

10.      Segment Information:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement was effective for fiscal

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


10.      Segment Information - Continued:

         years beginning after December 15, 1997. During 2000, the Company began evaluating the business based on two distinct lines of business. Effective June 2000, the Company created separate legal entities to operate and measure the lines of business. Those entities are: CNL Restaurant Properties, Inc. ("CNLRP") and CFNC. CNLRP is the parent company of CNL APF Partners LP, and CFNC is the parent company of CFN. Prior to this date, the Company did not measure the operating segments or manage the entities separately. Activities for the month of June 2000 were not material.

         CNLRP holds real estate, mortgage loans, and equipment and other loans on a portfolio basis. CFNC originates mortgage loans and net leases with the intent to sell or securitize. The following table summarizes the results for the six months ended June 30, 2001 with segment information for the two lines of business.


                                                                                                 Consolidated
                                                                CNL                                 Totals
                                                             Restaurant       CNL Franchise       Six Months
                                                            Properties,       Network Corp.          Ended
                                                                Inc.           (in 000's)        June 30, 2001
                                                             (in 000's)                           (in 000's)
                                                           ---------------   ----------------   ----------------
          Revenues                                             $   54,012         $   34,808        $    88,820
          Earnings before cumulative effect of
               accounting change                               $   16,122         $    1,088        $    17,210

          Net earnings/(loss)                                  $   16,122         $   (2,753 )      $    13,369
                                                           ===============   ================   ================

          Assets at June 30, 2001                             $   970,598        $   692,921       $  1,663,519
                                                           ===============   ================   ================


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

Organization and Nature of Business

         CNL American Properties Fund, Inc. (the "Company") is a self-advised real estate investment trust ("REIT") that provides a full range of financial solutions to operators of national and regional restaurant chains, such as triple-net leases, mortgage loans, secured equipment financing and advisory services, as well as turn-key and build-to-suit development services. At June 30, 2001, the Company has financial interests in over 1,250 properties diversified among more than 144 operators in 48 states. The Company's real estate portfolio subject to lease includes over 800 properties. The mortgage loan portfolio, excluding mortgages previously securitized, consists of over 350 properties. The Company's servicing portfolio of net lease properties and mortgages includes over 2,600 units of which over 1,300 are serviced on behalf of third parties.

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

         To improve its capital position, diversify its business platform and maximize long-term stockholder value, the Company established a totally new platform for serving the franchise restaurant marketplace, utilizing the Company's two operational components - a real estate investment trust and CNL Franchise Network, LP ("CFN" or the "Partnership"), a specialty finance company allied with a major financial institution as its strategic partner. The Company formed the Partnership in June 2000 and contributed certain of its assets and operations in exchange for an 84.39 percent interest in the Partnership. Bank of America contributed its franchise finance originations group to the Partnership in exchange for a 9.18 percent non-voting redeemable interest in the
Partnership. Bank of America also serves as the lender on a $425 million warehouse credit facility and a $43.75 million subordinated debt facility and serves as administrative agent on a $125 million revolving credit facility. Bank of America maintains a 29.12 percent interest in the Partnership on a fully diluted basis after a conversion of the fully committed subordinated note payable. The strategic alliance with Bank of America broadens the Company's financial products and offerings and enhances the Company's securitization platform, reducing the Company's reliance on public markets to raise capital.

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

         As a result of these changes, the Company is divided into two operations, CNL Franchise Network Corp. ("CFNC") and CNL Restaurant Properties, Inc. ("CNLRP"). These companies, respectively, serve as intermediate holding companies for operating subsidiaries CFN and CNL APF Partners, LP.

         Effective January 1, 2001, CFNC elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, its operating Partnership, CFN, is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. CFN originates mortgages and leases properties for securitization or for sale to third parties. CFN also performs net lease and loan servicing on behalf of others. While the Company intends to continue managing its existing core portfolio of real estate leases and loans, management expects that CFN activities will be an increasingly significant part of the Company's business in the future.

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

Liquidity

         Beginning with its partnership with Bank of America to form CFN, the Company repositioned its financing platform for net lease originations from a portfolio approach to a capital markets approach, which takes advantage of securitization markets. Historically, the Company has purchased properties and provided long-term triple-net lease financing to its clients. The properties were reported as assets on our balance sheet until maturity. The Company developed a financial product for franchise restaurant operators that permits the Company to securitize the cash flows from triple-net leases while continuing to manage the relationship and service the lease. Also, the Company can elect to either sell or retain the residual interest in its net lease properties, potentially generating current or future liquidity. Thereby decreasing the Company's reliance on public markets for capital. The $625 million warehouse credit facilities enables the Company to finance restaurant operators with either a securitizable net lease or debt product or a product that can be sold through the Company's private network.

         The internal designation of the CFNC and CNLRP components and the alliance with Bank of America has created the need for further discipline within the two components to manage their respective liquidity. Management believes this discipline will continue to provide accountability for the financial performance of each segment and thereby ultimately protect stockholder value.

         During the six months ended June 30, 2001 the Company originated $155.5 million of securitizable restaurant real estate financing consisting of $85.6 million in net lease financing and $69.9 million in mortgage debt financing. Volume in the same period last year was $161.7 million. These amounts include originations made on behalf of CNL Restaurant Investors Properties, LLC, a joint venture 50 percent owned by the Development Company. The Company also referred $74.7 million of mortgage loans pursuant to its referral program with Bank of America, for a combined $230.2 million of restaurant property financings. The Company's volume of originations reflects its pursuit of rational origination levels during a relatively volatile marketplace.

         Management attributes the modest volume to the volatility experienced in the franchise asset-backed securities market. Several competitors have curtailed activity in the restaurant finance market, and management has adjusted its product pricing to reflect the resulting contraction of available capital for this sector. Management continues to expect solid demand for restaurant financings into 2002.

         The Company recycles its capital through periodic loan and net lease securitizations in addition to smaller portfolio whole loan sales. The recycled capital is an important source of maintaining brand loyalty and strengthens the Company's position of providing financing solutions to the sector, thereby maintaining valuable client relationships. While the difficulties of some of the Company's competitors have created an opportunity to increase volume, they have also led to increased investor scrutiny of franchise-backed securities issued in a securitization. Management continues to monitor the franchise asset-backed securities market and believes the current market conditions and sentiment are an overreaction and temporary, but is implementing alternate strategies such as whole loan sales, structured note offerings and increased loan referrals to portfolio providers. Also, the Company's restructuring in 2000 has simplified its ability to offer select properties for sale to private investors. This represents another alternative available to improve liquidity as a fully integrated REIT and can counter the impact of a volatile securitization market.

         The Partnership experienced increased delinquencies in its portfolios of mortgage loans and securitized mortgage loans during the latter part of 2000. The Company has not historically experienced losses resulting from its lending activities and believes its underwriting standards are effective in assessing the credit strength and management of a restaurant operator. However, the Company is not immune from the cyclical nature of the business of many of its clients and may continue to be affected by poor performance of some restaurant chains should their financial positions weaken. The Company may continue to incur loan defaults; however, management is pleased with the resolution of delinquencies to date. Delinquencies decrease liquidity because of reduced cash flow from the borrower and because once a borrower becomes ninety days delinquent, the standard warehouse facilities require the Company to repurchase the loan, requiring the Company to commit additional capital.

         In addition, the Company's clients may not be able to meet their obligations to the Company, which may result in an operator bankruptcy or insolvency. Although the Company's operating lease agreements and loans provide the Company the right to terminate an investment, evict an operator, demand immediate repayment, or take other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict the Company's ability to collect unpaid rent or interest and to collect interest during the bankruptcy proceeding. Further, the Company may be required to fund certain expenses in order to retain control of the property or to take possession of the property, which may expose the Company to successor liabilities and further affect liquidity. Such events may adversely affect the Company's revenue and operating cash flow.

Capital Resources

         CFN maintains mortgage warehouse facilities with a total borrowing capacity of $625 million ("Mortgage Warehouse Facilities"). These Mortgage Warehouse Facilities enable the Company to provide net lease and mortgage financing to restaurant operators. At June 30, 2001, CFN had $484.3 million in financing outstanding on the warehouse facilities.

         The Mortgage Warehouse Facilities bear interest on a weighted average basis of approximately 80 basis points above LIBOR. For the six months ended June 30, 2001, the weighted average interest rate for the facilities approximated 5.75 percent. CFN has entered into several interest rate swap agreements to hedge a portion of the interest rate risk. CFN believes that its interest rate risk related to the Mortgage Warehouse Facilities has been partially mitigated by the use of interest rate swaps. The effective weighted average interest rate for the outstanding balance related to the Mortgage Warehouse Facilities for the six months ended June 30, 2001 was 6.10 percent. In May 2001, the Company issued Asset Backed Bonds, Series 2001-4, resulting in the Company generating $42.1 million in proceeds. The proceeds were used to pay down short-term debt and match maturities of long-term assets with long-term liabilities. The Company applied 63 mortgage loans as collateral for the bonds. The offering resulting in an initial weighted average life of approximately 7.80 years for the offered securities and a rate of interest of approximately 9.86 percent per annum. The terms of the bond indenture require monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than 15 percent of the aggregate amounts due under the loans at the time of issuance.

         In August 2000, the Company issued Triple Net Lease Mortgage Bonds, Series 2000-A, resulting in the Company generating $280.9 million in proceeds. The proceeds were used to pay down short-term debt and match maturities of long-term assets with long-term liabilities. The Company used 257 of its real estate properties as collateral for the bonds. A third party rated and classified the bonds resulting in a weighted average coupon rate of 7.93 percent and a weighted average life of 10.13 years. The terms of the bond indenture require monthly lease payments received from tenants to be applied to the senior bonds. The bond indenture provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the leases that serve as collateral for the bonds are less than 10 percent of the aggregate amounts due under the leases at the time of issuance.

         At the time of the alliance with Bank of America, the Company terminated a $300 million line of credit originally entered into in June 1999 and entered into a new $125 million unsecured revolving credit facility and a $175 million unsecured bridge financing. The $175 million bridge facility was repaid with the proceeds received in August 2000 from the bond indenture, leaving the Company with the $125 million revolving credit facility (the "Credit Facility"). At June 30, 2001, the outstanding balance on the Credit Facility was $73 million. Interest on advances under the Credit Facility is determined according to (i) a tiered rate structure between 175 and 215 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25 percent, whichever the Company selects at the time of each advance. The principal balance, together with all unpaid interest, is due in full upon termination of the Credit Facility on June 15, 2002.

         In April 2000, the Company purchased a two-year interest rate cap for a $200,000,000 notional principal balance (the "Cap"). The purpose of the Cap was to reduce the impact of rising interest rates on its floating rate debt. In August 2000, the Company reduced the notional amount of the interest rate cap to $100,000,000. The combination of the Cap and the Company's obligation result in the Company paying interest at a variable rate plus the spread above LIBOR on up to $100,000,000 of the outstanding Credit Facility balance for periods when LIBOR is below 7.50 percent. When LIBOR reaches 7.50 percent, the Company pays the variable rate and receives the spread above LIBOR on up to $100,000,000.

         The Company's management believes, based on current terms, that the carrying value of its Credit Facility at the end of the current period approximates fair value. For the six months ended June 30, 2001, the weighted average interest rate on amounts outstanding under the Credit Facility was 6.32 percent.

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147 million that will expire in February 2003. The Company will use the proceeds of the Secured Credit Facility for property acquisitions. Borrowings under the Secured Credit Facility bear interest at the rate of commercial paper plus 56 basis points per annum. As of June 30, 2001, the interest rate on the Secured Credit Facility was 4.22 percent, outstanding borrowings under the Secured Credit Facility were approximately $99.2 million and the Secured Credit Facility was collateralized by mortgages on 96 properties and an assignment of rents. The Company's management believes, based on current terms, that the carrying value of the Secured Credit Facility at the end of the current period approximates fair value.

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding balance on the Secured Credit Facility with a swap notional balance of $89.2 million at June 30, 2001 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Secured Credit Facility has been mitigated by the use of interest rate swaps. The effective interest rate for the outstanding balance relating to the Secured Credit Facility as of June 30, 2001 was 7.13 percent per annum.

         In June 2000, CFN entered into a $43.75 million senior subordinated note payable ("Subordinated Note Payable") with Bank of America that provides CFN additional working capital and the ability to receive advances to purchase and develop properties and to fund mortgage loans. This note is subordinated to the Company's existing senior debt. The principal amount outstanding under the Subordinated Note Payable bears interest at a rate of 8.5 percent per annum payable quarterly. The principal balance, together with all unpaid interest, is due in full upon maturity of the note in June 2007. The Company's management believes, based on current terms, that the carrying value of its Subordinated Note Payable at June 30, 2001 approximates fair value.

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

         During the six months ended June 30, 2001, an affiliate of the Company advanced approximately $5.8 million to a tenant/borrower of the Company. The tenant/borrower used these proceeds to pay outstanding obligations, including obligations to the Company.

         During the six months ended June 30, 2001, the Company sold and assigned the collection rights of the current and future cash flows related to three equipment leases to an affiliate of the Company. The Company received approximately $1.1 million of proceeds, which equaled the net present value of the accounts receivable and remaining lease payments due and payable under the three equipment leases. As a result, no gain or loss was recognized for financial reporting purposes.

         During the six months ended June 30, 2001, an affiliate of the Company advanced $2 million to the Company in the form of a demand balloon promissory note. The note bears interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand.

Interest Rate Risk

         As of June 30, 2001, the Company had $73.0 million, $99.2 million and $484.3 million outstanding under its Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities, respectively. The Company has exposure to interest rate risk associated with the Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities due to the variable interest rates. The Company believes this risk has been partially mitigated with interest rate swap agreements and an interest rate cap agreement to reduce the impact of changes in interest rates on its floating rate debt.

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

         Generally, from the time the fixed-rate mortgage loans are originated and held until the time they are sold, the Company hedges against fluctuations in interest rates through the use of derivative financial instruments (primarily interest rate swap contracts). The Company generally then terminates certain of these contracts and both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the consolidated statement of operations. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

         Management estimates that a one percentage point increase in long-term interest rates as of June 30, 2001 would have resulted in a decrease in the fair value of its fixed-rate loans of $17.5 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $16.1 million. In addition, a one percentage point increase in short-term interest rates for the six months ended June 30, 2001 would have resulted in additional interest costs of approximately $3.3 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

Capital Commitments

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants that are not reflected in the accompanying condensed consolidated financial statements. These commitments, including development agreements, if accepted by the potential borrowers, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $63.7 million at June 30, 2001, of which approximately $14.8 million is currently scheduled for closing. The primary source of funding will be the Mortgage Warehouse Facilities augmented by the Subordinated Note Payable, the Credit Facility and the Secured Credit Facility.

Cash and Cash Equivalents

         At June 30, 2001 and December 31, 2000 the Company had $17.9 million and $23.8 million, respectively, invested in short-term highly-liquid investments such as demand deposits at commercial banks and money markets with less than a 30-day maturity date.

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

         The Company expects to meet its long-term liquidity requirements through a combination of periodic securitizations of mortgage loans and triple-net leases, select sales of certain assets held for sale and short and long-term debt financing or equity financing. Periodic securitization can be an effective method for accessing capital and results in the Company being less dependent on equity markets. In addition, the Company will continue to evaluate an eventual listing of the Company's shares on the New York Stock Exchange, which could permit the Company access to additional debt and equity capital. As of August 3, 2001, the Company's long-term liquidity requirements include the maturities of its Mortgage Warehouse Facilities in 2001, Credit Facility in 2002, Secured Credit Facility in 2003, Subordinated Note Payable in 2007 and Bonds Payable through 2022.

         The Company has a 100 percent interest in subsidiaries (including CNL Funding 2001-4, LP, CNL Funding 2000-A, LP and CNL Restaurant Bond Holdings, LP) or investments in entities (including CNL Funding 99-1, LP and CNL Funding 98-1,
LP) that were or may be established as bankruptcy remote entities to facilitate asset securitization. In connection therewith, assets have been or will be transferred directly or indirectly by the Company or an affiliate to such subsidiaries or entities. These bankruptcy remote entities are separate legal entities whose assets are not available to satisfy the claims of creditors of the Company, any subsidiary or any other affiliates. For financial reporting purposes certain of these are qualifying special purpose entities and are not consolidated.

         The Company declared and paid distributions to its stockholders of $33.2 million during each of the six-month periods ended June 30, 2001 and 2000. No amounts distributed or to be distributed to the stockholders as of August 3, 2001 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to make distributions to its stockholders and reviews the propriety of the distributions on a quarterly basis.

Results of Operations

         The Company's net earnings for the six months ended June 30, 2001 were $13.4 million compared with $8.0 million in the six months ended June 30, 2000. Earnings during the six months ended June 30, 2000 reflect $6.7 million in additional transaction costs associated primarily with the strategic alliance and related focus on the specialty finance operations. The Company has experienced a significant growth in earning assets, but earnings have been negatively impacted by costs relating to its capital restructuring and by an increase in delinquencies and vacancies attributed to certain franchise restaurant operators. Charges of $4.3 million and $1.3 million were recorded during the six months ended June 30, 2001 as a result of identifying potential real property impairments and as a result of selling certain properties, respectively. In addition, a charge of $3.8 million was recorded in January 2001 as a result of the cumulative effect of an accounting change. The increased earnings in the current six-month period before such charges are attributed to the growth in core operations.

Income

         The Company recorded $50.7 million and $39.8 million in rental income from operating leases and earned income from direct financing leases during the six months ended June 30, 2001 and 2000, respectively. The Company has continued to invest in new properties throughout these periods. The Company experienced some tenant defaults throughout most of 2000 and into 2001 and has been working diligently to resolve the tenant defaults. The increase in rental revenues of 27 percent is attributed to the $983.4 million in rental properties currently held compared with $850.6 million one year ago, improved pricing, and successful resolution of certain defaults.

         The Company recorded $24.3 million and $5.1 million in interest income from mortgage, equipment and other notes receivable during the six months ended June 30, 2001 and 2000, respectively. The increase is consistent with the related growth in the Company's portfolio of mortgage loans held for sale, including loans that in May 2001 have been pledged as collateral for bonds. Loans in these categories add to $465.4 million at June 30, 2001 compared with $126.7 million one year ago. Interest income will continue to vary from year to year to reflect the timing of the originations and sales or securitizations. The interest rate charged on new loan originations changes from time to time in response to changes in market interest rates. Market rate changes and loan defaults also impact the market values of the loans held for sale. The market value of existing loans may decrease when interest rates rise, or the value may subsequently recover from a previous decrease when interest rates decrease.

         During the six months ended June 30, 2001 and 2000 the Company earned $7.8 million and $2.5 million, respectively, in other income. The significant increase in the current year is attributable to the consulting revenues associated with the CAS operations acquired in June 2000, the Development Company revenues subsequent to the January 1, 2001 acquisition and referral fees from bank product referrals.

         The Company recorded a $2.6 million adjustment during the six months ended June 30, 2001, substantially all of which occurred during the quarter ending March 31, 2001, to reflect the net change in its valuation of mortgage loans held for sale and the valuation of the related hedge position during the period. This adjustment reflects the hedge accounting as described in the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("FAS 133") as adopted effective January 1, 2001.

         Management considers gains and losses from the sales of loans and properties held for sale as a component of operations and as such, the Company includes these amounts in revenues. During the six months ended June 30, 2001 the Company realized $0.2 million in net gains from these activities, including a net loss of $0.4 million during the quarter ended June 30, 2001.

Expenses

         General and administrative expenses were approximately $16.7 million and $9.1 million for the six months ended June 30, 2001 and 2000, respectively, including $9.7 million and $4.5 million for the quarters ended June 30, 2001 and 2000, respectively. The three months ended June 30, 2001 includes professional and other expenses associated with modifications to the Warehouse Facilities and the substantial resolution of certain loans and leased properties subject to delinquent payment. General and administrative expenses in 2001 include $0.8 million in expenses associated with advisory activities subsequent to the acquisition of CAS in June 2000. In January 2001 the Company acquired the Development Company operations adding approximately $1.0 million in expenses in this category during the six months ended June 30, 2001. The Company has experienced increased costs of professional services in seeking closure to tenant defaults and borrower issues in the current period. Except for these three specific areas, the increase in general and administrative expenses reflects the overall increased level of effort necessary to support ongoing increases in the asset and revenue base. Management expects to continue realizing savings from the retooled systems and processes in 2001 and is optimistic that this category of expense will decrease further relative to total revenues.

         Interest expense was $36.5 million and $18.3 million for the six months ended June 30, 2001 and 2000 respectively. The Company has continued to expand its operations through increased property acquisitions and the origination of mortgage loans that were substantially funded through the Mortgage Warehouse Facilities. The increase in interest expense between periods of $18.2 million corresponds to a rent and interest revenue growth of $28.3 million in the current six-month period. Maintaining sufficient volume is key to the Company's ability to maintain its competitive position in this business and to execute regular securitizations. The Company has also incurred debt to finance certain costs associated with the Company's strategic initiatives. These include expenses associated with the transition to an internally advised REIT, the proposed merger with the CNL Income Funds and with listing the Company 's shares, both of which were subsequently withdrawn, and costs associated with the new strategic direction currently underway with Bank of America as a partner.

         Expense categories such as property expenses, state taxes, and depreciation and amortization expenses have reflected and will continue to reflect the level of assets invested in leased properties that have been increasing accordingly. The Company has decreased property expenses, in part, through decreasing the length of time necessary to re-lease a defaulted tenant's property.

         Goodwill associated with the June 2000 contributions of the Bank of America franchise finance originations group and the acquisition of CAS have resulted in increased amortization of goodwill compared to the prior periods.

         Transaction costs were $6.7 million for the six months ended June 30, 2000. Transaction costs in 2000 reflect primarily the costs associated with strategic alliance and emphasis on developing a specialty finance operation. Transaction costs in 2001 have been insignificant.

         The Company has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, the Company has generally not been required to provide for federal income taxes. Effective January 1, 2001, CFNC elected to be treated as a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act. Certain activities reside within the CFNC that are therefore subject to federal income taxes. For income tax purposes, the treatment of loan valuation adjustments, loss reserves, loan fees, depreciation, and other items differs from the treatment of these items for financial reporting purposes. In the aggregate, the Company has an excess of available future deductible items over future taxable items and as such may benefit from these items when the taxable subsidiaries produce a greater level of taxable income. At present, the Company has not recorded this potential future benefit because the subsidiaries involved do not have sufficient historical earnings on which to base a potential future benefit. Notwithstanding the foregoing, the Company has separately estimated its exposure within certain of its subsidiaries for current and deferred federal income taxes for earnings through June 30, 2001 and determined that it is not material.

         Effective January 1, 2001, the Company recorded a cumulative effect adjustment loss of $21.2 million to recognize at fair value all derivative instruments that are designated as fair-value hedging instruments. The Company recorded an offsetting cumulative effect adjustment gain of $17.4 million to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets or liabilities. Therefore, the adoption of FAS 133 resulted in a $3.8 million charge against Company earnings.

         The effect of the new accounting standard for the six months ended June 30, 2001 is an increase in earnings of $2.6 million; the effect on earnings per share is an increase of $0.06.

         Effective January 1, 2001 the Company recorded a cumulative effect adjustment through stockholders' equity of $5.2 million loss to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments. At June 30, 2001 the adjustment to stockholder's equity had been reduced to a $4.8 million loss; the decrease is attributed to favorable market movement since the initial adjustment, as well as having terminated several derivative positions during the six month period.

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

         During the six months ended June 30, 2001 and 2000, the Company sold properties resulting in losses of approximately $1.3 million and gains of approximately $0.2 million, respectively for financial reporting purposes.

         During the six months ended June 30, 2001 and 2000, the Company recorded provisions for losses on assets of $4.3 million and $0.2 million respectively, for financial reporting purposes relating to several properties. The tenants of these properties experienced financial difficulties, ceased payment of rents under the terms of their lease agreements and in most cases vacated the properties. The provisions represent the amounts necessary to adjust the carrying value of the properties to the estimated fair market value of the properties. Most of the current $4.3 million resulted from first quarter charges of $3.1 million.

         The Company separated the performance of its real estate investment trust activities from the activities of the specialty finance activities of CFNC for financial reporting purposes upon the date of its alliance with Bank of America. During the six months ended June 30, 2001 CFNC activities reflect a $2.8 million operating loss after the $3.8 million effect of the adoption of FAS 133 described above.


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


Item 1.           Legal Proceedings.   Inapplicable.

Item 2.           Changes in Securities.       Inapplicable.

Item 3.           Default upon Senior Securities.   Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) The regular annual meeting of  stockholders of the Company was held in Orlando, Florida on June 15, 2001 for the purpose of electing the board of directors.

                  (b) Proxies for the meeting were solicited pursuant to Section
                      14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

                  (c) One proposal was  submitted to a vote of  stockholders  as follows:

                      (1) The   stockholders   approved   the  election  of  the
                          following persons as directors of the Company.

                                       Name                 For       Withheld
                          ---------------------------    ------------ ---------

                          Robert A. Bourne                26,443,148   241,499
                          G. Richard Hostetter, Esq.      26,441,815   242,832
                          Richard C. Huseman              26,435,783   248,864
                          J. Joseph Kruse                 26,427,227   257,420
                          James M. Seneff, Jr.            24,436,848   247,799

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

                       10.19 Employment  Agreement  by and between  Michael Wood
                             and the Registrant, dated August 31, 1999. (included as Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended March 31, 2001)

                       10.20 Employment  Agreement  by and between  Brent Heaton
                             and the Registrant, dated September 29, 1999. (included as Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended March 31, 2001)

                       10.21 Addendum  to  Employment   Agreement  dated  as  of
                             November 1, 1999, between the Registrant and Curtis McWilliams. (included as Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended March 31, 2001) The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1, 1999), John Walker (dated November 3, 1999), Barry Goff (dated November 1,
                             1999), and Brent Heaton (dated November 3, 1999).

                       10.22 Addendum  to  Employment   Agreement  dated  as  of
                             November 1, 1999, between the Registrant and Robert Chapin. (included as Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended March 31, 2001) The following persons have signed a substantially identical Addendum relating to their respective employment agreements: Howard Singer (dated November 1, 1999), Michael Wood (dated November 8, 1999) and Timothy Neville (dated November 24, 1999).

                       10.23 Second Addendum to Employment Agreement dated as of
                             June 16, 2000, between the Registrant and Curtis McWilliams. (included as Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2001) The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements: Howard Singer (dated June 19, 2000), Robert Chapin (dated June 20, 2000) and Brent Heaton (dated October 30,
                             2000).

                       10.24 Second Addendum to Employment Agreement dated as of
                             August 20, 2000, between the Registrant and Barry Goff. (included as Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended March 31, 2001)

                       10.25 Second Addendum to Employment Agreement dated as of
                             September 1, 2000, between the Registrant and Steve Shackelford. (included as Exhibit 10.25 to the Registrant's Form 10-Q for the quarter ended March 31, 2001)

                       10.26 Second Addendum to Employment Agreement dated as of
                             2000, between the Registrant and Timothy Neville. (included as Exhibit 10.26 to the Registrant's Form 10-Q for the quarter ended March 31, 2001)

                       10.27 Second Addendum to Employment Agreement dated as of
                             October 24, 2000, between the Registrant and Michael Wood. (included as Exhibit 10.27 to the Registrant's Form 10-Q for the quarter ended March 31, 2001)

                       10.28 Second Addendum to Employment Agreement dated as of
                             October 25, 2000, between the Registrant and John Walker. (included as Exhibit 10.28 to the Registrant's Form 10-Q for the quarter ended March 31, 2001)

                       21 Subsidiaries of the Registrant (Included as Exhibit 21 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

                  (b)  Reports on Form 8-K

                       The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of August, 2001.


                                            CNL AMERICAN PROPERTIES FUND, INC.


                                             By:   /s/ James M. Seneff, Jr.
                                                   ---------------------------
                                                   JAMES M. SENEFF, JR.
                                                   co-Chief Executive Officer
                                                   (Principal Executive Officer)


                                             By:   /s/ Curtis B. McWilliams
                                                   ---------------------------
                                                   CURTIS B. MCWILLIAMS
                                                   co-Chief Executive Officer
                                                   (Principal Executive Officer)


                                             By:   /s/ Steven D. Shackelford
                                                   ---------------------------
                                                   STEVEN D. SHACKELFORD
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)