Form 10-Q
period 2001-09-30
CNL AMERICAN PROPERTIES FUND INC
filed 2001-11-14
CIK 922981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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


                       CNL American Properties Fund, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                    59-3239115
-------------------------------------          ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801
-------------------------------------          ------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
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

43,855,641 shares of common stock, $.01 par value, outstanding as of November 9, 2001.

                                    CONTENTS





Part I                                                                   Page


   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets                   1

                  Condensed Consolidated Statements of Operations         2

                  Condensed Consolidated Statements of
                       Stockholders' Equity and Comprehensive
                       Income/(Loss)                                      3

                  Condensed Consolidated Statements of Cash Flows         4-5

                  Notes to Condensed Consolidated Financial
                       Statements                                         6-15

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     16-29

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             29


Part II

   Other Information                                                      30-34

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,         December 31,
                                                                                 2001                  2000
                                                                            -----------------     -----------------
                                 ASSETS

  Land, buildings and equipment on operating leases, net                      $ 670,345,940         $ 785,604,072
  Net investment in direct financing leases                                     148,925,472           169,221,416
  Mortgage loans held for sale                                                  341,721,101           394,321,400
  Real estate held for sale                                                     140,010,397                    --
  Mortgage  notes  receivable, net of allowance of $7,936,172
     and $81,172, respectively                                                   82,704,951            25,582,072
  Equipment   and  other  notes   receivable,   net  of  allowance  of
    $18,549,674 and $3,026,645, respectively                                     24,150,857            47,189,252
  Other investments                                                              32,244,158            33,519,302
  Cash and cash equivalents                                                      26,225,242            23,772,166
  Restricted cash                                                                12,949,054             1,875,838
  Receivables, less allowance for doubtful accounts
      of $5,766,652 and $7,257,207, respectively                                  4,871,532             3,370,083
  Accrued rental income                                                          19,219,215            16,027,991
  Due from related parties                                                          100,924             1,864,583
  Intangibles and other assets                                                   92,103,583            99,019,925
                                                                            -----------------     -----------------
                                                                            $ 1,595,572,426        $1,601,368,100
                                                                            =================     =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

  Credit facility                                                             $  83,000,000          $ 80,000,000
  Note payable                                                                   99,166,086            85,616,992
  Mortgage warehouse facilities                                                 428,577,907           463,764,785
  Subordinated note payable                                                      43,750,000            34,000,000
  Bonds payable                                                                 313,199,657           278,483,531
  Accounts payable and accrued expenses                                          10,658,719             6,435,003
  Accrued construction costs payable                                                635,617             3,129,346
  Due to related parties                                                          6,769,724             8,434,377
  Other payables                                                                 45,892,557            15,293,212
                                                                            -----------------     -----------------
      Total liabilities                                                       1,031,650,267           975,157,246
                                                                            -----------------     -----------------

  Minority interests, including redeemable partnership interest                  18,171,333            18,473,156
                                                                            -----------------     -----------------

  Stockholders' equity:
      Preferred stock, without par value.  Authorized
         and unissued 3,000,000 shares                                                   --                    --
      Excess shares, $0.01 par value per share.
         Authorized and unissued 78,000,000 shares                                       --                    --
      Common stock, $0.01 par value per share. Authorized 62,500,000
         shares,    issued    43,892,943   and   43,533,221    shares,
         respectively, outstanding 43,855,641 and 43,495,919 shares,
         respectively                                                               438,555               434,958
      Capital in excess of par value                                            795,958,064           789,925,519
      Accumulated other comprehensive income/(loss)                              (3,758,028  )            242,330
      Accumulated distributions in excess of net earnings                      (246,887,765  )       (182,865,109  )
                                                                            -----------------     -----------------
            Total stockholders' equity                                          545,750,826           607,737,698
                                                                            -----------------     -----------------

                                                                            $ 1,595,572,426        $1,601,368,100
                                                                            =================     =================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Quarter Ended                   Nine Months Ended
                                                                       September 30,                     September 30,
                                                                   2001              2000            2001             2000
                                                               --------------    -------------  ---------------  ---------------
Revenues:
    Rental income from operating leases                         $ 19,250,536     $ 18,258,041     $ 62,030,710     $ 50,595,576
    Earned income from direct financing leases                     3,793,764        4,446,940       11,676,605       11,918,473
    Interest income from mortgage, equipment and
       other notes receivable                                      8,704,368        5,804,817       32,957,601       10,923,798
    Investment and interest income                                 1,469,205        2,141,897        4,747,131        7,133,151
    Unrealized holding loss on investment in trading
       securities                                                         --       (3,823,535 )             --       (3,823,535 )
    Net increase (decrease) in value of mortgage
       loans held for sale, net of related hedge                  (2,582,204 )             --           32,283               --
    Gain on sale of assets-operating, net                          5,957,612               --        6,186,784               --
    Other income                                                   2,605,578        1,160,093       10,178,244        3,626,430
                                                               --------------    -------------  ---------------  ---------------
                                                                  39,198,859       27,988,253      127,809,358       80,373,893
                                                               --------------    -------------  ---------------  ---------------
    Expenses:
    General operating and administrative                           6,571,528        6,710,944       23,288,103       22,489,079
    Interest expense                                              17,122,520       11,854,196       53,635,103       30,142,294
    Property expenses                                              1,607,036        1,508,620        2,288,068        3,176,842
    State and other taxes                                            192,750          266,191          881,023        1,004,422
    Depreciation and amortization                                  5,121,329        4,156,440       16,654,766       11,899,007
    Loss on investment in securities                                      --               --          121,675               --
    Loss on termination of cash flow hedge accounting
       related to net lease properties                             6,417,100               --        6,417,100               --
    Provision for loan losses                                     24,199,674               --       24,199,674               --
    Impairment provisions                                          5,413,197          673,067        9,741,954          847,708
                                                               --------------    -------------  ---------------  ---------------
                                                                  66,645,134       25,169,458      137,227,466       69,559,352
                                                               --------------    -------------  ---------------  ---------------

Earnings before minority interest in loss of consolidated
    joint ventures, equity in earnings/(loss) of
    unconsolidated joint ventures
    and gain/(loss) on sale of assets                            (27,446,275 )      2,818,795       (9,418,108 )     10,814,541

Minority interest in loss of consolidated joint ventures              86,415          856,835          154,397          648,172

Equity in earnings/(loss) of unconsolidated joint ventures          (343,668 )         21,681           73,537           70,346

Gain/(loss) on sale of assets                                         59,403         (121,265 )     (1,244,412 )         77,417
                                                               --------------    -------------  ---------------  ---------------

Earnings/(loss) before cumulative effect of accounting
    change                                                       (27,644,125 )      3,576,046      (10,434,586 )     11,610,476

Cumulative effect of accounting change                                    --               --       (3,840,902 )             --
                                                               --------------    -------------  ---------------  ---------------

Net earnings/(loss)                                            $ (27,644,125 )    $ 3,576,046    $ (14,275,488 )   $ 11,610,476
                                                               ==============    =============  ===============  ===============

Earnings/(loss) per share of common stock (basic and diluted):
    Before cumulative effect of accounting change                 $    (0.64 )      $    0.08       $    (0.24 )      $    0.27
    Cumulative effect of accounting change                                --               --            (0.09 )             --
                                                               --------------    -------------  ---------------  ---------------
    Net earnings/(loss)                                           $    (0.64 )      $    0.08       $    (0.33 )      $    0.27
                                                               ===============   =============  ==============    =============

Weighted average number of shares of common stock
    outstanding                                                   43,499,829       43,495,919       43,497,237       43,495,919
                                                               ==============    =============  ===============  ===============

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME/(LOSS)
      Nine Months Ended September 30, 2001 and Year Ended December 31, 2000

                                                                     Accumulated
                                                                     istributions      Accumulated
                                   Common stock        Capital in    in excess           Other
                                 Number       Par      excess of      of net         Comprehensive                   Comprehensive
                               of shares     value     par value     earnings        Income/(Loss)        Total       Income/(Loss)
                               ----------- ---------- ------------- -------------   ----------------   ------------- --------------
Balance at December 31, 1999   43,495,919  $ 434,958  $791,418,955  $(119,462,690 )  $   (177,119 )  $672,214,104       $     --


Stock issuance costs                   --         --    (1,493,436 )          --                --      (1,493,436 )          --

Net earnings                           --         --            --     2,927,163                --       2,927,163       2,927,163

Other comprehensive income,
   market revaluation on
   available for sale securities       --         --            --            --           419,449         419,449         419,449
                                                                                                                     --------------

Total comprehensive income             --         --            --            --                --              --    $  3,346,612
                                                                                                                     ==============

Distributions declared and
paid ($1.52 per share)                 --         --            --   (66,329,582 )              --     (66,329,582 )

                               ----------- ---------- ------------- -------------   ----------------   -------------

Balance at December 31, 2000   43,495,919    434,958   789,925,519  (182,865,109 )         242,330     607,737,698

Shares issued                     359,722      3,597     6,032,545            --                --       6,036,142

Net loss                               --         --            --   (14,275,488 )              --     (14,275,488 )  $(14,275,488 )

Other comprehensive loss,
    market revaluation on
    available for sale
    securities                         --         --            --            --          (279,732 )      (279,732 )      (279,732 )

Cumulative effect adjustment
    to recognize fair value
    of cash flow hedge                 --         --            --            --        (5,172,000 )    (5,172,000 )    (5,172,000 )

Reclassification of cash
    flow hedge loss to statement
    of operations                      --         --            --            --         6,417,100       6,417,100       6,417,100

Current period adjustment to
    recognize change in fair
    value of cash flow hedge           --         --            --            --        (4,965,726 )    (4,965,726 )    (4,965,726 )
                                                                                                                      -------------
Total comprehensive loss               --         --            --            --                --              --   $ (18,275,846 )
                                                                                                                     ==============
Distributions declared and
    paid ($1.14 per share              --         --            --   (49,747,168 )              --     (49,747,168 )
                               ----------- ---------- ------------- -----------     ---------------    -------------

Balance at September 30, 2001  43,855,641  $ 438,555  $795,958,064 $(246,887,765 )    $ (3,758,028 )  $545,750,826
                              =========== ========== ============= =============   ================   =============

      See accompany notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  2001                   2000
                                                                            ------------------     -----------------
Cash Flows from Operating Activities:
    Net earnings/(loss)                                                           (14,275,488 )          11,610,476
    Adjustments to reconcile net earnings/(loss) to net cash
       used in operating activities:
       Depreciation and amortization                                               16,654,766            11,899,007
       Impairment provisions                                                        9,741,954               847,708
       Provision for loan losses                                                   24,199,674                    --
       Investments in mortgage loans held for sale                               (129,884,455 )         (88,753,520 )
       Collection on mortgage loans held for sale                                  34,421,967             5,625,850
       Proceeds from sale of mortgage loans held for sale                         104,146,112                    --
       Change in inventories of real estate held for sale                         (15,250,498 )                  --
       Proceeds from sale of securities                                               147,944             7,733,261
       Changes in other operating assets and liabilities                            5,617,717             1,131,014
                                                                            ------------------     -----------------
              Net cash provided by (used in) operating activities                $ 35,519,693         $ (49,906,204 )
                                                                            ------------------     -----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                         (9,159,496 )         (73,487,261 )
       Investment in direct financing leases                                               --           (24,570,474 )
       Proceeds from sale of assets                                                 8,531,857            12,795,410
       Increase in restricted cash                                                (11,073,215 )            (551,991 )
       Investment in mortgage notes receivable                                     (3,463,502 )                  --
       Collections on mortgage notes receivable                                       567,984                    --
       Investment in equipment and other notes receivable                          (8,700,000 )          (9,915,979 )
       Collections on equipment and other notes receivable                          8,303,970             7,292,405
       Investment in joint venture                                                    (59,915 )                  --
       Increase in other assets                                                       (22,299 )            (377,755 )
       Other                                                                          422,246                    --
                                                                            ------------------     -----------------

              Net cash used in investing activities                               (14,652,370 )         (88,815,645 )
                                                                            ------------------     -----------------

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                  2001                    2000
                                                                            ------------------    ---------------------
    Cash Flows from Financing Activities:
       Reimbursement of costs paid by related parties on
          behalf of the Company                                                            --               (2,731,879 )
       Proceeds from borrowing from affiliate                                       6,000,000                       --
       Proceeds from borrowing on credit facility, note payable and
          subordinated note payable                                                52,454,000              388,538,000
       Payments on credit facility and note payable                               (26,154,906 )           (586,425,008 )
       Proceeds from borrowing on mortgage warehouse facilities
                                                                                  194,952,534              121,476,384
       Payments on mortgage warehouse facilities                                 (230,139,412 )             (4,332,424 )
       Issuance of bonds                                                           41,722,667              280,906,000
       Payment on bonds                                                            (6,959,949 )               (956,404 )
       Payment of loan costs                                                         (364,497 )            (20,408,783 )
       Distributions to minority interests                                           (177,516 )                (87,408 )
       Distributions to stockholders                                              (49,747,168 )            (49,747,192 )
                                                                            ------------------    ---------------------
              Net cash (used in)/provided by financing activities                 (18,414,247 )            126,231,286
                                                                            ------------------    ---------------------

Net Increase/(Decrease) in Cash and Cash Equivalents                                2,453,076              (12,490,563 )

Cash and Cash Equivalents at Beginning of Period                                   23,772,166               46,011,592
                                                                            ------------------    ---------------------

Cash and Cash Equivalents at End of Period                                       $ 26,225,242           $   33,521,029
                                                                            ==================    =====================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

Contributions of properties in exchange for investment in a
    non-controlled subsidiary                                                        $     --           $    5,301,107
                                                                            ==================    =====================

Acquisition of buildings in exchange for cancellation of mortgages
                                                                                     $     --           $    4,297,977
                                                                                                  =====================

Interest paid                                                                    $ 35,094,117           $   30,142,000
                                                                            ==================    =====================

Issuance of 359,722 shares of common stock for cancellation
    of demand balloon promissory notes payable to an affiliate                   $  6,036,142               $       --
                                                                            ==================    =====================


     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


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

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


2.       Basis of Presentation - Continued:

         Certain items in the prior year's financial statements have been reclassified to conform with the 2001 presentation. These
         reclassifications   had  no  effect  on  stockholders'  equity  or  net
         earnings.

3.       Adoption of New Accounting Standards:

         The Company utilizes derivative instruments to partially offset the effect of fluctuations in interest rates on the value of its mortgage loans held for sale and the cash flows associated with certain variable-rate debt. The Company adopted Statement of Financial
         Accounting Standards No. 133 ("FAS 133"), as amended, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company hedges changes in the fair value of an asset or liability, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions in which the Company hedges the variability of cash flows related to a variable-rate asset or liability, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings.

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


3.       Adoption of New Accounting Standards - Continued:

         At September 30, 2001, the Company determined that the originally forecasted issuance of debt would not occur. As a result, the Company's hedge strategy was reassessed and the decision was made that certain of the cash flow hedges were no longer necessary in light of the increasing success of its sales of real estate to private investors. These private sales are not dependent upon the capital markets and the corresponding sales prices are not significantly correlated with the level of public market interest rates. The termination of hedge accounting for the related derivative instruments resulted in a charge to the income statement of $6.4 million and the effect of the hedge is no longer reflected as a separate component of equity at September 30, 2001.

         The effect of the new accounting standard on fair value hedges on earnings for the nine months ended September 30, 2001 is an increase of $2.1 million; the effect on earnings per share is an increase of $0.05.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations ("FAS 141") and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long Lived Assets ("FAS 144"), which requires long lived assets to be disposed of to be valued at the lower of the carrying amount of fair value less cost to sell. The Company is

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


3.       Adoption of New Accounting Standards - Continued:

         still evaluating the impact that FAS 144 will have on the Company's results of operations.

4.       Real Estate Held for Sale:

         The Company has developed a program through which certain real estate properties may be profitably sold to private investors as an alternative to either retaining the properties as a long-term investment or offering to sell net lease cash flows in the securitization marketplace. As of September 30, 2001, the Company has a total of $140.0 million assets classified as Real Estate Held for Sale. For the quarter and nine months ended September 30, 2001, the total gross proceeds from such sales aggregated to $44.7 million and $68.4 million; cost of sales to $41.2 million and $63.3 million, respectively. The accounting for these properties differs from that of similar properties without this designation as the Company does not record depreciation or accrued rent on these properties. The properties held for sale are contemplated to be sold within an average period of six months.

         From time to time, certain properties classified as long-term investments may be subsequently re-designated to held for sale classification. Certain properties as of September 30, 2001 have been re-designated as held for sale.

5.       Mortgage Loans Held for Sale:

         Mortgage loans held for sale are carried at fair value. The loans represent first mortgage loans on land and/or buildings of franchised restaurant businesses comprising approximately $311.8 million in fixed-rate loans and approximately $15.8 million in variable-rate loans. The fixed-rate loans carry a weighted average interest rate of
         9.45 percent. The variable-rate loans carry interest rates that adjust monthly based on a 30-day LIBOR plus a margin. The mortgage loans require monthly installments of principal and interest with maturity dates ranging from 2001 to 2021. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or require a prepayment penalty from the borrower. The variable-rate mortgage loans generally have no prepayment restrictions.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Mortgage Loans Held for Sale - Continued:

         Mortgage loans held for sale consisted of the following at:

                                                                 September 30        December 31
                                                                     2001                2000
                                                              -------------------  ------------------

                   Outstanding principal                            $327,637,758        $400,952,189
                   Accrued interest income                             3,183,329           3,049,375
                   Deferred financing income                          (1,855,560 )        (2,274,221 )
                   Net valuation adjustment                           12,755,574          (7,405,943 )
                                                              ------------------   -------------------
                                                                    $341,721,101        $394,321,400
                                                              ===================  ==================

         The September 30, 2001 valuation adjustment reflects the increase in current value over historical cost of $21.9 million, net of an estimated $9.2 million decline in value associated with borrower delinquencies.

6.       Mortgage Warehouse Facilities:

         The Company has mortgage warehouse facilities with a total borrowing capacity of $600 million ("Mortgage Warehouse Facilities"). These Mortgage Warehouse Facilities enable the Company to provide net lease or mortgage financing to franchised businesses prior to disposition. As of September 30, 2001, the Mortgage Warehouse Facilities are collateralized by $341.7 million of mortgage loans held for sale and $147.0 million of land, buildings, direct financing leases, and real estate held for sale. The facilities bear interest at LIBOR plus a weighted average of 86 basis points per annum. For the nine months ended September 30, 2001, the weighted average interest rate for fundings on the facilities approximated 5.33 percent. After consideration of the Company's interest rate swaps, the effective weighted average interest rate for the outstanding balance relating to the Mortgage Warehouse Facilities was 5.67 percent for the nine months ended September 30, 2001.

7.       Bonds Payable:

         In May 2001, the Company issued Asset Backed Bonds, Series 2001-4. The proceeds, amounting to $42.1 million, were used to pay down short-term debt and match maturities of long-term assets with long-term liabilities. The Company applied 63 mortgage loans as collateral for the bonds with a carrying value of approximately $61.0 million as of September 30, 2001. The offering resulted in an initial weighted average life of approximately 7.80 years for the offered securities and a rate of interest of approximately

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


7.       Bonds Payable - Continued:

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

8.       Income Taxes:

         The Company has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, the Company has generally not been required to provide for federal income taxes. Effective January 1, 2001, the Company's subsidiary, CNL Franchise Network Corp. ("CFNC"), elected to be treated as a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act. Certain activities reside within CFNC that are therefore subject to federal income taxes. For income tax purposes the treatment of loan valuation adjustments, loss reserves, loan fees, depreciation, and other items differs from the treatment of these items for financial reporting purposes. In the aggregate, the Company has an excess of available future deductible items over future taxable items and as such may benefit from these items when the taxable subsidiaries produce a greater level of taxable income. At present, the Company has not recorded this potential future benefit because the subsidiaries involved do not have sufficient historical earnings on which to base a potential future benefit.

9.       Related Party Transactions:

         During the nine months ended September 30, 2001, an affiliate of the Company advanced approximately $5.8 million to a tenant/borrower of the Company. The tenant/borrower used these proceeds to pay outstanding obligations, including obligations to the Company.

         In June 2001, the Company sold and assigned the collection rights of the current and future cash flows related to three equipment leases to an affiliate of the Company. The Company received approximately $1.1 million of proceeds and no gain or loss was recognized.

         During the nine months ended September 30, 2001, an affiliate advanced $6 million to the Company in the form of two demand balloon promissory notes. The notes are uncollateralized, bear interest at LIBOR plus 2.5 percent with interest payments and

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


9.       Related Party Transactions - Continued:

         outstanding principal due upon demand. At September 30, 2001 the Company issued 359,722 shares of common stock to pay principal and interest under these notes.

10.      Segment Information:

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

         CNLRP holds real estate, mortgage loans, and equipment and other loans on a portfolio basis. CFNC originates mortgage loans and net leases with the intent to sell or securitize. The following table summarizes the results for the quarters and nine months ended September 30, 2001 and 2000 with segment information for the two lines of business. Comparative information is not presented for the nine months ended September 30, 2000 since CNLRP and CFNC were not created until June 2000.



                                                   CNL              CNL
                                               Restaurant        Franchise                           Consolidated
                                               Properties,     Network Corp.     Eliminations           Totals
                                                  Inc.           (in 000's)       (in 000's)          (in 000's)
                                               (in 000's)
                                             ----------------  ---------------   --------------  ---------------------
         QUARTER ENDED
              SEPTEMBER 30, 2001:

         Revenues                                $    26,593      $    12,396         $     --        $      38,989
                                             ================  ===============   ==============  ===================

         Loss before cumulative
            effect of accounting
            change                              $    (25,576 )    $    (2,068 )       $     --        $     (27,644 )
                                             ================  ===============   ==============  ===================

         Net loss                               $    (25,576 )    $    (2,068    )    $     --        $     (27,644 )
                                             ================  ===============   ==============  ===================

         Assets at September 30, 2001            $   950,195      $   651,268      $    (5,891)       $   1,595,572
                                             ================  ===============   ===================================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


10.      Segment Information - Continued:


                                                   CNL               CNL
                                                Restaurant        Franchise                           Consolidated
                                               Properties,      Network Corp.     Eliminations           Totals
                                                   Inc.          (in 000's)        (in 000's)          (in 000's)
                                                (in 000's)
                                              ---------------  ----------------  ---------------  ---------------------
         QUARTER ENDED
              SEPTEMBER 30, 2000:

         Revenues                                $    20,788      $     7,200         $     --         $     27,988
                                             ================  ===============   ==============  ===================

         Earnings (loss) before cumulative
            effect of accounting change          $     8,543      $    (4,967 )       $     --         $      3,576
                                             ================  ===============   ==============  ===================

         Net earnings/(loss)                     $     8,543      $    (4,967 )       $     --         $      3,576
                                             ================  ===============   ==============  ===================

         Assets at September 30, 2000           $  1,000,069      $   302,649         $     --        $   1,302,718
                                             ================  ===============   ==============  ===================

         NINE MONTHS ENDED
              SEPTEMBER 30, 2001:

         Revenues                                $    75,791      $    53,621      $    (1,603 )      $     127,809
                                             ================  ===============   ==============  ===================

         Loss before cumulative effect
            of accounting change                 $    (9,454 )     $     (981 )       $     --       $      (10,435 )
                                             ================  ===============   ==============  ===================

         Net loss                                $    (9,454 )    $    (4,821 )       $     --       $      (14,275 )
                                             ================  ===============   ==============  ===================

11.      Subsequent Events:

         In October 2001, the Company issued $131.0 million in Triple Net Lease Mortgage Bonds, Series 2001. Collateral for the bonds consist of 119 commercial real estate properties operated as restaurant units. The bonds are scheduled to amortize over a 15-year period, but mature in five years. Interest is payable monthly at LIBOR plus 48 basis points. An interest rap cap with a strike rate of 4.5 percent was purchased to protect against future increases in LIBOR. The proceeds were used to pay off the Company's $83 million outstanding on the Credit Facility and approximately $44.8 million was applied to pay down the Company's Secured Credit Facility.

         In October 2001, the Company entered into a new two year unsecured $30 million revolving credit facility (the "Revolver") with a financial institution. Interest on advances under the Revolver accrue at LIBOR plus 225 basis points. The Revolver includes financial covenants that provide for the maintenance of certain financial ratios.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


11.      Subsequent Events - Continued:

         In October 2001, the Company extended its Mortgage Warehouse Facility with a financial institution. The $350 million facility will decrease further to $300 million by April 1, 2002. This Mortgage Warehouse Facility is a 364-day facility that accrues interest at a spread of LIBOR plus 90 basis points. Advances on delinquent loans or leases accrue interest at a spread of LIBOR plus 200 basis points. Terms of the facility require that approximately $187 million of loans on the Mortgage Warehouse Facility be removed by October 2001 or a deposit payment on a related guaranty will be required as described below. The Mortgage Warehouse Facility includes certain financial covenants that provide for the maintenance of certain financial ratios.

         In addition, the Company entered into a $10 million unsecured credit facility (the "Liquidity Facility") with a financial institution. The Liquidity Facility is for a term of one year and contains an option to extend the facility subject to a certain Mortgage Warehouse Facility maintained by the Company's CFN subsidiary (the "Mortgage Warehouse Facility") being likewise renewed. The Liquidity Facility accrues interest at LIBOR plus 225 basis points and includes certain financial covenants that provide for the maintenance of certain financial ratios.

         In connection with the transactions described above the Company entered into a guarantee with a financial institution relating to both the Mortgage Warehouse Facility and an existing subordinated note, "the Subordinated Note." The portion of the guarantee relating to the Mortgage Warehouse Facility is reduced in the event that loans of a targeted amount are removed from the Mortgage Warehouse Facility. If any amounts are still outstanding under this facility in October 2002 the Company will be required to remit to the financial institution funds equal to the difference between the reduced guarantee amount and $15,000,000.

         The portion of the guarantee relating to the Subordinated Note has provisions for its reduction tied to achievement of earnings targets, full availability of the Liquidity Facility and removal of the targeted amount of loans from the Mortgage Warehouse Facility. The Company also may utilize prepayments to reduce the amount of the Subordinated Note guarantee. If the Subordinated Note guarantee has not been reduced to zero by October 13, 2002, the financial institution will have a one-month option to convert exactly 80% of the outstanding Subordinated Note guarantee amount to a preferred security of APF Partners, LP with terms substantially equivalent to the Subordinated Note. In connection with these agreements the financial institution forfeited its conversion feature on $15 million of the $43.7 million Subordinated Note which reduced their potential ownership percentage of CNL Franchise Network, LP from 29.12% to 22.28%.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


11.      Subsequent Events - Continued:

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant and borrower of the Company, filed for Chapter 11 bankruptcy protection. In the two weeks prior to filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's and 48 Black-eyed Pea units. The Company anticipates that as a result of the closings and the bankruptcy filing, PRG will reject 23 of the Company's 29 real estate leases, resulting in the Company recording provisions for losses on its real estate assets as of September 30, 2001. The Company also incurred provisions for losses on non-real estate assets as of September 30, 2001, relating to several loans and equipment leases with PRG as a result of the bankruptcy filing. The provisions represented the difference between the carrying value of the assets and the net realizable value of these assets, based on an analysis of the market value of the real estate asset or the financial condition of the underlying borrowers, and management's best estimate of the ultimate recoverability of these assets.

         PRG is seeking to reorganize while keeping some of its restaurants operating. In order to permit continued operation of the open stores and preserve the value of its investments with PRG, the Company entered into a commitment in November 2001, to advance $3.5 million to PRG as interim financing, referred to as debtor-in-possession financing. As of November 9, 2001, the Company had advanced $2.25 million to PRG.

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

Organization and Nature of Business

         CNL American Properties Fund, Inc. (the "Company") is a self-advised real estate investment trust ("REIT") that provides a full range of financial solutions to operators of national and regional restaurant chains, such as triple-net leases, mortgage loans, secured equipment financing and advisory services, as well as turn-key and build-to-suit development services. At September 30, 2001, the Company has financial interests in over 1,200 properties diversified among more than 100 concepts in 48 states. The Company's real estate portfolio subject to lease includes approximately 800 properties. The mortgage loan portfolio, excluding mortgages previously securitized, consists of approximately 350 properties. The Company's servicing portfolio of net lease properties and mortgages includes over 2,500 units of which over 1,300 are serviced on behalf of third parties.

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

         To improve its capital position, diversify its business platform and maximize long-term stockholder value, the Company established a totally new platform for serving the franchise restaurant marketplace, utilizing the Company's two operational components - a real estate investment trust and CNL Franchise Network, LP ("CFN" or the "Partnership"), a specialty finance company allied with a major financial institution as its strategic partner. The Company formed the Partnership in June 2000 and contributed certain of its assets and operations in exchange for an 84.39 percent interest in the Partnership. Bank of America contributed its franchise finance originations group to the Partnership in exchange for a 9.18 percent non-voting redeemable interest in the
Partnership. Bank of America also serves as the lender on a $400 million warehouse credit facility and a $43.75 million subordinated debt facility and serves as administrative agent on a $125 million revolving credit facility. After changes to the arrangement in October 2001, Bank of America maintains a
22.28 percent interest in the Partnership on a fully diluted basis after conversion of a certain fully committed subordinated note payable discussed below. The strategic alliance with Bank of America broadens the Company's financial products and offerings and enhances the Company's ability to recycle its capital through exit strategies including real estate or loan sales, securitization or other structured finance activities.

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

         As a result of these changes, the Company is able to focus on two core operations, CNL Franchise Network Corp. ("CFNC") and CNL Restaurant Properties, Inc. ("CNLRP"). These companies, respectively, serve as intermediate holding companies for operating subsidiaries CFN and CNL APF Partners, LP.

         Effective January 1, 2001, CFNC elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, its operating Partnership, CFN, is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. CFN originates mortgages and leases properties for securitization or for sale to third parties. CFN also performs net lease and loan servicing on behalf of others. While the Company intends to continue managing its existing core portfolio of real estate leases and loans, management expects that CFN activities will continue to leverage existing relationships to improve the Company's earnings.

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

Liquidity

         Beginning with its partnership with Bank of America to form CFN, the Company has repositioned its financing platform for net lease originations from an exclusive portfolio view to one where certain net lease originations can be offered through the investor marketplace either through direct sales of the real estate or through the securitization of the net lease cash flows. Historically, the Company purchased properties and provided long-term triple-net lease financing to its clients. The Company has enhanced its offerings to franchise restaurant operators that permit the Company to maintain the relationship with the tenant, while offering an investment opportunity to third parties. The ability to recycle capital is an important source of maintaining brand loyalty and strengthens the Company's position of providing financing solutions to the sector, thereby maintaining valuable client relationships. The $600 million warehouse credit facilities provide financing for the interim period between the origination and the sale or securitization.

         During the nine months ended September 30, 2001 the Company originated $194.0 million of restaurant real estate financing consisting of $119.9 million in net lease financing and $74.1 million in mortgage debt financing. Volume in the same period last year was $224.2 million. These amounts include originations made on behalf of CNL Restaurant Investors Properties, LLC, a joint venture 50 percent owned by the Development Company. The Company also referred $123.3 million of mortgage loans pursuant to its referral program with financial institutions during the nine months ended September 30, 2001. The decrease in the Company's volume of originations reflects its focus on developing referral relationships with lending institutions. In addition management attributes the modest volume to the volatility experienced in the franchise asset-backed securities market. Several competitors have curtailed activity in the restaurant finance market, reducing the amount of available capital for this sector. In response to this trend, the Company has repositioned its product. Management continues to expect solid demand for restaurant financings into 2002.

         While some of the Company's competitor's difficulties have created an opportunity to gain market share, there has also been increased investor scrutiny of franchise-backed securities. Management continues to monitor the franchise asset-backed securities market and believes the current negative market conditions could be temporary, but is implementing alternate strategies such as whole loan or real estate sales, structured note offerings and increased loan referrals to portfolio providers.

         Throughout most of the current year the national US economy has been reacting to a slump in the international equity markets, decreased consumer confidence and spending, and other downturns that could mark a recession. On September 11, the country was challenged further by the tragic events in New York, Washington, D.C. and Pennsylvania. Throughout this period, the government has responded with stimuli in various forms including action by U.S. Federal Reserve policymakers to decrease interest rates. In addition, legislation has been enacted to decrease personal income tax rates. Management believes that the Company will benefit from the stimuli as interest rates on short-term borrowings have reached historic lows. While certain restaurant chains may falter, management expects the Company's core customer - the casual dining and quick service franchise operators - to sustain operations during this downturn. As described below under Capital Resources a significant tenant and borrower of the Company has recently filed for bankruptcy. Management believes the circumstances leading to this bankruptcy are isolated and does not view this event as reflecting a national trend.

         At this time last year, the Company had not experienced losses resulting from its lending activities. While management believes its underwriting standards are effective in assessing the credit strength and management of a restaurant operator, the Company is not immune from the cyclical nature of the business of many of its clients and may continue to be affected by poor performance of some restaurant chains should their financial positions weaken. Delinquencies decrease liquidity because of reduced cash flow from the borrower and because the standard warehouse facilities require the Company to use its own capital to repurchase loans that become ninety days delinquent.

         The Company may experience additional reduced liquidity if any of its clients' poor performance leads to additional operator bankruptcies or insolvencies. Although the Company's operating lease agreements and loans provide the Company the right to terminate an investment, evict an operator, demand immediate repayment, or take other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict the Company's ability to collect unpaid rent or interest and to collect interest during the bankruptcy proceeding. Further, the Company may be required to fund certain expenses in order to retain control of the property or to take possession of the property, which may expose the Company to successor liabilities and further affect liquidity. Such events may adversely affect the Company's revenue and operating cash flow. On October 31, 2001, a tenant/borrower of the Company filed for bankruptcy protection, as described below in Capital Resources.

Capital Resources

         CFN maintains mortgage warehouse facilities with a total borrowing capacity of $600 million ("Mortgage Warehouse Facilities"). These Mortgage Warehouse Facilities enable the Company to provide net lease and mortgage financing to restaurant operators. As of September 30, 2001 the Company had approximately $428.6 million outstanding under these Mortgage Warehouse Facilities.

         The Mortgage Warehouse Facilities bear interest at LIBOR plus a weighted average of 86 basis points per annum. For the nine months ended September 30, 2001 the weighted average interest rate for fundings on the facilities approximated 5.33 percent. After consideration of the Company's interest rate swaps, the effective weighted average interest rate for the outstanding balance relating to the Mortgage Warehouse Facilities was 5.67 percent for the nine months ended September 30, 2001.

         In May 2001, the Company generated $42.1 million in proceeds by issuing Asset Backed Bonds, Series 2001-4. The proceeds were used to pay down short-term debt and match maturities of long-term assets with long-term liabilities. The Company applied 63 mortgage loans as collateral for the bonds. The offering resulted in an initial weighted average life of approximately 7.80 years for the offered securities at an interest rate of approximately 9.86 percent per annum. The terms of the bond indenture require monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than 15 percent of the aggregate amounts due under the loans at the time of issuance.

         In August 2000, the Company generated $280.9 million in proceeds by issuing Triple Net Lease Mortgage Bonds, Series 2000-A. The proceeds were used to pay down short-term debt and match maturities of long-term assets with long-term liabilities. The Company used 257 of its real estate properties as collateral for the bonds. An unaffiliated third party rated and classified the bonds resulting in a weighted average coupon rate of 7.93 percent and a weighted average life of 10.13 years. The terms of the bond indenture require monthly lease payments received from tenants to be applied to the senior bonds. The bond indenture provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the leases that serve as collateral for the bonds are less than 10 percent of the aggregate amounts due under the leases at the time of issuance.

         In June 2000, the Company entered into a new $125 million unsecured revolving credit facility and a $175 million unsecured bridge financing with the proceeds used to repay a prior $300 million facility. The Company repaid the $175 million bridge facility with the proceeds received in August 2000 from the bond indenture, leaving the Company with the $125 million revolving credit facility (the "Credit Facility"). At September 30, 2001, the outstanding balance on the Credit Facility was $83.0 million. The Company determines interest on advances under the Credit Facility according to (i) a tiered rate structure between 175 and 215 basis points above LIBOR (based upon the Company's overall leverage ratio) or (ii) the lenders' prime rate plus 0.25 percent, whichever the Company selects at the time of each advance. The principal balance, together with all unpaid interest, is due in full upon termination of the Credit Facility on June 15, 2002. In April 2000, the Company purchased a two-year interest rate cap for a $200,000,000 notional principal balance (the "Cap"). The purpose of the Cap was to reduce the impact of rising interest rates on its floating rate debt. In August 2000, the Company reduced the notional amount of the Cap to $100,000,000. The combination of the Cap and the Company's obligation result in the Company paying interest at a variable rate plus the spread above LIBOR on up to $100,000,000 of the outstanding Credit Facility balance for periods when LIBOR is below 7.50 percent. When LIBOR reaches 7.50 percent, the Company pays the variable rate and receives the spread above LIBOR on up to $100,000,000. For the nine months ended September 30, 2001, the weighted average interest rate on amounts outstanding under the Credit Facility was 5.00 percent. In October 2001, the Company repaid the outstanding balance under this Credit Facility and obtained a new Credit Agreement, as described below.

         In October 1999, the Company entered into a secured credit facility (the "Secured Credit Facility") in the amount of $147 million that will expire in February 2003. The Company will use the proceeds of the Secured Credit Facility for property acquisitions. Borrowings under the Secured Credit Facility bear interest at the rate of commercial paper plus 56 basis points per annum. As of September 30, 2001, the interest rate on the Secured Credit Facility was 3.52 percent, outstanding borrowings under the Secured Credit Facility were approximately $99.2 million and the Secured Credit Facility was collateralized by mortgages on 91 properties and an assignment of rents. In October 2001, the Company repaid a portion of the amounts outstanding under this Secured Credit Facility, as described below.

         The Company has initiated several interest rate swap agreements with which it hedges the majority of the outstanding balance on the Secured Credit Facility with a swap notional balance of $89.2 million at September 30, 2001 against fluctuations in interest rates. The Company believes that its interest rate risk related to the Secured Credit Facility has been mitigated by the use of interest rate swaps. The effective interest rate for the outstanding balance relating to the Secured Credit Facility as of September 30, 2001 was 7.13 percent per annum.

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

         As previously stated, Bank of America holds a limited partnership interest in CFN, which was issued as a result of Bank of America's contribution of its franchise finance originations group. In addition, the Subordinated Note Payable has a conversion feature that allows Bank of America, beyond a specific date to have the note converted into additional limited partnership interests in CFN. The fully diluted percentage interest applicable to Bank of America in the event the entire commitment is converted was 29.12 percent prior to the October 2001 transactions and amendment of the Subordinated Note Payable described below.

         During the nine months ended September 30, 2001, an affiliate of the Company advanced approximately $5.8 million to Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant and borrower of the Company. PRG used these proceeds to pay outstanding obligations, including obligations to the Company.

         On October 31, 2001, PRG filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's and 48 Black-Eyed Peas. The Company anticipates that as a result of the closings and the bankruptcy filing, PRG will reject 23 of the Company's 29 real estate leases, resulting in the Company recording provisions for losses on its real estate assets as of September 30, 2001. Since future store closings may occur, management will continue to evaluate the remaining six Properties in the Company's real estate portfolio operated by PRG as of November 9, 2001. In connection with the bankruptcy filing, the Company also incurred provisions for losses on non-real estate assets relating to several loans and equipment leases with PRG. Management of the Company does not anticipate that these related losses will have a material adverse effect on the Company's financial position or results of operations.

         PRG is seeking to reorganize while keeping some of its restaurants operating. In order to permit continued operation of the open stores and preserve the value of its investments with PRG, the Company entered into a commitment in November 2001 to advance $3.5 million to PRG as interim financing, referred to as debtor-in-possession financing. As of November 9, 2001, the Company had advanced $2.25 million to PRG.

         In June 2001, the Company sold and assigned the collection rights of the current and future cash flows related to three equipment leases to an affiliate. The Company received approximately $1.1 million of proceeds and no gain or loss was recognized for financial reporting purposes.

         During the nine months ended September 30, 2001, an affiliate of the Company advanced $6.0 million to the Company in the form of two demand balloon promissory notes. The notes bear interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand. On September 30, 2001, in consideration of the cancellation of the notes, the Company issued 359,722 shares of common stock for the repayment of interest expense and debt of $6.0 million to the affiliate of the Company.

Changes to Capital Resources Subsequent to Balance Sheet Date

         In October 2001, the Company issued Triple Net Lease Mortgage Bonds, Series 2001. The bonds have an aggregate principal balance of $131.0 million and collateral for the bonds consist of 119 commercial real estate properties operated as restaurant units with an appraised value of approximately $198.5 million. The bonds are scheduled to amortize over a 15-year period, but mature in five years. Interest on the bonds is payable monthly at LIBOR plus 48 basis points. An interest rap cap with a strike rate of 4.5 percent was purchased to protect against future increases in LIBOR. The proceeds were used to pay off the Company's $83 million outstanding on the Credit Facility and approximately $44.8 million was applied to pay down the Company's Secured Credit Facility.

         In October 2001, the Company entered into a new two year unsecured $30 million revolving credit facility (the "Revolver"). Interest on advances under the Revolver accrue at LIBOR plus 225 basis points. The Revolver includes financial covenants that provide for the maintenance of certain financial ratios.

         In addition, the Company entered into a $10 million unsecured credit facility (the "Liquidity Facility") to provide back-up liquidity to the Company. The Liquidity Facility is a one-year facility and contains an option to extend the facility subject to the Mortgage Warehouse Facility maintained through its CFN subsidiary being likewise renewed. The Liquidity Facility accrues interest at LIBOR plus 225 basis points and includes certain financial covenants that provide for the maintenance of certain financial ratios.

         In October 2001, the Company extended its Mortgage Warehouse Facility. The decreased facility size of $350 million will decrease further to $300 million by April 1, 2002. This Mortgage Warehouse Facility is a 364-day facility that accrues interest at a spread of LIBOR plus 90 basis points. Advances on delinquent loans or leases accrue interest at a spread of LIBOR plus 200 basis points. Terms of the facility require that approximately $187 million of loans on the Mortgage Warehouse Facility be removed by October 2002 or a deposit payment on a related guaranty will be required as described below. The Mortgage Warehouse Facility includes certain financial covenants that provide for the maintenance of certain financial ratios.

         In connection with the transactions described above the Company entered into a guarantee with a financial institution relating to both the Mortgage Warehouse Facility and an existing subordinated note, "the Subordinated Note." The portion of the guarantee relating to the Mortgage Warehouse Facility is reduced in the event that loans of a targeted amount are removed from the Mortgage Warehouse Facility. If any amounts are still outstanding under this facility in October 2002 the Company will be required to remit to the financial institution funds equal to the difference between the reduced guarantee amount and $15,000,000.

         The portion of the guarantee relating to the Subordinated Note has provisions for its reduction tied to achievement of earnings targets, full availability of the Liquidity Facility and removal of the targeted amount of loans from the Mortgage Warehouse Facility. The Company also may utilize prepayments to reduce the amount of the Subordinated Note guarantee. If the Subordinated Note guarantee has not been reduced to zero by October 13, 2002, the financial institution will have a one-month option to convert exactly 80% of the outstanding Subordinated Note guarantee amount to a preferred security of APF Partners, LP with terms substantially equivalent to the Subordinated Note. In connection with these agreements the financial institution forfeited its conversion feature on $15 million of the $43.7 million Subordinated Note which reduced their potential ownership percentage of CNL Franchise Network, LP from 29.12% to 22.28%.

Interest Rate Risk

         As of September 30, 2001, the Company had $83.0 million, $99.2 million and $428.6 million outstanding under its Credit Facility, Secured Credit Facility and the Mortgage Warehouse Facility maintained through its CFN subsidiary, respectively. The Company has exposure to interest rate risk associated with the Credit Facility, Secured Credit Facility and Mortgage Warehouse Facilities due to the variable interest rates. The Company believes this risk has been partially mitigated with interest rate swap agreements and an interest rate cap agreement to reduce the impact of changes in interest rates on its floating rate debt.

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

         Generally, from the time the fixed-rate mortgage loans are originated and held until the time they are sold, the Company hedges against fluctuations in interest rates through the use of derivative financial instruments (primarily interest rate swap contracts). The Company generally then terminates certain of these contracts and both the gain or loss on the sale of the loans and the additional gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the consolidated statement of operations. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

         Management estimates that a one percentage point increase in long-term interest rates as of September 30, 2001 would have resulted in a decrease in the fair value of its fixed-rate loans of $16.0 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $13.1 million. In addition, a one percentage point increase in short-term interest rates for the nine months ended September 30, 2001 would have resulted in additional interest costs of approximately $2.9 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

         The Company similarly hedges against fluctuations in interest rates through the use of derivative financial instruments from the time certain net leases are originated until the net lease cash flows are securitized. The impact of this hedge has been recorded as a component of equity through other comprehensive income. At September 30, 2001, the Company's hedge strategy was reassessed and the decision was made that certain of these hedges were no longer necessary in light of the increasing success of its sales of real estate to private investors. These private sales are not dependent upon the capital markets and the corresponding sales prices are not significantly correlated with the level of public market interest rates. The termination of these swaps resulted in a charge to the income statement of $6.4 million and the effect of the hedge is no longer reflected as a separate component of equity at September 30, 2001.

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

Capital Commitments

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants that are not reflected in the accompanying condensed consolidated financial statements. These commitments, including development agreements, if accepted by potential borrowers, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $28.9 million at September 30, 2001, of which approximately $8.0 million is currently scheduled for closing. The primary source of funding will be the Mortgage Warehouse Facilities augmented by the Subordinated Note Payable, the Credit Facility and the Secured Credit Facility.

Cash and Cash Equivalents

         At September 30, 2001 and December 31, 2000 the Company had $26.2 million and $23.8 million, respectively, invested in short-term highly-liquid investments such as demand deposits at commercial banks and money markets with less than a 30-day maturity date.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of properties and investment in mortgage loans and secured equipment leases, primarily through cash flow provided by operating activities and the Company's Credit Facility and Secured Credit Facility. These short-term liquidity requirements consist of normal recurring operating expenses, regular debt service requirements and distributions to stockholders. The Company also intends to meet requirements for funding property acquisitions and loans prior to securitization using its Mortgage Warehouse Facilities and the Liquidity Facility. The Company will use the proceeds from the subsequent sales or refinancing of these mortgage loans and properties to repay the Mortgage Warehouse Facilities. Periodic sales may also provide for the payment of operating expenses and regular debt service requirements.

         The Company expects to meet its long-term liquidity requirements through a combination of periodic sales or securitizations of mortgage loans and triple-net leases, select sales of certain assets held for sale and short and long-term debt financing or equity financing. The Company will continue to evaluate an eventual listing of the Company's shares on the New York Stock Exchange, which could permit the Company access to additional debt and equity capital. As of November 9, 2001, the Company's long-term liquidity requirements include the maturities of its Mortgage Warehouse Facilities and Liquidity Facility in 2002, Credit Facility in 2003, Secured Credit Facility in 2003, Subordinated Note Payable in 2007 and Bonds Payable through 2022.

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

         The Company declared and paid distributions to its stockholders of $49.8 million during each of the nine-month periods ended September 30, 2001 and 2000. The Company intends to continue to make distributions to its stockholders and reviews the propriety of the distributions on a quarterly basis.

Results of Operations

         The Company experienced a net loss for the nine months ended September 30, 2001 of $14.3 million compared with net earnings of $11.6 million in the nine months ended September 30, 2000. The Company experienced a loss of $27.6 million for the quarter ended September 30, 2001 compared with net earnings of $3.6 million for the quarter ended September 30, 2000. The current year reflects a charge of $29.6 million and $33.9 million in the quarter and nine months ended September 30, 2001, respectively, associated with the estimated impact of the PRG bankruptcy and other tenant financial difficulties, compared with less than $1.0 million in similar charges in the prior year. In addition, the Company has terminated hedge accounting as it related to certain of its net lease properties. A charge of $6.4 million was recorded during the quarter and nine months ended September 30, 2001 as a result of this treatment. Finally, a charge of $3.8 million was recorded in January 2001 as a result of the cumulative effect of an accounting change.

Income

         The Company recorded $73.7 million and $62.5 million in rental income from operating leases and earned income from direct financing leases during the nine months ended September 30, 2001 and 2000, respectively and $23.0 million and $22.7 million during the quarters ended September 30, 2001 and 2000, respectively. The Company has continued to invest in new properties throughout both periods, but has developed a program to sell certain properties to private investors. As a result the current growth of net lease properties is offset by sales under this program.

         The Company recorded $33.0 million and $10.9 million in interest income from mortgage, equipment and other notes receivable during the nine months ended September 30, 2001 and 2000, respectively and $8.7 million and $5.8 million during the quarters ended September 30, 2001 and 2000, respectively. The increase is consistent with the related growth in the Company's portfolio of mortgage loans held for sale, including loans that in May 2001 have been pledged as collateral for bonds. Interest income will continue to vary from period to period to reflect the timing of the originations and sales or securitizations. The interest rate charged on new loan originations changes from time to time in response to changes in market interest rates. Market rate changes and loan defaults also impact the market values of the loans held for sale. The market value of existing loans may decrease when interest rates rise, or the value may subsequently recover from a previous decrease when interest rates decrease.

         During the nine months ended September 30, 2001 and 2000 the Company earned $10.2 million and $3.6 million, respectively, in other income. The significant increase in the current year is attributable to the loan origination fees earned over the life of mortgage loan and recognized in full upon sale of such loans, consulting revenues associated with the CAS operations acquired in June 2000, the Development Company revenues subsequent to the January 1, 2001 acquisition and referral fees from bank product referrals.

         During the nine months ended September 30, 2001 the Company reflected the impact of its program for sales of real estate properties to private investors and sales of loans as a component of operating revenues. Through September 30, 2001 the Company has earned $6.2 million in net gain from these activities.

Expenses

         General operating and administrative expenses were approximately $23.3 million and $22.5 million for the nine months ended September 30, 2001 and 2000, respectively, including $6.6 million and $6.7 million for the quarters ended September 30, 2001 and 2000, respectively. General and administrative expenses include amounts associated with advisory activities subsequent to the acquisition of CAS in June 2000. Also, in January 2001 the Company acquired the Development Company operations adding approximately $1.5 million in expenses in this category during the nine months ended September 30, 2001.

         Interest expense was $53.6 million and $30.1 million for the nine months ended September 30, 2001 and 2000 respectively. The Company has continued to expand its operations through increased property acquisitions and the origination of mortgage loans that were substantially funded through the Mortgage Warehouse Facilities. The $23.5 million increase in interest expense between the reporting periods corresponds to a rental income and interest income revenue growth of $33.2 million in the current nine-month period. Maintaining sufficient volume is key to the Company's ability to maintain its competitive position in this business. The Company has also incurred debt to finance certain costs associated with the Company's strategic initiatives. These include expenses associated with the transition to an internally advised REIT, the proposed merger with the CNL Income Funds and with listing the Company 's shares, both of which were subsequently withdrawn, and costs associated with the new strategic direction currently underway with Bank of America as a partner.

         Expense categories such as property expenses, state taxes, and depreciation and amortization expenses have reflected and will continue to reflect the level of assets invested in leased properties that have been increasing accordingly. The Company has decreased property expenses, in part, through decreasing the length of time necessary to re-lease a defaulted tenant's property.

         As a result of the uncertainty arising from recent economic events, the PRG bankruptcy described above in Capital Resources, and the financial difficulties of other tenants and borrowers in the portfolio, the Company recorded provisions for loan losses and impairment provisions of approximately $29.6 million and $33.9 million, during the quarter and nine months ended September 30, 2001, respectively. During the quarter and nine months ended
September 30, 2000, the Company recorded provisions for loan losses and impairment provisions of $0.7 million and $0.8 million, respectively. The provisions represented the difference between the carrying value of the assets and the net realizable value of these assets, based on an analysis of the market value of the real estate asset or the financial condition of the underlying borrowers, and management's best estimate of the ultimate recoverability of these assets. As indicated above in Capital Resources, due to the uncertainty surrounding the final outcome of the PRG bankruptcy and other tenant financial difficulties, combined with the uncertainty arising from recent economic events, management will continue monitoring the long term impact on the Company's financial position and results of operations.

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

         The effect of the new accounting standard for the nine months ended September 30, 2001 is an increase in earnings of $2.1 million; the effect on earnings per share is an increase of $0.05.

         Effective January 1, 2001, the Company recorded a cumulative effect adjustment through stockholders' equity of $5.2 million loss of which $3.6 million relates to hedges associated with a 2001 contemplated securitization. These amounts represent the fair value of all derivative instruments that are designated as cash-flow hedging instruments. By September 30, 2001 the stockholder's equity had been further reduced by $5.0 million; the decrease in value is attributed to unfavorable market movement since the initial adjustment. At September 30, 2001, the Company determined that the originally forecasted issuance of debt would not occur. As a result, the Company's hedge strategy was reassessed and the decision was made that certain of the cash flow hedges were no longer necessary in light of the increasing success of its sales of real estate to private investors. These private sales are not dependent upon the capital markets and the corresponding sales prices are not significantly correlated with the level of public market interest rates. The termination of hedge accounting for the related derivative instruments resulted in a charge to the income statement of $6.4 million and the effect of the hedge is no longer reflected as a separate component of equity at September 30, 2001.

         During the nine months ended September 30, 2001, the Company has amortized $2.4 million in goodwill pursuant to existing accounting standards. Goodwill is associated with the June 2000 contributions of the Bank of America franchise finance originations group and the acquisition of CAS and has resulted in increased amortization of goodwill compared to the prior periods. In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141 Business Combinations ("FAS 141") and Statement of Accounting Standards No. 142 Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

         During the nine months ended September 30, 2001 and 2000, the Company sold properties, outside of the program for real estate held for sale, resulting in losses of approximately $1.2 million and gains of approximately $0.1 million, respectively.

         The Company separated the performance of its real estate investment trust activities from the activities of the specialty finance activities of CFNC upon the date of its joint venture with Bank of America. During the nine months ended September 30, 2001 CFNC activities reflect a $4.8 million operating loss after the $6.4 million net lease hedge charge and the $3.8 million effect of the adoption of FAS 133 described above.


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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.   Inapplicable.
          ------------------

Item 2.   Changes in Securities.       Inapplicable.
          --------------------------

Item 3.   Default upon Senior Securities.   Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.   Inapplicable
          ----------------------------------------------------

Item 5.   Other Information.   Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

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

                 (b)      Reports on Form 8-K

                          The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of November, 2001.


                                            CNL AMERICAN PROPERTIES FUND, INC.


                                             By:/s/ James M. Seneff, Jr.
                                                -------------------------------
                                                JAMES M. SENEFF, JR.
                                                co-Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ Curtis B. McWilliams
                                                -------------------------------
                                                CURTIS B. MCWILLIAMS
                                                co-Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ Steven D. Shackelford
                                                -------------------------------
                                                STEVEN D. SHACKELFORD
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)