Form 10-K
period 2001-12-31
CNL AMERICAN PROPERTIES FUND INC
filed 2002-03-29
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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
    (State or other jurisdiction of          (I.R.S. EmployerIdentification No.)
     incorporation or organization)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant has made three offerings of Shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. The number of Shares held by non-affiliates as of March 15, 2002 was 38,784,588. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $20 per Share.

     The number of Shares of common stock outstanding as of March 28, 2002 was 44,075,641.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Registrant incorporates by reference portions of the CNL American Properties Fund, Inc. Definitive Proxy Statement for the 2002 Annual Meeting of
     Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2002.

                                     PART I

Item 1.  Business

     CNL American Properties Fund, Inc., a Maryland corporation, is a self-advised real estate investment trust ("REIT"). The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment operates principally through CNL Restaurant Properties, Inc. ("CNL-RP"), a wholly owned subsidiary of the Company, and CNL APF Partners, LP, a limited partnership wholly owned by CNL-RP and in which CNL APF GP Corp. and CNL APF LP, subsidiaries of the Company, serve as general and limited partner, respectively. The specialty finance segment operates through the Company's wholly-owned subsidiary CNL Franchise Network Corp and a partnership between the Company and Bank of America, CNL Franchise Network, LP ("CNL-FN"). The Company's subsidiaries also include CNL Fund Advisors, Inc., CNL Financial GP Holding Corp., CNL Financial LP Holding, LP, CNL Financial Services GP Corp. and CNL Financial Services, LP. The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its direct and indirect subsidiaries. Please see note 13 of the Company's Consolidated Financial Statements appearing in Item 8 of this report for certain financial information about the Company's two business segments.

     The Company provides a complete range of financial, development, advisory and other real estate services to operators of national and regional restaurant chains. The Company's ability to offer complete "turn-key," build-to-suit development services, from site selection to construction management, together with its ability to provide its customers with financing options, such as triple-net leasing, mortgage loans and secured equipment financing, makes the Company a preferred provider for all of the real estate related business needs of operators of national and regional restaurant chains. At December 31, 2001, the Company has financial interests in over 1200 properties diversified among more than 100 concepts in 47 states. The Company's servicing portfolio of net lease properties and mortgages includes over 2,500 units of which over 1,300 are serviced on behalf of third parties.

     The  Company  was  formed in May 1994,  at which time it  received  initial capital contributions of $200,000 for 10,000 shares of the Company's common stock, par value $0.01 per share ("Company Shares"). Since inception, the Company has completed three separate public offerings of Company Shares. The Company received the final proceeds of $210,736 from its third public offering of Company Shares in January 1999, at which point the Company had received aggregate subscription proceeds from its three offerings of $747,464,420 (37,373,221 Company Shares), including $5,572,261 (278,613 Company Shares) issued through the Company's reinvestment plan. Net proceeds to the Company from its three offerings and the initial capital contributions, after deduction of stock issuance costs, totaled $670,351,200, all of which have been invested in properties or mortgage loans.

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

     At the same time that it acquired the Advisor, the Company acquired CNL Financial Corporation and CNL Financial Services, Inc. which are referred to, together, as the CNL Restaurant Financial Services Group, to increase its
financing  capabilities  and  expand  its  mortgage  loan  portfolio.   The  CNL
Restaurant Financial Services Group makes and services mortgage loans, and securitizes a portion of such loans, to operators of national and regional restaurant chains comparable to the restaurant chain operators that currently are tenants of the Company.

     Upon consummation of the mergers on September 1, 1999, all employees of the acquired entities became employees of the Company, and any obligations for the Company to pay fees to the Advisor (such as acquisition fees and asset management fees) under the advisory agreement between the Company and the Advisor terminated.

     Subsequent to acquiring the Advisor, the Company examined various alternatives to improve its capital position and to further diversify its business platform in an attempt to maximize stockholder value over the long-term. The Company adopted a new strategy to service the franchise restaurant marketplace made possible by the REIT Modernization Act. The Company's new strategy focused on two segments of the Company's operations - the Company's existing real estate segment and a specialty finance segment allied with a major financial institution as its strategic partner. In June 2000, the Company formed a partnership, CNL Franchise Network, L.P. ("CNL-FN" or the "Partnership") and contributed certain assets and operations in exchange for an 84.39% interest. Bank of America, contributed its franchise finance originations group in exchange for a 9.18% non-voting redeemable interest in the Partnership. Bank of America also served as lender at the time of alliance on a $500 million warehouse credit facility and a $43.75 million subordinated debt facility (the "Subordinated Note Payable"), as well as administrative agent on a $125 million revolving credit facility and as provider of a $175 million bridge financing. Bank of America's interest in the Partnership on a fully diluted basis after a conversion of the fully committed Subordinated Note Payable is 29.12%. The strategic alliance with Bank of America reduces the Company's reliance on public markets to raise capital by broadening the Company's financial products and offerings and enhancing the Company's securitization platform.

     The Company also issued a 6.43% limited partnership interest in CNL-FN to CNL Financial Group, Inc., an affiliate of a director of the Company, in exchange for the operations of CNL Advisory Services, Inc. ("CAS"). CAS specializes in providing merger, acquisition and other advisory services to restaurant operators and expands the Company's services to the sector.

     The Company has also explored alternatives in which to direct its existing loan and lease assets, including the tax-deferred real estate exchange market. While asset securitization is one sales channel for loans or leases, another is the tax-deferred real estate exchange market allowed under Section 1031 of the Internal Revenue Code ("Section 1031 Exchanges"). Generally, Section 1031 Exchanges allow an investor who realizes a gain from selling appreciated real estate to defer paying taxes on such gain by reinvesting the sales proceeds in like-kind real estate. The Company conducts Section 1031 Exchanges through its CNL-FN subsidiary and through a partnership with a third party client. The Company and its partnership sold approximately $108.0 million of real estate in
Section 1031 exchanges, generating $9.1 million in gains in 2001. The Company expects this sales channel to grow significantly in 2002. In addition, CNL-FN will continue to investigate other sales channels in which to direct its existing loan and lease assets while the securitization market remains unappealing.

     The Company's Second Amended and Restated Articles of Incorporation require it to provide stockholder liquidity by December 31, 2005, either by listing on a national exchange, by merging with another public company or by liquidating. The Company's shares, while public, are not listed on a national exchange. The Company pursued but eventually abandoned a listing strategy in 1999 because of unsatisfactory market conditions in the publicly traded REIT market. Instead, the Company entered into a partnership with Bank of America, building an origination and securitization business that enabled it to not have to rely on the public equity markets.

     The Company continues to monitor the public markets and intends to either list on a national exchange or merge with another company by December 31, 2005. The Company's Board of Directors does not intend to liquidate the Company. To comply with certain tax guidelines governing taxable REIT subsidiaries, the Company may pursue other alternatives related to CNL-FN that would provide stockholder liquidity for all or a portion of the Company's investment by December 31, 2005.

     The Company's customer base is characterized by a large number of individual customers, each with divergent needs and most enjoying multiple relationships with the Company. Management identified a need to upgrade its information systems in order to integrate its services more efficiently. During 2000, the Company invested $4 million to upgrade its information systems. The implementation of these changes became effective in the fourth quarter of 2000. In addition, the Company spent $1.2 million in research and evaluation of an e-commerce presence for the purchase and sale of real estate and related Company services. The Company expects that its updated systems and technology will enable it to serve restaurant operators more efficiently. Management did not incur similar types or amounts of capital expenditures in 2001.

Leases

     As of December 31, 2001, the Company had acquired, either directly or indirectly through joint venture arrangements, 651 properties, which are generally subject to long-term, triple-net leases. Although there are variations in the specific terms of the leases, the following summarizes the general structure of the Company's leases. The leases of the properties owned by the Company and the joint ventures in which the Company is a co-venturer provide for initial terms generally ranging from 13 to 25 years and expire between 2006 and 2024. The leases are on a triple-net basis which means the lessee is responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $31,000 to $369,000. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the Company's property leases provide for two to five five-year or ten-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 520 of the Company's 651 properties also have been granted options to purchase the property at the property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. The option purchase price may equal the Company's original cost to purchase the property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Company's purchase price, if that amount is greater than the property's fair market value at the time the purchase option is exercised.

     The leases also generally provide that, in the event the Company wishes to sell the property subject to that lease, the Company first must offer the lessee the right to purchase the property on the same terms and conditions, and for the same price, as any offer which the Company has received for the sale of the property.

Major Tenants

     During 2001, no single lessee, borrower or restaurant chain contributed more than ten percent of the Company's total rental, earned, investment income and interest income relating to its properties, mortgage loans, secured equipment leases and certificates. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's rental, earned, investment income and interest income in future years, any failure of such lessees, borrowers or restaurant chains could materially affect the Company's income. As of December 31, 2001, no single lessee or borrower, or group of affiliated lessees or borrowers, leased properties or was the borrower under mortgage loans with an aggregate carrying value in excess of 20 percent of total assets of the Company.

Real Estate Held for Sale

     The Company has developed a program through which it may profitably sell certain real estate properties to private investors as an alternative to either retaining the properties as a long-term investment or offering to sell net lease cash flows in the securitization marketplace. As of December 31, 200l, the Company has a total of $171.6 million assets classified as Real Estate Held for Sale. For the twelve months ended December 31, 2001, the total gross proceeds from real estate sales aggregated to $105.6 million; cost of sales to $97.6 million. The accounting for these properties differs from that of similar properties without this designation as the Company does not record depreciation or accrued rent on these properties. The properties held for sale are contemplated being sold within the first year.

     From time to time, certain properties classified as long-term investments may be subsequently re-designated to held for sale classification. The company has re-designated 93 properties with a net book value of $115.7 million during 2001.

Mortgage Loans

     Mortgage loans held for sale are wholly or partially collateralized by first mortgages on the land and/or buildings of franchised restaurant businesses and consist of approximately $300.2 million in fixed-rate loans and approximately $6.7 million in variable-rate loans at December 31, 2001. The fixed-rate loans carry a weighted average interest rate of 9.59 percent and the variable-rate loans carry interest rates that adjust monthly based on fluctuations in 30-day LIBOR (averaging 8.43 percent throughout 2001). The mortgage loans are due in monthly installments with maturity dates ranging from 2002 to 2021. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or include prepayment penalties.

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

     Local competition may enhance a restaurant's success rather than detract from it. Many successful fast-food, family-style and casual dining restaurants are located in "eating islands", areas within which a variety of restaurants operate. This variety allows diners an opportunity to diversify their eating habits, giving them an incentive to return in the future. As a result, fast food, family style and casual dining restaurants frequently experience better operating results when there are other restaurants in the area.

     The Company competes with other persons and entities in locating suitable properties to acquire and in locating purchasers for properties held for sale. The Company also competes with other financing sources such as banks, mortgage lenders and sale/leaseback companies for suitable tenants for its properties, borrowers for its mortgage loans and lessees and borrowers for its Secured Equipment Leases.

     The recessionary economy and historically low interest rates at which mortgage financing could be accessed contributed to a decline in net lease volume in 2001 while the low interest rates made loan referrals to portfolio providers more attractive. Management believes that the Company's volume levels may increase in 2002 due to the projected rebound in the economy as well as the opportunities afforded by the continued consolidation in the financing arena and the Company's ability to provide a diverse array of financial products to meet client's needs. Competition in the financing arena continues to be fierce despite the exit of numerous competitors, as remaining competitors appear well capitalized and provide meaningful competition. The Company believes that the rationalization in the financing marketplace will be of long term benefit to the company as well as other experienced, well capitalized competitors.

     The Company recycles its capital by periodically conducting securitizations of loans and net leases, by conducting whole loan sales and by selling select properties to private investors. By recycling its capital, the Company believes that it maintains brand loyalty and fosters ongoing client relationships by providing the Company with an opportunity to offer a variety of financing solutions to the sector. While consolidation in the industry has created an opportunity to potentially increase volume, it has also led to increased investor scrutiny of franchise-backed securities issued in a securitization. In order to mitigate the volatility in the securitization market the Company has engaged in a strategy to diversify its capital sources. Alternative capital strategies include whole loan sales, structured note offerings and increased loan referrals to portfolio providers as well as the sale of select properties to private investors. The creation of diversified capital channels will enable the Company to provide a diverse array of financial products to satisfy the needs of its clients. In addition, management believes that it will create the most stable platform for long-term growth and profitability by diversifying its capital sources and products.

Employees

     As of December 31, 2001, the Company employed 132 associates.


Item 2.  Properties

     As of December 31, 2001, the Company owned, either directly or indirectly through joint venture arrangements, 651 properties, located in 40 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the properties and their respective costs, including acquisition fees and certain acquisition expenses.

     As of December 31, 2001, the Company owned 562 of the 651 properties in fee simple and ten properties through joint venture arrangements.

     As of December 31, 2001, 36 of the 651 properties owned by the Company consisted of building only. The Company does not own the underlying land. In connection with the acquisition of each of these properties, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord, as described in
Item 1. Business-Leases.

     As of December 31, 2001, the Company had pledged 426 properties as collateral related to the Secured Credit Facility and Bonds Payable.

Description of Properties

     Land. The Company's property lot sizes range from approximately 4,000 to 199,000 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the properties owned by the Company as of December 31, 2001 by state. More detailed information regarding the location of the properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

                                                               Total Number of
                    State                                  Restaurant Properties

                   Alabama                                             23
                   Arizona                                             18
                   California                                          35
                   Colorado                                            13
                   Connecticut                                          1
                   Delaware                                             1
                   Florida                                             84
                   Georgia                                             23
                   Idaho                                                3
                   Illinois                                            27
                   Indiana                                              9
                   Iowa                                                 7
                   Kansas                                               8
                   Kentucky                                             9
                   Louisiana                                           11
                   Maryland                                             7
                   Michigan                                            13
                   Minnesota                                           10
                   Mississippi                                          9
                   Missouri                                            28
                   Nebraska                                             3
                   Nevada                                               4
                   New Hampshire                                        3
                   New Jersey                                           6
                   New Mexico                                           4
                   New York                                             4
                   North Carolina                                      23
                   Ohio                                                52
                   Oklahoma                                            10
                   Oregon                                               6
                   Pennsylvania                                        11
                   Rhode Island                                         1
                   South Carolina                                      13
                   Tennessee                                           33
                   Texas                                               85
                   Utah                                                 4
                   Virginia                                            22
                   Washington                                          14
                   West Virginia                                       11
                   Wisconsin                                            3
                                                                  --------------
                   TOTAL PROPERTIES                                   651
                                                                  ==============

     Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 12,700 square feet. Generally, buildings on properties owned by the Company are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, two of the Company's properties were under construction or renovation. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 39 years for federal income tax purposes. As of December 31, 2001, the aggregate depreciated cost basis of the properties owned by the Company (including properties owned through joint ventures) for federal income tax purposes was $443.0 million.

     The following table lists the properties owned by the Company as of December 31, 2001 by restaurant chain.

           Restaurant Chain                          Number of Properties

           Jack in the Box                                      62
           International House of Pancakes                      48
           Golden Corral                                        47
           Pizza Hut                                            44
           Arby's                                               38
           Burger King                                          36
           Bennigan's                                           27
           Chevy's Fresh Mex                                    25
           Black Eyed Pea                                       25
           Steak & Ale                                          20
           Denny's                                              19
           Ruby Tuesday                                         18
           Baker's Square                                       17
           Applebee's                                           15
           Darryl's                                             15
           Other                                               195
                                                              -----
           TOTAL:                                              651
                                                              =====

     Management considers the properties to be well maintained and sufficient for the Company's operations.

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

     At December 31, 2001,  2000,  1999, 1998 and 1997, the properties were 92%,
95%, 97%, 99% and 100% occupied, respectively. The following is a schedule of the average rent per property for the years ended December 31:

                                    2001               2000               1999              1998               1997
                                --------------     --------------    ---------------    --------------     --------------

Rental Revenues (1)               $   84,775,244     $  91,520,103      $  61,907,812      $  33,129,661      $ 15,490,615
Properties (2)                               644               725                642                408               244
Average Rent Per Property         $     131,639      $     126,235      $      96,430      $      81,200      $     63,486

(1) Rental income includes the Company's share of rental income from the properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Company has established an allowance for doubtful accounts. Rents do not include properties under construction at December 31, 2001.

(2) Excludes properties that were vacant at December 31 and that did not generate rental revenues during the year.

     The following table lists properties owned by the Company as of December 31, 2001 by tenant and includes average age of buildings, annualized total rental revenue and percent of total revenue. To calculate annualized total rental revenue, the Company multiplied the monthly rental revenue for each restaurant property owned and leased at December 31, 2001 by 12 to present the annualized rental revenues for a 12 month period. The Company has not included any contingent rental income in the calculation of annualized total rental revenue.


                                                 Total Number
                                                     of                             Annualized
Tenant                                           Restaurant        Average Age         Total           Percent of
------                                           Properties       of Buildings         Rental        Total Rental
                                                     (1)            (years)         Revenue(2)           Revenue
                                               --------------    --------------    -------------    --------------

IHOP Properties, Inc.                                 48               4.4          $ 5,654,967             7.49%
Jack in the Box Eastern Division, L.P.                33               3.0            3,387,158             4.49%
Jack in the Box, Inc.                                 30               3.1            3,595,382             4.76%
Golden Corral Corporation                             40               3.3            6,404,451             8.48%
S&A Properties Corporation                            40              20.2            6,803,726             9.01%
Castle Hill Holdings V, L.L.C.                        20              18.0              450,472             0.60%
Houlihan's Restaurants, Inc.                          19              21.3            2,785,195             3.69%
Vicorp Restaurant, Inc.                               18              19.7            2,418,886             3.20%
Rio Bravo Acquisitions, Inc.                          15               2.0            3,670,320             4.86%
Other                                                339               7.9           40,329,913            53.42%
                                                    -----                          -------------      ------------
Total                                                602                            $75,500,470           100.00%
                                                    =====                          =============      ============

(1) Excludes properties that were vacant at December 31, 2001 and that did not generate rental revenues during the year.

(2) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.

     The following table shows the aggregate number of leases in the Company's property portfolio which expire each calendar year through the year 2016, as well as the number of leases which expire after December 31, 2016. The table does not reflect the exercise of any of the renewal options provided to the tenant under the terms of such leases.

                                                                                 Base Rent
                                                                --------------------------------------------
         Year                              Number (1)               Amount(2)                 Percent
         ----
                                        ------------------      ------------------       -------------------

          2002                                    12                   $ 700,154                  0.89%
          2003                                    --                          --                     --
          2004                                     1                     100,935                  0.13%
          2005                                     8                     892,500                  1.14%
          2006                                     7                     679,942                  0.87%
          2007                                    --                          --                     --
          2008                                     2                     217,492                  0.28%
          2009                                     2                     179,208                  0.23%
          2010                                    13                   1,339,350                  1.71%
          2011                                    19                   2,452,643                  3.13%
          2012                                    33                   4,645,518                  5.93%
          2013                                    39                   4,591,102                  5.86%
          2014                                    87                  14,018,265                 17.89%
          2015                                    37                   4,657,197                  5.94%
          2016                                    70                   4,939,217                  6.30%
       Thereafter                                299                  38,934,403                 49.70%
                                            ---------             ---------------             ----------
           Total                                 629                 $78,347,926                100.00%
                                            =========             ===============             ==========


(1)  Excludes properties for which the leases have been terminated.

(2) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.


Item 3.  Legal Proceedings

     As of December 31, 2001, neither the Company nor any of its properties was a party to or the subject of any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of March 15, 2002, there were 32,357 stockholders of record of common stock. There is no public trading market for the Company Shares, and even though the Company intends to list the Company Shares on the New York Stock Exchange or other national securities exchange or over-the-counter market no later than December 31, 2005, there is no assurance that listing will occur. If listing occurs, there is no assurance that a public market for the Company Shares will develop. In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Company Shares, subject to certain conditions and limitations. During 1999, the Company terminated the redemption plan. As of December 31, 2001, the Company estimates that the fair value per share is $17.13. (For Florida intangible tax purposes, this is the equivalent of the Just Value per share.) The Company obtained this valuation from a third party firm, which based its valuation on an analysis of comparable publicly traded real estate investment trusts and a discounted cash flow analysis. Because the Company Shares are not publicly traded, investors are cautioned that the estimated fair value of the shares may not be realized upon sale of the shares.

     The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2001 and 2000, the Company declared cash distributions of $66.5 million and $66.3 million, respectively, to stockholders. For federal income tax purposes, 20 percent and 40 percent of distributions paid in 2001 and 2000, respectively, were considered to be ordinary income and 80 percent and 60 percent, respectively, were considered to be a return of capital. No amounts distributed to stockholders for the years ended December 31, 2001 and 2000 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per Company Share (In Thousands, except for per share data):

                                 First             Second             Third             Fourth             Year
                             --------------    ---------------    --------------    ---------------   ---------------
  2001 Quarter
  Total distributions
      declared                      $16,582            $16,582           $16,582           $16,720            $66,467
  Distributions per
      Share                            0.38               0.38              0.38              0.38               1.52

  2000 Quarter
  Total distributions

      declared                      $16,582            $16,582           $16,582           $16,582            $66,330
  Distributions per
      Share                            0.38               0.38              0.38              0.38               1.52


     In March 2002, the Company declared distributions to stockholders of $16.8 million ($0.38124 per Share) payable in March 2002.

     The Company intends to continue to declare distributions of cash to the stockholders.

Item 6.  Selected Financial Data (In Thousands)

                                           2001             2000            1999            1998            1997
                                       --------------   --------------  --------------  --------------   ------------
Year ended December 31:
    Revenues                               $ 264,815        $ 116,633        $ 75,501        $ 42,187       $19,458
    Net earnings/(loss)                      (24,452)           2,927         (49,837)         32,152        15,564
    Cash distributions declared               66,466           66,329          60,079          39,449        16,854
    Funds from operations (2)                 32,080           32,688          45,455          37,191        17,733
    Earnings/(loss) per Share (1)              (0.56)            0.07           (1.26)           1.21          1.33
    Cash distributions declared
       per Share (1)                            1.52             1.52            1.52            1.52          1.49
    Weighted average number
       of shares outstanding (1)              43,590           43,496          39,403          26,648        11,712

At December 31:
    Total assets                         $ 1,559,114      $ 1,599,503      $1,138,193        $680,352      $339,078
    Long-term obligations                    484,815          312,484              --              --            --
    Total stockholders' equity (3)           526,182          607,738         672,214         660,810       321,638


(1) All Share and per Share amounts have been restated herein to reflect the one-for-two reverse stock split.

(2) Funds from operations are net earnings determined in accordance with Generally Accepted Accounting Principles ("GAAP") excluding depreciation and amortization, gains and losses on sale of real estate, impairment provisions and nonrecurring items of income and expense of the Company. Funds from operations are generally considered by industry analysts to be the most appropriate measure of performance. FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and
     (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITS because these REITS may not apply the definition of FFO in the same manner as the Company.

(3) Includes subscriptions received of $0, $0, $210,736, $385,523,966 and $222,482,560, net of stock issuance costs of $1,493,437, $1,493,436,
     $1,662,749,  $38,415,512  and  $22,422,045 for the years ended December 31,
     2001,  2000,  1999,  1998 and 1997,  respectively,  and net of $50,891  and
     $639,528 of common stock shares retired for the years ended December 31, 1999 and 1998, respectively. Stock issuance costs consist of selling commissions, marketing support and due diligence expense reimbursement fees, soliciting dealer servicing fees and organizational and offering expenses. The ratio of stock issuance costs to subscriptions received was 0, 0, 1:0.13, 1:10 and 1:10 during 2001, 2000, 1999, 1998 and 1997, respectively.






Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the company's credit facilities, the availability of other debt and equity financing alternatives, changes in interest rates under the company's current credit facilities and under any additional variable rate debt arrangements that the company may enter into the future, the ability of the company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the company, the ability of the company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans, the ability of the company to re-lease properties that are currently vacant or that become vacant and the ability of the company to securitize or sell mortgage loans on a favorable and timely basis. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Organization and Business

     CNL American Properties Fund, Inc. ("CNL-APF" or the "Company") is a self-advised real estate investment trust ("REIT") operating as a holding company for two primary subsidiary operating companies, CNL Restaurant Properties, Inc. and CNL Franchise Network, Corp. The Company was founded in 1994 and at December 31, 2001, has financial interests in over 1,200 properties diversified among more than 100 restaurant concepts in 47 states. The Company's total real estate holdings subject to lease includes 800 properties of which approximately 150 properties are classified as held for sale. At December 31, 2001, the servicing portfolio of net lease properties and mortgages included over 2,500 units of which over 1,300 are serviced on behalf of third parties.

     The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment, operated principally through the Company's wholly owned subsidiary CNL Restaurant Properties, Inc. ("CNL-RP") and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities related to the real estate segment include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $649.9 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Franchise Network Corp ("CNL-FNC") and a partnership with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, development and advisory services to national and regional restaurant operators.

     Effective January 1, 2001, CNL-FNC elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, CNL-FNC will be able to engage in activities that would previously have caused income to the Company from CNL-FN to be disqualified from being eligible REIT income under the federal income tax rules governing REITs. CNL-FNC originates mortgages and triple-net lease properties for sale to third parties and, in some cases, securitization. CNL-FNC also performs net lease and loan servicing on behalf of third parties. While the Company intends to continue managing its existing core portfolio of real estate leases and loans, management expects that the activities of CNL-FNC will be an increasingly significant part of the Company's business on a going-forward basis.

Liquidity and Capital Resources

CNL American Properties Fund, Inc.

     CNL-APF is primarily a holding company that receives distributions from its two primary subsidiaries, CNL-RP and CNL-FNC. In 2001, CNL-APF did not receive any distributions from CNL-FNC. CNL-APF distributions to stockholders totaled approximately $66.5 million in 2001, compared to $66.3 million and $60.1 million in 2000 and 1999, respectively. The 2001 distribution was primarily funded through distributions from CNL-RP, but also included a loan from an affiliate, which was subsequently converted to stock, stock purchases by an affiliate and borrowings on the Company's line of credit. No amounts distributed or to be distributed to the stockholders as of March 15, 2002, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

     Because the Company is committed to reinvest cash flow in the specialty finance segment as opposed to distributing excess cash, the Company's Chairman, through a private company affiliate, CNL Financial Group, Inc., advanced $12.4 million to the Company during 2001 to ensure that the Company could maintain its historical distribution level to stockholders. The Company is pursuing a strategy built around CNL-RP's strong capital base and stable cash flows coupled with CNL-FNC's specialty finance growth business. In 2002, the Company intends to reinvest the majority of excess cash flows or pay down debt in its specialty finance business and not distribute those funds.

Specialty Finance Segment (CNL Franchise Network Corporation)

     In June 2000 the Company divided its operations into the real estate and specialty finance businesses. The objective of the Company was to combine the real estate segment, an entity with a strong capital base and stable cash flows, with a specialty finance growth business that could partner with a large financial institution and provide an additional source of liquidity. The Company and Bank of America entered into an alliance in June 2000 that provided a broad product offering primarily focused on the origination of triple-net lease, securitized debt and portfolio loan financing. The portfolio loan product provided CNL-FN fees without assuming ownership risk. In forming the alliance, the Company invested certain of its CNL-RP assets and operations into CNL-FN and Bank of America provided CNL-FN with a $43.75 million subordinated debt facility and a $500.0 million warehouse credit facility. The business strategy of CNL-FN targeted the origination of triple-net leases and loans, temporarily putting those assets on warehouse credit facilities and periodically securitizing those assets. In a securitization the Company sells or transfers a pool of loans or properties with triple-net leases to certain special purpose entities which, in turn, issue to investors securities backed by an interest in the revenue originating from the loans or triple-net leases. These transactions serve as a way to recycle and diversify capital.

     The Company expected to continue its business of originating securitized loans and net leases and selling or refinancing these assets in future franchise securitizations, having completed similar transactions in 1998 and 1999. In August of 2000 the Company successfully completed the first securitization of triple-net leases in the franchise asset class, which is a refinancing under accounting rules. However, the franchise asset-backed securitization market began to experience considerable volatility in late 2000 and throughout 2001 as a result of rising delinquencies among previously securitized loan pools of competitors. In addition, falling treasury rates, macroeconomic uncertainties and sluggish restaurant sales contributed to market volatility. What resulted were wider bond spreads that translated into investors demanding higher interest rates on the securities issued in securitizations and an increase in ratings actions. In public securitizations, the quality of the underlying loans is periodically reviewed by rating agencies to affirm the ratings originally issued on the bonds sold to investors. Should an issuer suffer a ratings action, it could result in material adverse consequences impacting the issuer's ability to successfully sell or refinance the loans underlying the securitization transaction and thereby render future forays into securitization transactions uneconomical. Many of the Company's competitors experienced downgrades or ratings actions on bonds previously issued, and either shut down operations or did not have the capital to continue to originate new financing. The Company to date has avoided any rating action of previously securitized loan or lease pools.

     The events in the franchise finance sector resulted in CNL-FN using private market sales channels to either refinance or sell approximately $162.5 million in loans during 2001. At December 31, 2001, the Company is holding $430.2 million in debt from warehouse credit facilities. This debt was collateralized by $315.8 million in mortgage loans held for sale and $171.6 million in real estate held for sale. As a result of the market volatility, in October 2001 the Company and Bank of America renegotiated certain terms of their strategic alliance. The following points summarize the noteworthy developments:

     o Bank of America agreed to provide a $10.0 million unsecured credit facility (the "Liquidity Facility") to CNL-RP. The Liquidity Facility is for a term of one year and contains an option to extend the facility subject to renewal of the warehouse credit facility maintained by CNL-FN. CNL-RP then entered into a $10.0 million unsecured credit facility (the "Mirror Credit Facility") with CNL-FN that has substantially the same terms as the Liquidity Facility. The purpose of the Mirror Credit Facility is to augment the liquidity of CNL-FN for working capital and meeting any margin calls on CNL-FN's warehouse credit facilities.

     o Bank of America agreed to provide a two-year $30.0 million unsecured revolving credit facility (the "Revolver") to CNL-RP in connection with the payoff of CNL-RP's then-current revolving credit facility.

     o CNL-FN agreed to remove or sell by October 13, 2002 approximately $187.0 million in restaurant loans currently held as collateral under the Bank of America warehouse credit facility. CNL-FN and CNL-RP provided a guarantee of $15.0 million, which will be reduced ratably as certain conditions are met, including the removal or sale of the restaurant loans. In the event a balance exists on October 13, 2002, CNL-FN, or CNL-RP in the event CNL-FN does not have adequate liquidity, will remit the balance of the guarantee to Bank of America as additional enhancement capital against the remaining balance.

     o CNL-FN and CNL-RP agreed to a $15.0 million guarantee on Bank of America's subordinated debt facility, which consists of a note payable having an outstanding amount of $43.75 million as of December 31, 2001. The $15.0 million guarantee has provisions for its reduction tied to achievement of an earnings target, full availability of the Liquidity Facility and the removal of the $187.0 million in loans described above. CNL-FN may also prepay the subordinated note. If the subordinated note guarantee is not paid by October 13, 2002, Bank of America will have a one-month option to convert the outstanding guarantee to a preferred security of CNL-RP with a face value of 80 percent of the outstanding guarantee. The terms will be substantially equivalent to the subordinated note.

     o Bank of America agreed to forfeit a conversion feature on $15.0 million of the $43.75 million subordinated note, which reduced their potential ownership percentage of CNL-FN from 29.12 percent to 22.28 percent.

     o Bank of America agreed to renew its warehouse credit facility with CNL-FN. Step-down provisions take the facility from $325.0 million to $275.0 million by April 1, 2002.

     During 2001, recognizing the volatility in the franchise asset-backed securitization market, the Company redirected the origination efforts of its specialty finance segment to triple-net leases. A triple-net lease is a form of financing to a restaurant operator whereby the Company purchases the real estate and subsequently leases it to the restaurant operator under a long-term triple-net lease. The triple-net lease is a long-term lease with periodic rent increases and requires the tenant to pay expenses on the property. The lease somewhat insulates the Company from requiring significant cash outflows for maintenance, repair or insurance; however, if the tenant experiences financial problems, rental payments could be interrupted.

     The Company also explored alternatives in which to direct its existing loan and lease assets, including the tax-deferred real estate exchange market. While asset securitization is one sales channel for loans or leases, another is the tax-deferred real estate exchange market allowed under Section 1031 of the Internal Revenue Code ("Section 1031 Exchanges"). Generally, Section 1031 Exchanges allow an investor who realizes a gain from selling appreciated real estate to defer paying taxes on such gain by reinvesting the sales proceeds in like-kind real estate. In addition, the Company is a partner in a partnership with a third party client through which similar activities are performed. The Company and its partnership sold approximately $108.0 million generating $9.1 million in gains in Section 1031 exchanges in 2001. The Company expects this sales channel to grow significantly in 2002. In addition, CNL-FN will continue to investigate other sales channels in which to direct its existing loan and lease assets while the securitization market remains unappealing.

     In 2001, CNL-FNC's primary cash flows were derived from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from
Section 1031 Exchanges and servicing revenues. Significant cash outflows consist of operating expenses and capital enhancements in the loan portfolio. Through its warehouse credit facility provided by Bank of America and by another lender to its subsidiary, CNL-FN, CNL-FNC enjoyed a credit capacity of $525.0 million as of December 31, 2001. The facilities are periodically marked-to-market, incorporating both asset securitization market assumptions, assumptions on the Company's derivatives and delinquency assumptions. Primarily as a result of the volatility in the franchise asset-backed sector in 2001, CNL-FN met $21.2 million in capital enhancements on its facilities. Over the course of the year, CNL-FN had fully drawn its subordinated note payable and in February 2002, drew $5.0 million on the Mirror Credit Facility.

     In 2002, the Company intends to focus origination efforts within its specialty finance segment on the triple-net lease financing product. CNL-FN's warehouse facilities provide advances for approximately 95 percent of appraised real estate value. The Company expects the remaining five percent to be provided by cash flow from CNL-FN's operations. Cash from operations could be negatively impacted if interest rates increased significantly, reducing the net spread.

     At December 31, 2001, CNL-FN has approximately $51.9 million in capital supporting its loan and lease portfolio. During 2002, as the loans are sold or refinanced and the leased restaurant properties are sold, part of that capital is expected to be released. CNL-FN expects to reinvest most of its capital in new loans or triple-net leases in 2002. Should CNL-FN meet its financial performance objectives in 2002, it will consider making a distribution to the Company in the fourth quarter of 2002.

     Liquidity risks within the Company's specialty finance segment include the possible occurrence of economic events that could have a negative impact on the franchise asset-backed securitization market and affect the quality or perception of the loans or leases underlying CNL-FN's securitization transactions. The quality of the securitized loans and leases is periodically reviewed by rating agencies to affirm or alter the ratings originally issued on the bonds sold to investors. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. Conversely, upon above average performance of the securities backed by a specific pool of loans or leases, one or more rating agencies could also chose to upgrade a given transaction by changing the original rating on one or more securities to a higher rating. The predecessor to CNL-FN executed a public securitization in August 1998 and subsequently CNL-FN executed a public securitization in November 1999 whereby approximately $571.7 million in loans were sold to a third-party entity that subsequently issued securities to investors. In addition, CNL-FN executed a private structured note offering in 2001 that refinanced approximately $60.8 million in loans transferred to a consolidated special purpose entity. The entity subsequently issued $42.6 million in securities to an investor. The entities on all three of these transactions are bankruptcy remote entities and are separate legal entities whose assets are not available to satisfy the claims of creditors of the Company, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in all three of these transactions have been affirmed. Should the loans underlying the securities undergo a negative ratings action, CNL-FN could experience material adverse consequences impacting its ability to successfully sell or refinance the $187.0 million in loans related to the $15.0 million guarantee in favor of Bank of America, and could suffer effects limiting its ability to engage in future securitization transactions. To potentially avoid those consequences, CNL-FN could choose to contribute capital to serve as additional collateral supporting one or more of these entities used to facilitate a securitization in order to avoid a negative ratings action.

     In summary, the Company's specialty finance segment expects to meet its liquidity requirements in 2002 with a combination of cash from operations and borrowings on the warehouse credit facilities. CNL-FN renews its warehouse credit facilities annually and to date has been successful in doing so. CNL-FN's longer-term liquidity requirements are expected to be met through the successful renewal of its warehouse credit facilities, successful execution of the Company's Section 1031 Exchange business, portfolio debt origination fees, asset securitizations and augmented by operating cash flows provided by servicing and advisory services. However, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

Real Estate Segment (CNL Restaurant Properties, Inc.)

     CNL-RP operates as a real estate company and its cash flows primarily consist of rental income from tenants on restaurant properties owned, interest income on mortgage loans, dispositions of properties and income from holding residual interests in prior loan securitizations. The Company's cash outflows are predominantly interest expense, operating expenses, reinvestment of disposition proceeds and distributions to the Company.

     CNL-RP's short-term debt includes the $30.0 million Revolver entered into in October 2001 and a $48.7 million secured note payable entered into in October 1999 (the "Secured Credit Facility"). The Secured Credit Facility matures on February 18, 2003 and CNL-RP anticipates selling properties to pay off the note during 2002. The Company, from time to time, utilizes the Revolver to manage the timing of inflows and outflows. The Company's Revolver is a two-year facility, maturing in October 2003, and includes a one-year renewal option. At December 31, 2001, the Revolver had an outstanding balance of $10.0 million.

     CNL-RP also had medium-term and long-term bond financing. In October 2001, CNL-RP issued $132.0 million in medium-term bonds, Series 2001. The bonds carry an interest rate of LIBOR plus 48 basis points and mature in 2006. The bonds are collateralized by 119 properties with a carrying value of approximately $179.6 million. Proceeds from the bond issuance were applied to pay down CNL-RP's previous $125.0 million Revolver and the Secured Credit Facility by $45.0 million. In August 2000, CNL-RP issued Triple Net Lease Mortgage Bonds, Series 2000-A. The bonds had an aggregate principal balance of $280.9 million with anticipated maturities of August 2009 (Class A-1) and April 2017 (Class A-2). The debt is fixed at a rate of 7.925 percent. At December 31, 2001, the outstanding principal balance on the Series 2000-A bonds was $270.4 million and was collateralized by 257 properties with a carrying value of approximately $332.6 million.

     In 2002, CNL-RP's strategy for the Secured Credit Facility includes refinancing the facility or selling properties, the proceeds of which will be applied to pay off the Secured Credit Facility and principal obligations on the Series 2001 and Series 2000-A long-term bond financings. In addition, CNL-RP will continue to sell non-performing and under performing assets and will reinvest those proceeds in higher-yielding investments.

     Liquidity risks within the real estate business include the potential that a tenant's financial condition could deteriorate, causing it to fail to make its rent payments and thereby reducing CNL-RP's income. Generally, CNL-RP uses a triple-net lease to lease its properties to its tenants. The triple-net lease is a long-term lease with periodic rent increases and requires the tenant to pay expenses on the property. The lease somewhat insulates CNL-RP from requiring significant cash outflows for maintenance, repair or insurance; however, if the tenant experiences financial problems, rental payments could be interrupted.

     In addition, CNL-RP faces other liquidity risks, including the possibility that it will be unable to meet its obligations under the Secured Credit Facility and the possibility that it could be liable for the $15.0 million guarantee on Bank of America's subordinated debt facility if CNL-FN fails to remove $187.0 million of restaurant loans currently residing on the Bank of America warehouse credit facility by October 13, 2002. In the event that CNL-RP defaulted on its obligations under the Secured Credit Facility, CNL-RP would have to pay the outstanding balance, which could materially adversely affect the Company's liquidity and capital resources.

     CNL-RP believes the combination of availability on its line of credit and the projected disposition volume in 2002 will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing assets and reinvesting the proceeds in higher-yielding investments and cash from operating activities.

Interest Rate Risk

     Floating interest rates on the Revolver, Secured Credit Facility, Mortgage Warehouse Facility and the 2001 Series bonds expose the Company to interest rate risk. As of December 31, 2001, the Company had $10.0 million, $48.7 million, $430.2 million and $130.4 million outstanding under its Revolver, Secured Credit Facility, Mortgage Warehouse Facility and the 2001 Series bonds. The Company believes it has mitigated this risk by entering into interest rate swap agreements and an interest rate cap agreement, which the Company believes will reduce the impact of fluctuating interest rates on its floating rate debt.

     In addition, the Company invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. Management believes that the value of its mortgage loans held for sale and investments held for sale could potentially change as a result of fluctuating interest rates, credit risk, market sentiment and other external forces, which could materially adversely affect the Company's liquidity and capital resources.

     Generally, the Company uses derivative financial instruments (primarily interest rate swap contracts) to hedge against fluctuations in interest rates from the time it originates and holds fixed-rate mortgage loans until the time it sells them. The Company will terminate certain of these contracts and both the gain or loss on the sale of the loans and the additional gain or loss on the termination of the interest rate swap contracts are measured and recognized in the consolidated statement of operations. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

     Management estimates that a one-percentage point increase in long-term interest rates as of December 31, 2001 would have resulted in a decrease in the fair value of its fixed-rate loans of $14.6 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $11.8 million. In addition, a one-percentage point increase in short-term interest rates for the year ended December 31, 2001 would have resulted in additional interest costs of approximately $6.5 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

     Management believes inflation has not significantly affected the Company's earnings because the inflation rate has remained moderate. Additionally, the Company's earnings primarily reflect long-term investments with fixed rents or interest rates. The Company mainly finances these investments with a combination of equity, senior notes and borrowings under the revolving lines of credit or warehouse facilities. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. However, sustained low inflation could lead to net lease pricing pressure as tenants request decreasing rates for longer maturities.

Critical Accounting Policies

     The Company records the acquisition of land, buildings and equipment at cost, including acquisition, closing and construction period interest costs. Land and buildings are leased to restaurant operators generally on a triple-net basis, which means that the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The property and secured equipment leases held for investment are accounted for using either the direct financing or the operating method unless the Company has classified these properties pursuant to their intent to sell. In connection with lease accounting, management estimates residual values and collectable rents.

     Management reviews its properties and loans for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property or collateral, with the carrying cost of the individual asset. If impairment is indicated, the assets are adjusted to estimated fair value.

     Mortgage loans held for sale are loans originated that the Company intends to sell or securitize. They are recorded at fair market value which is estimated using quoted prices, the present value of the expected cash flows and the estimated impact of any defaults, and may therefore be recorded at an amount greater than cost. The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the value of its mortgage loans held for sale. As long as the Company qualifies for hedge accounting treatment, valuation adjustments relating to these loans, including increases above cost, and any gains or losses on related hedge instruments are reflected in the statement of operations.

     Certain loans originated by the Company were sold to independent trusts that, in turn, issued securities to investors backed by these assets. The Company retains the servicing rights and participates in certain cash flows from the trusts. The present value of expected excess of net cash flows, after payment of principal and interest to bond or other certificate holders, over the estimated cost of servicing is recorded at the time of sale as a retained interest. Retained interests in securitized assets are included in other investments. Accounting for the retained interests requires that the Company estimate, using market trends and historical experience, expected prepayments and defaults. This information is considered, along with prevailing discount rates and the terms of the bonds and certificates, to arrive at an initial value and to periodically review the value for gains or losses. Permanent impairments, representing the excess of carrying value over estimated current fair value, are recorded as an expense. Unrealized gains and losses are not reflected in current earnings but are reflected in stockholder's equity as part of other comprehensive income (loss).

     The Company has also entered into certain derivative contracts in order to hedge its exposure to fluctuations in interest rates on variable rate debt. As long as certain criteria for hedge accounting are met the changes in fair value of these contracts is reflected in other comprehensive income (loss) and as a component of stockholders' equity. If the requirements are not met changes in the fair value of these contracts are reflected in earnings.

Results from Operations

     The Company experienced a net loss of $24.5 million in 2001 compared to net earnings of $2.9 million and a net loss of $49.8 million in 2000 and 1999, respectively. The Company operated as one segment during 1999 and through June 2000, the date of its strategic alliance with Bank of America. Thereafter the Company operated through its real estate and specialty finance segments. Because of the lack of comparability, the discussion below focuses on the consolidated financial performance of the Company. As appropriate, this discussion includes information on segment operating results.

Revenues

     Revenues in 2001 were $264.8 million compared to $116.6 million and $75.5 million in 2000 and 1999, respectively. Revenue from sales of real estate were $105.6 million in 2001 compared to $0.0 in 2000 and 1999. During the year ended December 31, 2001 CNL-FN began its program of selling real estate properties to private investors in Section 1031 Exchanges, and as a result the gross proceeds from Section 1031 Exchanges now appear as a component of operating revenues. The costs associated with these sales were $97.6 million and they are now reflected as a component of expenses. In addition, the Company is a partner in a partnership with a third party client through which similar activities are performed. During 2001, the Company and its partnership sold $108.0 million in restaurant properties as a Section 1031 Exchange generating $9.1 million in net gains or partnership earnings.

     Rental income from operating leases, earned income from direct financing leases and interest income from mortgage, equipment and notes receivables was $140.3 million in 2001 compared to $107.4 million and $69.1 million in 2000 and 1999, respectively. The 2001 increase resulted from Company efforts to increase its base of income earning leases and loans. The average yield on the loans and leases in 2001 was 10.0 percent compared to 9.1 percent in 2000. The average outstanding balance of loans and leases in 2001 was $1.4 billion compared to $1.2 billion in 2000.

     Investment and interest income was $5.8 million in 2001 compared to $8.2 million and $6.7 million in 2000 and 1999, respectively. From August 1999 through October 2000 the Company held a residual investment in a pool of loans that was subsequently liquidated.

     During the years ended December 31, 2001, 2000 and 1999 the Company earned $13.9 million, $7.9 million and $0.3 million, respectively, in other income. This increase is attributable to the inclusion of servicing operations revenue associated with the Company's September 1999 acquisition of CNL Financial Services, Inc., consulting revenues associated with the Company's June 2000 acquisition of the operations of CNL Advisory Services, Inc., construction management services revenues associated with the Company's January 2001 acquisition of CNL Restaurant Property Services, Inc. and referral fees earned from bank product referrals associated with the Company's June 2000 alliance with Bank of America.

Expenses

     General operating and administrative expenses were approximately $30.4 million, $24.9 million and $8.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Effective September 1, 1999, the Company became internally advised and internal costs to acquire properties are generally expensed. In addition, the Company developed its securitization and investment sales strategies and incurred increased costs in managing a maturing portfolio throughout 2000 and 2001. General and administrative expenses include amounts associated with advisory activities subsequent to the acquisition of CAS in June 2000, reflecting a full year in 2001. Also, in January 2001 the Company acquired the Development Company operations adding approximately $2.9 million in expenses in this category during the year ended December 31, 2001.

     Interest expense was $68.5 million, $47.6 million and $10.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has continued to expand its operations through increased property acquisitions and origination of mortgage loans substantially funded through the Company's Mortgage Warehouse Facilities. The increase in interest expense corresponds to revenue growth of $138.6 million between 2000 and 2001, and $38.3 million between 1999 and 2000 as the Company leveraged additional volume. Maintaining sufficient volume is key to the Company's ability to maintain its competitive position in this business. The Company has also incurred debt to finance certain transaction costs incurred in 1999 and 2000 associated with the Company's strategic initiatives. These include expenses associated with the transition to an internally advised REIT, the proposed merger with the CNL Income Funds and with listing the Company's shares, both of which were subsequently withdrawn, and costs associated with the strategic alliance with Bank of America as a partner.

     Expense categories such as property expenses, state taxes, and depreciation and amortization expenses have reflected and will continue to reflect the level of assets invested in leased properties. The Company has decreased certain property expenses, in part, through decreasing the length of time necessary to re-lease a defaulted tenant's property. In addition, this category includes amortization on intangible assets, such as goodwill. During 2001, the Company has amortized $3.1 million in goodwill pursuant to existing accounting standards. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations ("FAS 141") and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against the new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company expects that the adoption of these accounting standards will have the impact of reducing its amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

     The Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), as amended, on January 1, 2001, which requires all derivative instruments to be recorded on the balance sheet at fair value. Effective January 1, 2001, the Company recorded a cumulative effect adjustment loss of $21.2 million to recognize at fair value all derivative instruments at that are designated as fair-value hedging instruments. The Company recorded an offsetting cumulative effect adjustment gain of $17.4 million to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets or liabilities. The adoption of FAS 133 thereby resulted in a $3.8 million charge against Company earnings.

     Effective January 1, 2001, the Company's subsidiary, CNL Franchise Network Corp. ("CNL-FNC"), elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, its operating partnership, CNL-FN, is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. The treatment of loan valuation adjustments, loss reserves, loan fees, depreciation, and other items for federal income tax purposes differs from the treatment of these items for financial reporting purposes. In the aggregate, the Company has an excess of available future deductible items over future taxable items and as such may benefit from these items when the taxable subsidiaries produce a greater level of taxable income. At present, the Company has not recorded this potential future benefit because the subsidiaries involved do not have sufficient historical earnings on which to base a potential future benefit.

     Throughout 2001, many economic indicators suggested the U.S. economy was in recession. On September 11, the country was challenged further by the tragic events in New York, Washington D.C. and Pennsylvania. Throughout the period, the government has responded with stimuli in various forms including action by U.S. Federal Reserve policymakers to decrease interest rates. In addition, Congress enacted legislation to decrease personal income tax rates. Management believes that the Company will benefit from the stimuli as interest rates on short-term borrowings have reached historic lows. In addition, the restaurant industry should benefit from the economic stimuli. While certain restaurant chains and franchise operators in 2001 experienced financial difficulties arising from diverse factors including deterioration in operations, over leverage and the general economy, management expects the Company's core customer - the casual dining and quick service franchise operators - to sustain operations during this downturn. While management believes its underwriting standards are effective in assessing the credit strength and management of a restaurant operator, the Company is not immune from the cyclical nature of the business and many of its clients may continue to be affected by poor performance of some restaurant chains. Although the Company's operating lease agreements and loans provide the Company the right to terminate an investment, evict an operator, demand immediate repayment, or take other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict the Company's ability to collect unpaid rent or interest and to collect interest during the bankruptcy proceeding. Further, the Company may be required to fund certain expenses in order to retain control of the property or to take possession of the property or even control the franchise, which may expose the Company to successor liabilities and further affect liquidity.

     In 2001, the Company recorded $28.2 million in provision for loss on loans compared to $1.8 million and $1.0 million in 2000 and 1999, respectively. In addition the Company recorded $27.2 million in impairment provisions in 2001 compared to $2.6 million and $7.8 million in 2000 and 1999, respectively. The provisions increased significantly in 2001 primarily as a result of Phoenix Restaurant Group, Inc. and its subsidiaries (collectively referred to as "PRG") filing bankruptcy on October 31, 2001. During 2001, an affiliate of the Company advanced approximately $5.8 million to PRG. The proceeds were used to pay outstanding obligations, including obligations to the Company. CNL-RP has provided loans and equipment lease or triple-net lease financing to PRG of approximately $61.2 million.

     In the two weeks prior to the bankruptcy filing, PRG closed 40 operating Black-Eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's and 48 Black-Eyed Peas. PRG is seeking to reorganize while keeping some of its restaurants operating. In order to permit continued operation of the open stores and preserve the value of its investments with PRG, the Company entered into a commitment in November 2001 to advance $3.5 million to PRG as interim financing, referred to as debtor-in-possession financing. As of March 19, 2002, the Company had advanced $3.25 million to PRG. CNL-RP is analyzing a variety of alternatives for maximizing the value of the remaining investment.

     On January 18, 2002 the Company filed an involuntary bankruptcy petition against Roadhouse Grill, Inc., franchisor of the casual steak chain, Roadhouse Grill. CNL-RP owns 13 Roadhouse Grill properties and CNL-FN owns one. Roadhouse Grill has not submitted to the petition and ultimately, the Federal Bankruptcy Court will rule on this matter. The bankruptcy filing is expected to result in the return of one or two CNL-RP sites enabling management to sell or re-lease the property. The Company's impairment provisions include $3.7 million for Roadhouse Grill which was recorded in the fourth quarter of 2001.

     In January 2002, Houlihan's Restaurant Group ("HRG") filed for voluntary bankruptcy under the provisions of Chapter 11. HRG operates and franchises the Houlihan's concept, operates the Darryl's and J. Gilbert's concepts and operates five separately branded seafood restaurants. CNL-RP had financed 19 Houlihan's or Darryl's units totaling $26.3 million. As of January 31, 2002 the leases were current. Eleven of the 19 leases have been rejected. Condemnation proceeds are in escrow for a partial taking on one of the eleven sites. The remaining 10 rejected sites have been retaken and marketing efforts are proceeding. All of the sites not rejected are currently operating. The Company's impairment provisions include $4.9 million for HRG which was recorded in the fourth quarter of 2001.



Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data









               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of CNL American Properties Fund, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income/(loss), and of cash flows present fairly, in all material respects, the financial position of CNL American Properties Fund, Inc. (a Maryland corporation) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index apprearing under item 14(a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statment schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2001 the Company changed its method of accounting for derivative financial instruments.




/s/ PricewaterhouseCoopers LLP
Orlando, Florida
March 19, 2002

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands except for per share data)

                                                                                      December 31,
                                                                              2001                    2000
                                                                         ---------------         ---------------
ASSETS

Real estate investment properties                                         $    652,218             $    785,604
Net investment in direct financing leases                                      137,104                  169,222
Real estate held for sale                                                      171,564                      ---
Mortgage loans held for sale                                                   315,835                  394,321
Mortgage, equipment and other notes receivable                                 103,962                   72,771
Other investments                                                               32,797                   33,519
Cash and cash equivalents                                                       19,333                   23,772
Restricted cash                                                                 12,456                    1,876
Receivables, less allowance for doubtful accounts
    of $4,315 and $7,257, respectively                                           4,990                    3,370
Accrued rental income                                                           19,322                   16,028
Intangibles and other assets                                                    89,533                   99,020
                                                                       ----------------        -----------------
                                                                          $  1,559,114             $  1,599,503
                                                                       ================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Credit facility                                                            $    10,000              $    80,000
Note payable                                                                    48,731                   85,617
Mortgage warehouse facilities                                                  430,169                  463,765
Subordinated note payable                                                       43,750                   34,000
Bonds payable                                                                  441,065                  278,484
Due to related parties                                                           5,201                    6,569
Other payables                                                                  35,505                   24,857
                                                                       ----------------        -----------------
       Total liabilities                                                     1,014,421                  973,292
                                                                       ----------------        -----------------

Minority interests, including redeemable partnership interest                   18,511                   18,473
                                                                       ----------------        -----------------

Commitments and Contingencies (Note 14)

Stockholders' equity:
    Preferred stock, without par value.  Authorized
       and unissued 3,000,000 shares                                                --                       --
    Excess shares, $0.01 par value per share.
       Authorized and unissued 78,000,000 shares                                    --                       --
    Common stock, $0.01 par value per share.  Authorized
       62,500,000 shares, issued 44,112,943 and 43,533,221
       shares, respectively, outstanding 44,075,641 and
           43,495,919 shares, respectively                                         441                      435
    Capital in excess of par value                                             798,154                  789,926
    Accumulated other comprehensive income                                       1,370                      242
    Accumulated distributions in excess of net earnings                       (273,783)                (182,865)
                                                                       ----------------        -----------------
       Total stockholders' equity                                              526,182                  607,738
                                                                       ----------------        -----------------

                                                                          $  1,559,114             $  1,599,503
                                                                       ================        =================

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, except for per share data)

                                                                                Year Ended December 31,
                                                                     2001                 2000                 1999
                                                                 --------------       --------------       -------------

Revenues:
    Sale of real estate                                            $  105,645             $     --            $     --
    Rental income from operating leases                                82,339               69,717              49,755
    Earned income from direct financing leases                         15,145               16,064              12,153
    Interest income from mortgage, equipment and other
       notes receivables                                               42,855               21,589               7,203
    Investment and interest income                                      5,845                8,205               6,683
    Net decrease in value of mortgage loans
       held for sale, net of related hedge                             (5,070)             (6,855)                (551)
    Gain on sale of mortgage loans                                      4,120                   --                  --
    Other income                                                       13,936                7,913                 258
                                                               ---------------      ---------------      --------------
                                                                      264,815              116,633              75,501
                                                               ---------------      ---------------      --------------
Expenses:
    Cost of real estate sold                                           97,587                   --                  --
    General operating and administrative                               30,388               24,946               8,820
    Interest expense                                                   68,542               47,612              10,205
    Property expenses                                                   2,919                2,598               1,316
    State and other taxes                                                 964                1,193                 906
    Depreciation and amortization                                      21,197               17,714              10,346
    Transaction costs                                                      --               10,315               6,799
    Loss on investment in securities                                      122                5,348                  --
    Loss on termination of cash flow hedge accounting                   8,060                   --                  --
    Provision for loss on loans                                        28,200                1,804               1,037
    Advisor acquisition expense                                            --                   --              76,334
    Impairment provisions                                              27,174                2,576               7,779
                                                                                    ---------------      --------------
                                                               ---------------
                                                                      285,153              114,106             123,542
                                                               ---------------      ---------------      --------------
Earnings/(loss) before minority interest in (income)/
  loss of consolidated joint ventures, equity in
  earnings of unconsolidated joint venture and loss
  on sales of assets                                                  (20,338)               2,527             (48,041)
Minority interest in (income)/loss of
    consolidated joint ventures                                          (242)               1,024                 (41)
Equity in earnings of unconsolidated joint venture                      1,106                   97                  97
Loss on sales of assets                                                (1,137)                (721)             (1,852)
                                                               ---------------      ---------------      --------------
Earnings/(loss) before cumulative effect of accounting
    change                                                            (20,611)               2,927             (49,837)
Cumulative effect of accounting change                                 (3,841)                  --                  --
                                                               ---------------      ---------------      --------------
Net earnings/(loss)                                            $      (24,452)      $        2,927       $     (49,837)
                                                               ===============      ===============      ==============

Earnings/(loss) per share of common stock (basic and diluted):
       Before cumulative effect of accounting change           $        (0.47)      $         0.07       $       (1.26)
       Cumulative effect of accounting change                           (0.09)                  --                  --
                                                               ---------------      ---------------      --------------
Net earnings / (loss)                                          $        (0.56)      $         0.07       $       (1.26)
                                                               ===============      ===============      ==============

Weighted average number of shares
    of common stock outstanding                                    43,589,985           43,495,919          39,402,941
                                                               ===============      ===============      ==============

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)

                  Years Ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                                       Accumulated    Accumulated
                                       Common stock                   distributions     other                            Compre-
                                    -----------------   Capital in      in excess       compre-                          hensive
                                      Number     Par    excess of         of net        hensive                          Income/
                                    of Shares   value   par value        earnings     income/(loss)       Total           (loss)
                                    ---------   -----   ----------    -------------   -------------    ------------     ----------


Balance at December 31, 1998           37,338   $ 373    $ 669,984    $      (9,547)             --    $    660,810     $       --

Subscriptions received for common
   stock through public offering           11      --          211               --              --             211             --

Stock issuance costs                       --      --       (1,663)              --              --          (1,663)            --

Common stock issued
    through merger                      6,150      62      122,938               --              --         123,000             --

Net loss                                   --      --           --          (49,837)             --         (49,837)       (49,837)

Other comprehensive loss,
    market revaluation on
    available for sale securities          --      --           --               --            (177)           (177)          (177)
                                                                                                                        ----------
Total comprehensive loss                   --      --           --               --              --              --     $  (50,014)
                                                                                                                        ==========
Retirement of common stock                 (3)     --          (51)              --              --             (51)            --

Distributions declared and
    paid ($1.52 per share)                 --      --           --          (60,079)             --         (60,079)            --
                                    ---------  ------   ----------    -------------   -------------    ------------
Balance at December 31, 1999           43,496     435      791,419         (119,463)           (177)        672,214             --

Stock issuance costs                       --      --       (1,493)              --              --          (1,493)            --

Net earnings                               --      --           --            2,927              --           2,927          2,927

Other comprehensive income,
    market revaluation on
    available for sale securities          --      --           --               --             419             419            419
                                                                                                                        ----------
Total comprehensive income                 --      --           --               --              --              --     $    3,346
                                                                                                                        ==========
Distributions declared and
    paid ($1.52 per share)                 --      --           --          (66,329)             --         (66,329)
                                    ---------  -------  ----------    -------------   -------------    ------------

Balance at December 31, 2000           43,496  $   435  $  789,926    $    (182,865)    $      242     $    607,738
                                    =========  =======  ==========    =============   =============    ============



          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)

                  Years Ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                                           Accumulated      Accumulated
                                           Common stock                   distributions       other                        Compre-
                                      ------------------    Capital in      in excess         compre-                      hensive
                                       Number       Par     excess of         of net          hensive                      income/
                                      of Shares    value    par value        earnings      income/(loss)       Total        (loss)
                                      ---------    -----    ----------    -------------    -------------    ----------    ----------

Balance at December 31, 2000             43,496    $ 435    $  789,926    $    (182,865)   $         242    $  607,738    $      --

Shares issued                               580        6         9,722               --               --         9,728           --

Stock issuance costs                         --       --        (1,494)              --               --        (1,494)          --

Net loss                                     --       --            --          (24,452)              --       (24,452)     (24,452)

Other comprehensive income,
    market revaluation on
    available for sale securities            --       --            --               --              839           839          839

Cumulative effect adjustment
    to recognize fair value of
    cash flow hedges                         --       --            --               --           (5,172)       (5,172)      (5,172)

Reclassification of cash flow
    hedge losses to statement of
    operations                               --       --            --               --            8,060         8,060        8,060

Current period adjustment to
    recognize  change in fair value
    of cash flow hedges                      --       --            --               --           (2,599)       (2,599)      (2,599)
                                                                                                                          ---------
Total comprehensive loss                     --       --            --               --               --            --    $ (23,324)
                                                                                                                          =========
Distributions declared and
    paid ($1.52 per share)                   --       --            --          (66,466)              --       (66,466)
                                      ---------    -----    ----------    -------------    -------------    ----------

Balance at December 31, 2001             44,076    $ 441    $  798,154    $    (273,783)   $       1,370    $  526,182
                                      =========    =====    ==========    =============    =============    ==========

                           See accompanying notes to consolidated financial
statements.


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                      Year Ended December 31,
                                                                            2001                 2000              1999
                                                                       ------------         -----------       -----------
Cash Flows from Operating Activities:

   Net earnings/(loss)                                                 $    (24,452)        $     2,927       $   (49,837)
                                                                       ------------         -----------       -----------
   Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
         Depreciation  and amortization                                      21,197              17,714            10,346
         Cumulative effect adjustment                                         3,841                  --                --
         Advisor acquisition expense                                             --                  --            76,333
         Impairment provisions                                               27,174               2,576             7,779
         Provision for loss on loans                                         28,200               2,027             1,988
         Loss on sales of assets                                              1,137                 721             1,852
         Gain on sale of mortgage loans                                      (4,119)                --                 --
         Increase in real estate held for sale                              (37,507)                --                 --
         Loss on investment in securities                                       122               5,348                --
         Net decrease in value of mortgage loans held for sale,
             net of related hedge                                             5,070               6,855               551
         Equity in earnings of joint venture, net of distributions             (397)                  7                28
         Proceeds from sale of loans                                        105,975                  --           294,228
         Proceeds from securitization transaction                                --                  --           257,812
         Purchase of other investments                                           --                  --           (31,247)
         Investment in mortgage loans held for sale                        (116,995)           (205,584)         (266,302)
         Collection on mortgage loans held for sale                          37,267               6,981             2,073
         Changes in other operating assets and liabilities                    1,689               4,466             1,657
                                                                       ------------         -----------       -----------
                   Total adjustments                                         72,654            (158,889)          357,098
                                                                       ------------         -----------       -----------
Net Cash Provided by (Used in) Operating Activities                          48,202            (155,962)          307,261
                                                                       ------------         -----------       -----------

Cash Flows from Investing Activities:

   Additions to real estate investment properties                           (26,052)           (160,901)        (286,411)
   Investment in direct financing leases                                        ---             (15,369)         (63,664)
   Proceeds from sale of assets                                              12,659              15,869            7,555
   Proceeds from sale or maturities of securities                               982               7,721              ---
   Investment in mortgage, equipment and other notes receivable             (11,458)            (11,131)         (31,005)
   Collection on mortgage, equipment and other notes receivable               9,325               8,335            3,894
   Investment in joint venture                                                  (10)                ---             (187)
   Purchase of other investments                                                ---              (2,832)            ---
   Redemption of certificates of deposit                                        ---                  --            2,000
   Increase in restricted cash                                              (10,580)             (1,876)             ---
   Increase in intangibles and other assets                                     ---                (378)          (1,862)
                                                                       ------------      ---------------      -----------
      Net cash used in investing activities                                 (25,134)           (160,562)        (369,680)
                                                                       ------------      ---------------      -----------

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                                                                      Year Ended December 31,
                                                                              2001             2000                 1999
                                                                          -----------     ------------       ------------

   Cash Flows from Financing Activities:
      Reimbursement of costs paid by related parties on
         behalf of the Company                                            $        --     $         --       $     (1,492)
      Proceeds from borrowings on credit facility,  note payable and
         subordinated note payable                                             63,949          397,538            439,941

      Payment on credit facility,  note payable and subordinated note
         payable                                                             (159,590)        (586,425)          (61,580)
      Proceeds from borrowings on mortgage warehouse facilities               325,264          301,227            27,101
      Payments on mortgage warehouse facilities                              (358,860)          (7,719)         (352,809)
      Contribution from minority interest of
         consolidated joint venture                                                --               40               740
      Subscriptions received from stockholder                                   9,692               --               211
      Retirement of shares of common stock                                         --               --               (51)
      Distributions to minority interest                                         (234)            (147)              (67)
      Distributions to stockholders                                           (66,466)         (66,330)          (60,079)
      Loan from stockholder                                                     2,708               --                 --
      Payment of stock issuance costs                                          (1,493)          (1,493)              (737)
      Issuance of bonds                                                       177,223          280,906                 --
      Payment on bonds                                                        (10,066)          (2,422)                --
      Payment of loan costs and bond issuance costs                            (9,634)         (20,891)            (5,947)
                                                                          -----------     ------------       ------------
             Net cash (used in) provided by financing activities              (27,507)         294,284            (14,769)
                                                                          -----------     ------------       -------------

Net Decrease in Cash and Cash Equivalents                                      (4,439)         (22,240)           (77,188)

Cash and Cash Equivalents at Beginning of Year                                 23,772           46,012            123,200
                                                                          -----------     ------------       ------------

Cash and Cash Equivalents at End of Year                                  $    19,333     $     23,772       $     46,012
                                                                          ===========     ============       ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Related parties paid certain acquisition and stock
             issuance costs on behalf of the Company as follows:
             Acquisition costs                                            $        --     $         --       $        579
             Stock issuance costs                                                  --               --                124
                                                                          -----------     ------------       ------------

                                                                          $        --     $         --       $        703
                                                                          ===========     ============       ============

      Capital lease obligation incurred for the lease
         of the Company's office space and furniture                      $        --     $         --       $     10,057
                                                                          ===========     ============       ============

      Interest paid                                                       $    66,569     $     39,023       $     10,937
                                                                          ===========     ============       ============

      Interest capitalized                                                $       390     $      2,253       $      3,889
                                                                          ===========     ============       ============


          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000 and 1999


1.     Significant Accounting Policies:
       -------------------------------

       Organization - CNL American Properties Fund, Inc. is a self-administered real estate investment trust ("REIT") that offers financial, development, advisory and other real estate services to operators of select national and regional fast food, family-style and casual dining restaurant chains. The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include CNL-APF Partners, LP and CNL Franchise Network, LP.

       On June 1, 2000, the Company formed CNL Franchise Network, LP ("CNL-FN") and transferred certain assets and operations to it in exchange for a combined general and limited partnership interest of 84.39 percent. A limited partnership interest of 9.18 percent was issued to Bank of America in exchange for its franchise finance business unit. In addition, a limited partnership interest of 6.43 percent was issued to CNL Financial Group, Inc., an affiliate of a director of the Company, in exchange for its merger, acquisition and advisory services business. The excess of the purchase price over the fair value of the net tangible assets acquired from the new partners of approximately $17.0 million was recorded as goodwill. This partnership and the related Strategic Alliance Agreement with Bank of America expanded the Company's financial products and services. The bank's interest is redeemable at their option under certain conditions after a specified date for a cash payment of $14.3 million.

       On September 1, 1999, the Company acquired CNL Fund Advisors, Inc. (the "Advisor"), CNL Financial Corporation and CNL Financial Services, Inc. ("CNL Restaurant Financial Services Group") by issuing 6.15 million shares. Prior to the acquisition, the Advisor and CNL Restaurant Financial Services Group had been affiliated with the Company. The acquisitions were accounted under the purchase method of accounting. The Company expensed the $76.3 million excess of the purchase price of the Advisor over the fair value of the net acquired assets. The Company recognized $45.7 million in excess purchase price of CNL Restaurant Financial Services Group.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


1.     Significant Accounting Policies - Continued:
       -------------------------------------------

       Principles of Consolidation - The consolidated financial statements of the Company include its majority owned and controlled affiliates. All significant intercompany balances and transactions among consolidated affiliates have been eliminated. The equity method of accounting is applied to those investments in joint ventures that are not subject to control by the Company due to the significance of rights held by other parties.

       Use of Estimates - Preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Significant estimates included provisions for impairment of real estate and loans, valuation of loans held for sale and valuation of other investments. Actual results could differ from those estimates.

       Real Estate and Lease Accounting - The Company records its properties comprised of land, buildings and equipment at cost. Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations or sale. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If impairment is indicated, the assets are adjusted to estimated fair value. Properties acquired that the Company intends to sell or securitize within one year of acquisition are recorded at cost. Rental income is recognized without regard to potential future rent increases and the asset is not depreciated. Revenue from sale of real estate is recognized at the time of closing when collectibility of the sales price is reasonably assured and the earnings process is substantially complete.

       Properties leased to restaurant operators are generally on a triple-net basis, which means the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method.

             Direct financing method - The leases accounted for using the direct financing method are recorded at the net investment that, at the inception of the lease, generally represents the cost of the asset. Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on net investment in the leases.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999

1.     Significant Accounting Policies - Continued:
       -------------------------------------------

              Operating method - Land, building and secured equipment leases are accounted for using the operating method. Revenue is recognized as rentals are earned and depreciation is charged to operations on a straight-line basis over the life of the related assets. Rental income is recognized on a straight-line basis over the lease term. Buildings and equipment are depreciated on the straight-line method over their estimated useful lives of 30 and seven years, respectively.

       Loans - The Company originates loans to restaurant operators that are generally secured by real estate or equipment. The Company accounts for loans depending on the following classification:

              Mortgage loans held for sale - Loans originated that the Company intends to sell or securitize generally within one year of origination are recorded at fair market value. Quoted prices for similar loans and the present value of the expected cash flows net of the estimated impact of any defaults are used to determine fair value. The Company segregates its loans held for sale into two portfolios and determines fair market value in the aggregate for each portfolio.

              Mortgage, equipment and other notes receivable - Loans originated that are expected to be held until maturity are recorded at the lower of cost or market value and are reduced for any estimated future loss. Whenever it appears that future collection on specific notes appears doubtful, a valuation allowance is established. The allowance represents the difference between the carrying amount and the amount management expects to receive. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loss on loans. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan, including an impaired loan, is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. Subsequent interest is recorded as income.

       Borrowers are charged a fee to originate their loan, which is recognized as income over the related loan life, or when the loan is sold.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Securitizations - Certain loans are originated and sold to entities that, in turn, issue securities to investors backed by these assets. The Company retains the servicing rights and participates in cash flows from the retained equity positions and lower rated securities. The present value of the expected cash flows for each retained security, after payment of principal and interest to third-party bond or certificate holders, over the estimated cost of servicing is recorded at the time of sale as a retained interest. Retained interests in securitized assets are included in other investments. Accounting for the retained interests requires that the Company estimate their value using market trends and historical experience, expected prepayments and defaults. This information is considered, along with prevailing discount rates and the terms of the bonds and certificates, to arrive at current fair value amounts.

         Restricted   Cash  -  Restricted  cash  relates  to  cash  received  in
         connection  with  securitized   assets  that  are  subject  to  certain
         restrictions until released by the trustee.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts may exceed federally insured levels, however the company has not experienced any such losses.

         Investments - Investments classified as held to maturity securities are carried at amortized cost. Investments classified as available for sale securities are stated at fair market value. The market value adjustment is included in accumulated other comprehensive income.

         Derivative Financial Instruments - The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the value of its mortgage loans held for sale and the cash flows associated with a portion of its variable-rate debt. The Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), as amended, on January 1, 2001, which requires all derivative instruments to be recorded on the balance sheet at fair value. Changes in the value of derivatives associated with hedge transactions are recorded either in current earnings or in other comprehensive income depending on the type.

             Fair-value hedge transactions - When the Company hedges changes in the fair value of an asset or liability, the effective changes in the value of the derivative instrument are generally offset in the income statement by changes in the value of the hedged item.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


1.     Significant Accounting Policies - Continued:
       -------------------------------------------

             Cash-flow hedge transactions - When the Company hedges variability of cash flows related to a variable-rate asset or liability or a forecasted transaction, effective changes in the value of the derivative instrument are reported in other comprehensive income and subsequently recognized in operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item or forecasted transaction.

         The ineffective portion of all hedges are reflected in earnings.

         Effective January 1, 2001, the Company recorded a cumulative effect adjustment loss of $21.2 million to recognize the value of all derivative instruments that are designated as fair-value hedging instruments and an offsetting cumulative effect adjustment of $17.4 million to recognize the excess of the fair values of related hedged assets over the carrying value. In addition, effective January 1, 2001 a cumulative effect adjustment through stockholders' equity of $5.2 million was recorded to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments.

         During 2001, the Company determined that a forecasted debt issuance would not occur and also terminated a cash flow hedge upon repayment of the related debt. The termination of the hedges and the hedge accounting for the related derivative instruments resulted in an $8.0 million charge to the statement of operations.

         Loan Costs - Loan costs incurred in connection with the note payable, credit and mortgage warehouse facilities and bonds payable have been capitalized and are being amortized over the term of the related debt using the straight-line method which approximates the effective interest method. Loan costs are included in intangibles and other assets in the financial statements. As of December 31, 2001 and 2000, the Company had capitalized loan costs of $32.2 million and $28.0 million, respectively and recorded accumulated amortization of $13.0 million and $8.7 million, respectively.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Income Taxes - The Company has made an election to be taxed as a REIT for federal income tax purposes. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its taxable income and meets certain other requirements for qualifying as a REIT. Earnings and profits, which determine the taxability of dividends to stockholders, differ from reported net income as a result of differing treatment of items for financial reporting versus tax purposes, such as different lives and methods used to depreciate investment properties. Notwithstanding qualification as a REIT for tax purposes, the Company is subject to certain state taxes on its income and property.

         Effective January 1, 2001, the Company's subsidiary, CNL Franchise Network Corp. ("CNL-FNC"), elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, its operating Partnership, CNL-FN, is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. Certain activities reside within CNL-FNC that are therefore subject to federal income taxes.

         Earnings Per Share - Basic earnings per share are calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the reporting period. The Company's subsidiary, CNL-FN, has entered into a subordinated note payable with a conversion feature that allows one of the partners to convert the note into additional ownership of the subsidiary. For the years ended December 31, 2001 and 2000, the impact of this conversion feature was not dilutive.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Goodwill - Goodwill is recorded in intangibles and other assets and represents the excess of the purchase price and related costs over the fair value assigned to the net assets and liabilities of acquired operations. Goodwill is amortized on a straight-line basis using a 20-year life and relates to the following acquisitions:

             CNL Financial Services, Inc. and CNL Financial Corporation acquired on September 1, 1999 as more fully described in Note 1 -- $40.5 million.

             Bank of America franchise origination's group and CNL Financial Group, Inc.'s advisory services operations- acquired as part of the formation of CNL-FN in June 2000 as more fully described above -- $13.2 million and $2.6 million, respectively.

         For the years ended December 31, 2001 and 2000, accumulated amortization related to goodwill is $4.9 million and $1.8 million, respectively, and $3.1 million and $1.8 million, respectively, is recorded as amortization expense.

         Subsequent to December 31, 2001, the Company will cease amortizing goodwill as required by FAS 142. This standard requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the then recorded value of goodwill and certain intangibles is more than its fair value.

         The Company expects the adoption of this standard to result in decreased amortization of goodwill and is currently unaware of any impairment in its recorded value.

         Consolidated Statement of Cash Flows - Supplemental Disclosure - Effective May 11, 2001, the Company reclassified $60.9 million from mortgage loans held for sale as investments in mortgage, equipment and other notes receivable.

         From time to time, certain properties classified as long-term investments may be subsequently re-designated to held for sale classification. The Company re-designated 93 properties with a net book value of $115.7 million during 2001.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         During the year ended December 31, 1999, the Company issued 3,800,000 shares of common stock for $76 million to acquire the net assets of CNL Fund Advisors, Inc. and its subsidiary. During the year ended December 31, 1999, the Company also issued 2,350,000 shares of common stock for $47 million to acquire the net assets of CNL Financial Services, Inc. and CNL Financial Corporation and its subsidiaries.

         During the year ended December 31, 2000, the Company formed CNL Franchise Network, LP ("CNL-FN"). CNL-FN issued partnership interests to Bank of America and CNL Financial Group, Inc. in exchange for the following:

             Bank of America contributed $14.3 million for the operations of its franchise finance business which was recorded as goodwill.

             CNL Financial Group, Inc. contributed its merger, acquisition and advisory services group consisting of the following:

                                                                (In Thousands)
                      Cash                                            $    40
                      Receivables                                          25
                      Due from related parties                            409
                      Other assets                                        363
                      Goodwill                                          2,725
                                                               --------------

                      Total Assets                                      3,562
                                                               --------------

                      Accounts payable and accrued expenses               123
                      Due to related parties                               40
                      Other payables                                      199
                                                               --------------

                      Total liabilities                                   362
                                                               --------------

                      Net equity                                     $  3,200
                                                               ==============


         In October 2000, a trust liquidated and distributed $170.3 million in mortgage loans and $139.5 million in related mortgage warehouse debt facilities to satisfy the Company's investment.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Other New Accounting Standards - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 is required in fiscal year 2002 and is not expected to impact the carrying value of the Company's long-lived assets upon adoption.

2.       Real Estate Investment Properties:
         ---------------------------------

         Real estate investment properties consist of the following at December 31:

                                                       (In Thousands)
                                                  2001             2000
                                                ---------       ----------
           Land                                $  328,327       $  381,351
           Buildings                              356,845          418,659
           Equipment                                2,143            2,346
                                               ----------       ----------
                                                  687,315          802,356
           Less accumulated depreciation          (36,813)         (24,922)
                                               ----------       ----------
                                                  650,502          777,434
           Construction in progress                 1,716            8,170
                                               ----------       ----------

                                               $  652,218       $  785,604
                                               ==========       ==========

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


2.       Real Estate Investment Properties - Continued:
         ---------------------------------------------

         During 2001 and 2000, the Company sold several properties that were subject to operating leases and received net proceeds of $11.2 million and $12.2 million, respectively, and recorded losses of $1.0 million and $0.7 million, respectively.

         In 2001 and 2000, the Company's real estate segment recorded provisions for impairment of $20.9 million and $1.7 million, respectively. The tenants of these properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying value to the estimated net realizable values of the properties based on discounted cash flows of sale or re-lease terms.

         Substantially all property leases have initial terms of 13 to 25 years (most expiring between 2006 and 2024) and provide for scheduled rent increases, and in some cases, contingent rent. The leases generally allow the tenant to purchase the property at the greater of the Company's purchase price plus a specified percentage or fair market value at specified times. Fixed and determinable lease revenues are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2001, 2000 and 1999, the Company recognized $6.9 million, $9.4 million and $5.1 million, respectively, of such accrued rental income.

         Future  minimum   contractual  lease  payments  to  be  received  under
         noncancellable operating leases at December 31, 2001 (In Thousands) are as follows:

                     2002                               $    61,646
                     2003                                    62,718
                     2004                                    64,473
                     2005                                    65,467
                     2006                                    65,194
                     Thereafter                             666,522
                                                        -----------

                                                        $   986,020
                                                        ===========

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The components of net investment in direct financing leases at December 31 follows:

                                                        2001             2000
                                                     ----------      ----------
                                                           (In Thousands)
              Minimum lease payments
                  receivable                         $  280,553      $  348,616
              Estimated residual values                  28,538          37,949
              Interest receivable from
                  secured equipment leases                   26              63
              Less unearned income                     (172,013)       (217,406)
                                                     ----------      ----------
              Net investment in direct
                  financing leases                   $  137,104      $  169,222
                                                     ==========      ==========

         The  following  is a schedule of future  minimum  lease  payments to be
         received  on  direct   financing   leases  at  December  31,  2001  (In
         Thousands):

                           2002                          $    17,284
                           2003                               17,423
                           2004                               17,288
                           2005                               17,225
                           2006                               17,069
                           Thereafter                        194,264
                                                         -----------

                                                         $   280,553
                                                         ===========

         The Company's real estate segment recorded provisions for losses on direct financing leases totaling $6.3 million and $0.9 million, respectively, during the years ended December 31, 2001 and 2000 respectively. The tenants of these properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying values of the direct financing leases to their estimated net realizable values based on discounted cash flows of sale or re-lease terms.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


4.       Real Estate Held for Sale:
         --------------------------

         Real estate held for sale consist of the following at December 31, 2001:

                                                            (In Thousands)

              Land and buildings                              $  171,564


5.       Mortgage Loans Held for Sale:
         ----------------------------

         Mortgage loans held for sale are wholly or partially collateralized by first mortgages on land and/or buildings of franchised restaurant businesses and consist of approximately $300.2 million in fixed-rate loans and approximately $6.7 million in variable-rate loans at December 31, 2001. The fixed-rate loans carry a weighted average interest rate of 9.59 percent and the variable-rate loans carry interest rates that adjust monthly based on fluctuations in 30-day LIBOR (averaging 8.43 percent throughout 2001). The mortgage loans are due in monthly installments with maturity dates ranging from 2002 to 2021. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or include prepayment penalties.

         Mortgage loans held for sale at December 31 consist of the following:

                                                    2001           2000
                                                 ---------      ---------
                                                     (In Thousands)

              Outstanding principal         $    306,887     $   400,952
              Accrued interest income              2,059           3,049
              Deferred financing income           (1,640)         (2,274)
              Valuation adjustment                 8,529          (7,406)
                                            --------------   ------------
                                            $    315,835     $   394,321
                                            ==============   ============


         The valuation adjustment at December 31, 2001 reflects the increase in current value over historical cost of $15.8 million, net of an estimated $7.3 million decline in value associated with borrower delinquencies.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


6.       Mortgage, Equipment and Other Notes Receivable:
         ----------------------------------------------

         Mortgage, equipment and other notes receivable consist of the following at December 31:

                                                        2001           2000
                                                    -----------    ---------
                                                         (In Thousands)

          Outstanding principal                    $  132,519     $  71,545
          Accrued interest income                         694         3,632
          Deferred financing income                      (893)          (86)
          Unamortized loan costs/premiums               1,273           788
          Allowance for uncollectible notes           (29,631)       (3,108)
                                                  ------------    -----------
                                                   $  103,962     $  72,771
                                                  ============    ===========

         Approximately $87.5 million and $24.7 million of the outstanding principal balance as of December 31, 2001 and 2000, respectively, is secured by mortgages. The remaining principal is secured by equipment and other collateral. As of December 31, 2001 and 2000, approximately $40 million and $13.6 million in notes receivable were considered impaired and approximately $38.5 million and $3.9 million were on non-accrual status with regard to recognition of interest. The Company recognized $1.0 million and $0.2 million of interest income as of December 31, 2001 and 2000, respectively, on impaired loans.

         Changes in the allowance for loan losses for 2001 and 2000 are summarized as follows (In Thousands):

                                                            2001           2000
                                                        ---------    -----------

          Balance at beginning of year                 $   3,108      $   1,949
          Provision for loan losses                       28,200          1,804
          Recoveries on loans previously charged off          --             --
          Loans charged off                               (1,677)          (645)
                                                       -----------   -----------
          Balance at end of year                       $  29,631      $   3,108
                                                      ============    ==========

         Management believes the net carrying value of the notes approximates fair value based on current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


7.       Other Investments:
         -----------------

         In August 1998, the Company acquired an investment in certain franchise loan certificates (the "1998 Certificates") issued in connection with a mortgage loan securitization transaction sponsored by CNL Financial Corporation, which was an affiliate prior to its acquisition by the Company in 1999 (see Note 1). Certain of the 1998 Certificates bear interest at an 8.4 percent pass through rate per annum and the remainder bear interest at adjustable pass through rates which generated an effective yield of 8.74 percent in 2001. At December 31, 2001 the carrying value of this investment was $16.0 million and the fair market value of the 1998 Certificates was $10.3 million. The difference between the carrying value and fair value is the result of using a higher discount rate at December 31, 2001 to determine fair value as compared to the rate used to price the initial investment.

         In connection with the merger on September 1, 1999 of the Company and CNL Restaurant Financial Services Group (see Note 1), the Company acquired investments in an interest-only certificate and other residual interests with a fair market value of $5.2 million. The interest only certificate and the other residual interests are classified as available for sale and are carried at fair market value based on estimated discounted cash flows. The accumulated unrealized gain at December 31, 2001 was $ 1.1 million.

         In August 1999, the Company created and retained a residual interest in a $500 million loan sale facility syndicated with two third parties. This facility permitted the Company to sell loans on a regular basis to a trust. As of December 31, 1999, the Company had sold $300 million in loans to the trust. In October of 2000, the trust liquidated and the Company received mortgage loans net of related debt of approximately $31 million and recorded a loss of approximately $3.1 million on liquidation of the residual interest.

         Certain mortgage loans were securitized in November 1999 and franchise loan trust certificates were sold to investors. The securitization resulted in a loss of approximately $1 million. The Company retained certain subordinated investment securities ("the 1999 Certificates"). The 1999 Certificates totaling $21.1 million at December 31, 1999 were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained interests based on their relative fair values. Approximately $7.7 million of the 1999 Certificates were classified as available for sale and were sold in April 2000. The remaining balance of approximately $13.4 million are classified as held to maturity. As of December 31, 2001, an other than temporary impairment of approximately $2.3 million on the residual value of the investment has been recognized.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


7.       Other Investments - Continued:
         -----------------------------

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

         o prevailing market discount rates at the time of securitization generally ranging from 8.36 percent to 65.1 percent; and

         o weighted average lives ranging from 6.17 to 17.81 years on the certificated traunches.

         Subsequently, the values of the retained securities are measured using updated prepayment and CDR assumptions with adjustments to prevailing market discount rates based on consultations with investment bankers.

         The following table shows the effects on an individual key assumption under two negative scenarios. Prepayment assumptions, after consideration of yield maintenance and lockout, would not have a further material impact on these scenarios.

                                                                1998-1                   1999-1
                                                             Certificates             Certificates
                                                           ($ in millions)         ($ in millions)
                                                          ------------------       -----------------

         Fair value of retained interests                        $15.6                   $12.9

         Weighted-average life (in years) of
             certificated traunches.                              11.4                    15.1

         Residual cash flows discount rate (annual)

         Impact on fair value of 100 bp adverse change           $(0.7)                  $(0.7)
         Impact on fair value of 200 bp adverse change           $(1.3)                  $(1.3)

         Expected Credit Losses (annual rate)

         Impact on fair value of 2% adverse change               $(3.0)                  $(1.0)
         Impact on fair value of 3% adverse change               $(4.6)                  $(1.4)


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


7.       Other Investments - Continued:
         -----------------------------

         These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a percentage variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

         The following table represents the securitized portfolio and all managed loans as of December 31 (In Thousands):

                                                                                              Principal Amount > 60 Days
                                                             Total Principal Amount                    Past Due
                                                        ---------------------------------    ------------------------------
                        Type of Loan                        2001               2000              2001             2000
         -------------------------------------------    --------------    ---------------    -------------    -------------
                                                               (In Thousands)                     (In Thousands)

         Mortgage loans                                      $ 870,953     $     940,136        $ 38,757         $  8,209
         Equipment and other loans                              44,993            46,871          31,164           41,314
                                                      ---------------- -----------------  ---------------   --------------

         Total loans managed or
              securitized                                      915,946           987,007          69,921           49,523

         Less:
              Loans securitized                               (475,904)         (512,154)        (10,139)              --
              Loans held for sale or
                  securitization                              (307,523)         (403,308)        (18,617)          (1,162)
                                                      ---------------- -----------------  ---------------   --------------

         Loans held in portfolio (Note 6)                    $ 132,519        $   71,545        $ 41,165         $ 48,361
                                                      ================ =================  ===============   ==============

         The Company had net charge-offs during the years ended December 31, 2001 and 2000 of $3.4 million and $0, respectively.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


7.       Other Investments - Continued:
         -----------------------------

         The following table summarizes cash flows received from and paid to securitization trusts for the years ended December 31 (In Thousands):

                                                      2001        2000
                                                  ---------    ---------

          Servicing fees received                 $   1,730    $   1,826
          Other cash flows received on
              retained interests                      8,517        7,557
          Servicing advances                          5,746           66
          Repayments of servicing advances            3,796           --

8.       Borrowings:
         ----------

         Borrowings consist of the following at December 31 (In Thousands):

                                                                 2001                            2000
                                                     -----------------------------  -------------------------------
                                                         Amount      Average Rate          Amount      Average Rate
                                                     -----------------------------  -------------------------------

           Revolver                                  $   10,000           6.55%     $      80,000          8.80%
           Note Payable                                  48,731           6.98%            85,617          6.98%
           Mortgage Warehouse Facilities                430,169           5.13%           463,765          7.98%
           Subordinated Note Payable                     43,750           8.50%            34,000          8.50%
           Series 2000-A Bonds Payable                  270,392           7.88%           278,484          7.88%
           Series 2001-4 Bonds Payable                   40,311           8.90%                 -               -
           Series 2001 Bonds Payable                    130,362           2.82%                 -               -
                                                     ------------                   --------------

                                                     $   973,715                    $      941,866
                                                     ============                   ==============


         CNL-RP has a $10.0 million unsecured credit facility (the "Liquidity Facility"). The facility is for a term of one year and contains an option to extend the facility subject to renewal of the warehouse credit facility maintained by CNL-FN.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


8.       Borrowings - Continued:
         ----------------------

         In October 2001, the Company entered into a two-year unsecured $30.0 million revolving credit facility (the "Revolver"). Interest on advances under the Revolver accrue at LIBOR plus 225 basis points. The Revolver includes financial covenants that provide for the maintenance of certain financial ratios. As of December 31, 2001, the Revolver had an outstanding balance of $10.0 million.

         The Company entered into a note payable in 1999 in the amount of $147.0 million. During 2001 and 2000, the Company applied proceeds received from the issuance of bonds to pay down the note. Borrowings under the note bear interest at the rate of the lender's commercial paper plus 56 basis points per annum. As of December 31, 2001, the interest rate was
         6.98 percent. The note is collateralized by mortgages on properties and matures in February 2003. The note includes financial covenants that provide for the maintenance of certain financial ratios.

         CNL-FN maintains mortgage warehouse facilities with a total borrowing capacity of $525.0 million that bear interest at LIBOR plus a weighted average of 94 basis points per annum. In connection with entering into the Revolver in October 2001, the Company agreed to reduce the borrowing capacity by $50.0 million by April 1, 2002. In addition, the Company entered into a guarantee related to removal or disposition of approximately $187.0 million of loans. The guarantee is reduced pro-rata as loans are removed. If any amounts are still outstanding relating to these loans in October 2002, the Company will be required to remit the $15.0 million net of any pro rata reductions so achieved.

         In June 2000, CNL-FN entered into a $43.75 million senior subordinated note payable. The principal balance together with unpaid interest is due in full in 2007. In October 2001, the Company agreed to a $15.0 guarantee for a portion of the subordinated note. The guarantee has provisions for its reduction tied to achievement of earnings targets, full availability of the facility and removal of the targeted amount of loans from the mortgage warehouse facility. The Company also amended the note to permit prepayments. If any of the targets are not met by October 13, 2002, the lender will have a one-month option to convert exactly 80 percent of the guarantee to a preferred security of CNL-APF Partners, LP with terms substantially equivalent to the subordinated note. As part of the agreement, Bank of America agreed to reduce their potential ownership percentage in CNL Franchise Network, LP from 29.12 percent to 22.28 percent.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


8.       Borrowings - Continued:
         ----------------------

         In August of 2000, the Company issued triple net lease mortgage bonds, Series 2000-A. Collateral for the bonds consist of 257 commercial real estate properties operated as restaurants leased to tenants, with a carrying value of $332.5 million at December 31, 2001. It is anticipated that the $103.7 million of the bonds will have a final payment date in August 2009 and the remainder will have a final payment date in April 2017. The bond indenture provides for an optional redemption at their remaining principal balance when remaining rents due under the leases that serve as collateral are less than ten percent of the aggregate initial rents due under the leases.

         In May 2001, the Company issued Asset Backed Bonds, Series 2001-4. The proceeds of $42.1 million were applied to pay down short-term debt. The Company applied 63 mortgage loans as collateral for the bonds which had a carrying value of approximately $60.3 million as of December 31,
         2001. The offering resulted in an initial weighted average life of approximately 7.8 years and a rate of interest of approximately 8.90 percent per annum. The bond indenture requires monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture also provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than 15 percent of the aggregate amounts due under the loans at the time of issuance.

         In October 2001, the Company issued $131.0 million in Triple Net Lease Mortgage Bonds, Series 2001. Collateral for the bonds consist of 119 commercial real estate properties operated as restaurant units which have a carrying value of approximately $181.2 million as of December 31, 2001. The bonds are scheduled to amortize over a 15-year period, but mature in five years. Interest is payable monthly at LIBOR plus 48 basis points. The Company incurred $5.1 million in bond issuance costs, which is being amortized over five years, and entered into an interest rate cap agreement with a strike rate of 4.5 percent to protect against future increases in LIBOR. The proceeds were used to pay off the Company's previous $125.0 million credit facility and approximately $44.8 million was applied to pay down the Company's secured credit facility.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


8.       Borrowings - Continued:
         ----------------------

         The following schedule of maturities on outstanding indebtedness assumes that loan repayments are made on the mortgage warehouse facilities in accordance with loan amortization schedules with corresponding lender extensions of the facilities and that bonds payable amortize in accordance with estimated payment amounts.

                                                 (In Thousands)
                     2002                         $    33,942
                     2003                              72,563
                     2004                              42,327
                     2005                              30,180
                     2006                              32,327
                     Thereafter                       762,376
                                                  ------------

                                                  $   973,715
                                                  ============

         In the event the mortgage warehouse lenders do not grant extensions, outstanding indebtdness of approximately $251.8 million and $178.4 million will be due in October 2002 and March 2003, respectively.

9.       Income Tax:
         ----------

         For income tax purposes the Company's TRS treats loan valuation adjustments, loss reserves, loan fees, depreciation, and other items different from the treatment of these items for financial reporting purposes. In the aggregate, the Company's TRS has an excess of available future deductible items over future taxable items and as such may benefit from these items when the taxable subsidiaries produce a greater level of taxable income. At present, the Company has not recorded this potential future benefit because the subsidiaries involved do not have sufficient historical earnings on which to base a potential future benefit.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


9.       Income Tax - Continued:
         ----------------------

         The consolidated provision for federal income taxes is composed of the following estimates for the year ending December 31, 2001 of the Company's TRS (In Thousands):

                                                               Federal Tax
                                                              ---------------

             Expected tax at US statutory rate                $           136
             Adjustments arising from:
                    Non-deductible goodwill amortization                  902
                    Hedge and loan valuation related items                203
                    Unconsolidated affiliates                          (1,228)
                    Loan origination fees                                (117)
                    Other                                                 (79)
             Valuation allowances                                         183
                                                              ---------------
             Provision (benefit) for income taxes             $            --
                                                              ===============

         Through December 31, 2000, the Taxable REIT Subsidiary had not been subject to federal income tax. The components of the net deferred tax asset as of December 31, 2001 are as follows:

                                                                     (In Thousands)
             Deferred tax asset:
                    Hedge and loan valuation related differences       $   5,266
                    Loan origination fees                                    535
                    Net operating losses                                     183
                    Other                                                  1,000
                                                                       ---------
                    Total                                                  6,984
             Valuation allowance                                          (6,984)
                                                                       ---------
                          Net recorded deferred tax asset              $      --
                                                                       =========

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


10.      Distributions:
         -------------

         For the years ended December 31, 2001, 2000 and 1999, approximately 20 percent, 40 percent and 97 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 80 percent, 60 percent and three percent, respectively, were considered a return of capital for federal income tax purposes. Distributions were funded through cash from operations, borrowings on the Company's credit facility, stock purchases by an affiliate and a loan from an affiliate, subsequently converted to equity.


11.      Related Party Transactions:

         The   following   summarizes   the  more   significant   related  party
         transactions with affiliated entities:

                                                                For the year ending
                                                                     December 31:
                                                         -------------------------------
         Amounts received (paid) in thousands              2001      2000           1999
                                                         -------    -------     --------

         Services purchased from affiliates (1)          $(4,564)   $(4,492)    $(12,432)

         Rent to affiliates for office space (2)          (1,007)      (888)        (835)

         Servicing fees from affiliates (3)                3,656      1,560          ---

         Interest income from an affiliated joint
            venture (4)                                    2,024        150          ---

         Sale (purchase) of properties from an
            affiliate (5)                                 13,430        ---      (39,700)

         Affiliate advances to Company for note (6)        2,700        ---          ---

         Affiliate purchase of stock (7)                   9,700        ---          ---

         Affiliate purchase of equipment leases (8)        1,100        ---          ---


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


11.      Related Party Transactions - Continued:
         --------------------------------------

         (1) Services purchased from affiliates include human resources, tax planning and compliance, computer systems support, investor relations and other services including property and acquisition management services prior to September 1999.

         (2) Future commitments due under the operating lease are as follows (In Thousands):

                     2002                             $    1,043
                     2003                                  1,074
                     2004                                  1,106
                     2005                                  1,139
                     2006                                  1,173
                     Thereafter                           10,496
                                                      ----------

                                                      $   16,031
                                                      ==========

         (3) Property management and other administrative services provided to affiliates investing in restaurant net lease properties and loans.

         (4) Interest income ranging from 9.1 to 9.2 percent received from loans made to an affiliated joint venture. The outstanding loan balance at December 31, 2001 and 2000 was $16.7 million and $6.9 million, respectively, earning interest.

         (5) The Company sold 11 properties to affiliates during 2001. During 1999, over 40 properties were acquired by the Company from an affiliate.

         (6) Amounts borrowed from affiliates in the form of demand promissory notes that bear interest at LIBOR plus 2.5 percent.

         (7) Amounts borrowed from affiliates  similar to the terms described in
             (6) above, that were subsequently extinguished through the issuance of 579,722 shares of Company stock.

         (8) Proceeds received from an affiliate for the purchase of collection rights of the current and future cash flows of three equipment leases, for which no gain or loss was recognized.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


11.      Related Party Transactions - Continued:
         --------------------------------------

         In February 2002, the Company approved the purchase of a five percent limited partner ownership in an affiliate owning the building in which the Company occupies space. The purchase price is comprised of a payment of $150,000 and assumption of a $1.3 million guarantee.

         During the year ended December 31, 2001, an affiliate advanced approximately $5.8 million to Phoenix Restaurant Group, Inc. and its subsidiaries (collectively referred to as `PRG"), a tenant and borrower of the Company. PRG used these proceeds to pay outstanding obligations, including obligations to the Company.

12.      Concentration of Credit Risk:

         No individual lessee or borrower, or affiliated groups of lessees or borrowers or restaurant chains represented more than ten percent of the Company's revenues during the years ended December 31, 2001, 2000 or 1999.

         Although the Company's properties are geographically diverse throughout the United States and lessees and borrowers operate a variety of restaurant concepts, 15 restaurant chains constitute 70 percent of the Company's properties. Failure of any one of these restaurant chains or any significant lessees or borrowers could significantly impact results of operations if the Company is not able to timely protect its interest.

         Cash accounts and other liquid investments maintained on behalf of the Company at commercial banks may exceed federally insured levels; however, the Company has not experienced any losses in such accounts.

13.      Segment Information:
         -------------------

         In June 1, 2000, the Company created separate legal entities to operate and measure two distinct lines of business. CNL-APF Partners LP is a real estate company that oversees real estate, mortgage and equipment loans generally until maturity. CNL Franchise Network, LP is a specialty finance company focused on originating sale-leaseback and debt financing with the intent to sell or securitize these assets generally within a year.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


13.      Segment Information - Continued:
         -------------------------------

         The following tables summarize the results for the years 2001 and 2000 for the portfolio management and specialty finance segments (In Thousands):

                                                                 Year Ended December 31, 2001
                                                     -----------------------------------------------------
                                                                                              Consolidated
                                                                    Specialty                    Totals
                                                      Real Estate    Finance   Eliminations   Year Ended
                                                     ------------   ---------  ------------   ------------

          Revenues                                   $     98,537   $ 168,317  $    (2,039)    $   264,815
                                                     ------------   ---------  ------------   ------------

          Cost of real estate sold                             --      97,587            --         97,587
          General operating and
               administrative expenses                      8,994      22,595        (1,201)        30,388
          Property expenses and state and
               other taxes                                  3,707         176            --          3,883
          Interest expense                                 38,566      30,739          (763)        68,542
          Depreciation and amortization                    14,127       7,145           (75)        21,197
          Provision for losses on assets                   26,906         268            --         27,174
          Loss on sale of assets                            1,116          21            --          1,137
          Loss on investment in securities                     --         122            --            122
          Cumulative effect of accounting
               change                                          --       3,841            --          3,841
          Loss on termination of cash flow
               hedge                                        1,643       6,417            --          8,060
          Provision for loan losses                        28,200          --            --         28,200
          Minority interest and equity
               earnings                                       132        (996)           --           (864)
                                                     ------------   ---------  ------------   ------------
                                                          123,391     167,915        (2,039)       289,267
                                                     ------------   ---------  ------------   ------------


          Net earnings/(loss)                        $    (24,854)  $     402  $         --   $    (24,452)
                                                     ============   =========  =============  ============

          Assets at December 31, 2001                $    916,473   $ 642,641  $         --   $  1,559,114
          Investments accounted for under
               the equity method at
               December 31, 2001                            1,058         N/A           N/A          1,058
          Additions to long-lived assets:
               Real estate                                  3,769      22,283            --         26,052

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


13.      Segment Information - Continued (In Thousands):
         ----------------------------------------------

                                                                      June - December 2000
                                                                 --------------------------------

                                                                                                    Consolidated
                                                     January 1 -                     Specialty       Totals
                                                    May 31, 2000     Real Estate      Finance        Year Ended
                                                  --------------   -------------  ------------    ---------------

         Revenues                                 $      40,733     $     61,016  $     14,884    $       116,633
                                                  --------------   -------------  ------------    ---------------
         General operating and
              administrative expenses                     7,249            6,400        11,297             24,946
         Property expenses and state
              and other taxes                               603            3,188            --              3,791
         Interest expense                                15,178           20,854        11,580             47,612
         Depreciation and amortization                    5,555            8,380         3,779             17,714
         Transaction cost                                 1,440            8,174           701             10,315
         Provision for Losses on assets                      67            2,509            --              2,576
         (Gain) loss on sale of assets                      (26)             747            --                721
         Loss on investment in
              securities                                     --               --         5,348              5,348
         Provision for loan losses                        1,804               --            --              1,804
         Minority interest and equity
              earnings                                       21               29        (1,171)            (1,121)
                                                  --------------   -------------  ------------    ----------------
                                                         31,891           50,281        31,534            113,706
                                                  --------------   -------------  ------------    ----------------

         Net earnings/(loss)                      $       8,842     $     10,735  $    (16,650)   $         2,927
                                                  ==============   =============  ============    ================

         Assets at December 31, 2000                        N/A     $    990,840      $608,663        $ 1,599,503
         Investments accounted for
              under the equity method at
              December 31, 2000                             N/A            1,067           N/A              1,067
         Additions to long-lived assets:
              Real estate                                50,581           15,792       109,897            176,270


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


14.      Commitments and Contingencies:

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants. These commitments, including development agreements, if accepted by the potential borrowers, obligate the Company to provide funding. The accepted and unfunded commitment totaled approximately $19.4 million at December 31, 2001, of which $5.8 million has been scheduled for closing.

15.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each fiscal quarter during the years ended December 31, 2001 and 2000 (In Thousands, except for per share data):

               2001 Quarter               First       Second      Third      Fourth        Year
         --------------------------     --------     --------    --------   ---------    ---------

         Revenue                        $ 46,920     $ 41,270    $ 39,199   $ 137,426 *  $ 264,815
         Earnings/(loss)
            before cumulative
            effect of
            accounting change             12,015        5,195     (27,644)    (10,177)     (20,611)
         Cumulative effect of
            accounting change             (3,841)          --          --         --        (3,841)
         Net earnings/(loss)               8,174        5,195     (27,644)    (10,177)     (24,452)
         Earnings/(loss) per
            share (Basic
            and Diluted)                    0.19         0.12       (0.64)      (0.23)       (0.56)

                2000 Quarter               First       Second      Third       Fourth       Year
         --------------------------     --------     --------    --------   ---------    ---------

         Revenue                        $ 26,512     $ 25,874    $ 27,988   $  36,259    $ 116,633
         Net earnings/(loss)               7,379          655       3,576      (8,683)       2,927
         Earnings/(loss) per
         share (Basic
            and Diluted)                    0.17         0.02        0.08       (0.20)        0.07


         * Reflects a reclassification to present revenue from sale of real estate at gross rather than net.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

Item 11.   Executive Compensation

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

Item 13.   Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Consolidated Financial Statements

                  Report of Independent Certified Public Accountants.

                  Consolidated Balance Sheets at December 31, 2001 and 2000.

                  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated    Statements   of   Stockholders'   Equity   and
                  Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

                  Notes to Consolidated Financial Statements.

         2.  Financial Statement Schedules

                  Schedule II - Vauation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999.

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001.

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2001.

                  Schedule IV - Mortgage Loans on Real Estate at December 31, 2001.

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

                  10.4 First Amendment to Amended and Restated Credit Agreement dated as of December 31, 1999 between CNL APF Partners, LP and First Union National Bank, as Agent (included as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

                  10.5 Franchise Receivable Funding and servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (included as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

                  10.6 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (included as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

                  10.19 Employment Agreement by and between Michael Wood and the Registrant, dated August 31, 1999 (included as
                           Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.20 Employment Agreement by and between Brent Heaton and the Registrant, dated September 29, 1999 (included as
                           Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.21 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Curtis McWilliams (included as Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended March 31, 2001). The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1, 1999), John Walker (dated November 3,
                           1999), Barry Goff (dated November 1, 1999), and Brent Heaton (dated November 3, 1999).

                  10.22 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Robert Chapin (included as Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended March 31, 2001). The following persons have signed a substantially identical Addendum relating to their respective employment agreements: Howard Singer (dated November 1, 1999), Michael Wood (dated November 8, 1999) and Timothy Neville (dated November 24, 1999).

                  10.23 Second Addendum to Employment Agreement dated as of June 16, 2000, between the Registrant and Curtis McWilliams (included as Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2001). The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements: Howard Singer (dated June 19, 2000), Robert Chapin (dated June 20,
                           2000) and Brent Heaton (dated October 30, 2000).

                  10.24 Second Addendum to Employment Agreement dated as of August 20, 2000, between the Registrant and Barry Goff (included as Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.25 Second Addendum to Employment Agreement dated as of September 1, 2000, between the Registrant and Steve Shackelford (included as Exhibit 10.25 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.26 Second Addendum to Employment Agreement dated as of 2000, between the Registrant and Timothy Neville (included as Exhibit 10.26 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.27 Second Addendum to Employment Agreement dated as of October 24, 2000, between the Registrant and Michael Wood (included as Exhibit 10.27 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.28 Second Addendum to Employment Agreement dated as of October 25, 2000, between the Registrant and John Walker (included as Exhibit 10.28 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.29 Amended and Restated Master Purchase Agreement dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (filed herewith).

                  10.30 Third Amended and Restated Side Letter dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (filed herewith).


                  21       Subsidiaries of the Registrant (filed herewith).

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

                                             CNL AMERICAN PROPERTIES FUND, INC.

                                                             By:

                                             /s/ JAMES M. SENEFF, JR.
                                             -----------------------------------
                                             James M. Seneff, Jr.
                                             co-Chief Executive Officer


                                             /s/ CURTIS B. McWILLIAMS
                                             -----------------------------------
                                             Curtis B. McWilliams
                                             co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 Signature                   Title                                Date


/s/ JAMES M. SENEFF, JR.       Director, Chairman of the Board and            March 28, 2002
--------------------------
James M. Seneff, Jr.           co-Chief Executive Officer
                               (Principal Executive Officer)


/s/ CURTIS B. McWILLIAMS       co-Chief Executive Officer                     March 28, 2002
--------------------------
Curtis B. McWilliams           (Principal Executive Officer)



/s/ STEVEN D. SHACKELFORD      Executive Vice President,                      March 28, 2002
--------------------------
Steven D. Shackelford          Chief Financial Officer, Secretary and
                               Treasurer (Principal Financial and
                               Accounting Officer)

/s/ ROBERT A. BOURNE           Director                                       March 28, 2002
--------------------------
Robert A. Bourne



/s/ G. RICHARD HOSTETTER       Director                                       March 28, 2002
--------------------------
G. Richard Hostetter



/s/ J. JOSEPH KRUSE            Director                                       March 28, 2002
--------------------------
J. Joseph Kruse



/s/ RICHARD C. HUSEMAN         Director                                       March 28, 2002
--------------------------
Richard C. Huseman



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000 and 1999


                                                       Additions                        Deductions
                                               ----------------------------    -----------------------------

                                 Balance at     Charged       Charged to        Deemed                           Balance
                                  Beginning        to           Other          Uncollec-                          at End
    Year         Description       of Year      Costs and      Accounts          tible          Collected        of Year
                                                Expenses
   --------    ----------------  ------------  ------------  --------------    -----------     -------------  --------------

    1999       Allowance for
                   doubtful
                   accounts
               (a)                $2,056,815   $1,036,928     $3,057,049       $ 572,483        $   389,093     $  5,189,216
                                 ============  ============  ==============    ===========     =============  ==============


    2000       Allowance for
                   doubtful
                   accounts       $5,189,216   $1,678,144     $ 5,414,580  (b) $ 543,173  (c)   $ 1,069,187     $ 10,669,580
               (a)
                                 ============  ============  ==============    ===========     =============  ==============

    2001       Allowance for
                   doubtful
                   accounts       $10,669,580  $  452,276     $ 1,371,314      $2,557,461 (c)    $4,119,549      $ 5,816,160
               (a)
                                 ============  ============  ==============    ===========     =============  ==============


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



                                              CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARIES

                                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                  December 31, 2001




                                                          Costs                Gross Amount                                 Life on
                                                          Capitalized          at Which                                     Which
                                                          Subsequent to        Carried at                                 Deprecia-
                                        Initial Cost     Acquistion            Close of Period                              tion in
                                                                                                                            Latest
                                             Buildings                                           Accumu-   Date of          Income
                                             and                               Building          lated     Con-             State-
                        Impair- Emcum-       Improve   Improve- Carrying       and Improve-      Depreci-  struc-  Date     ment is
                        ment    brance Land  ments     ments    Costs    Land  ments       Total tion      tion    Acquired Computed


Properties the Company
has invested in Under
Operating Leases:

Applebee's Restaurants:
Antioch, Tennessee              (o)  609,696   770,331             - -       609,696   770,331 1,380,027  86,126    1991   8/98  (e)
Clarksville, Tennessee          (o)  556,070   983,010             - -       556,070   983,010 1,539,080 109,904    1995   8/98  (e)
Columbia, Tennessee             (o)  625,868   936,068             - -       625,868   936,068 1,561,936 104,656    1996   8/98  (e)
Cookeville, Tennessee           (o)  489,867 1,003,630             - -       89,867  1,003,630 1,493,497 112,209    1993   8/98  (e)
Hendersonville, Tennessee       (o)  549,651   966,628             - -       549,651   966,628 1,516,279 108,073    1994   8/98  (e)
Hermitage, Tennessee            (o)  735,272   827,474             - -       735,272   827,474 1,562,746  92,515    1992   8/98  (e)
Hopkinsville, Kentucky          (o)  390,058   943,019             - -       390,058   943,019 1,333,077 105,433    1997   8/98  (e)
Lebanon, Tennessee              (o)  568,168   925,046             - -       568,168   925,046 1,493,214 103,424    1998   8/98  (e)
Madison, Tennessee              (o)  740,165   835,996             - -       740,165   835,996 1,576,161  93,467    1995   8/98  (e)
Montclair, California                874,094                 880,494 -       874,094   880,494 1,754,588  93,807    1997  12/96  (e)
Moscow, Idaho                        537,410         -             - -       537,410        (g)  537,410      (h)   1999   8/99  (h)
Rockford, Illinois              (o)  603,828         -             - -       603,828        (g)  603,828      (h)   1996   1/99  (h)
Salem, Oregon                        778,321         -     1,153,535 -       778,321 1,153,535 1,931,856  85,376    1999  10/99  (e)

Arby's Restaurants:
Allen, Texas                    (o)  508,994         -             - -       508,994        (g)  508,994       (h)  1999  12/99  (h)
Arab, Alabama                   (o)  230,720   455,946             - -       230,720   455,946   686,666   53,301   1988   5/98  (e)
Atlanta, Georgia                (o)  648,459         -       655,353 -       648,459   655,353 1,303,812   47,469   1998   8/98  (e)
Auburndale, Florida             (o)  326,788   391,270             - -       326,788   391,270   718,058   38,439   1995   1/99  (e)
Avon, Indiana                   (o)  338,486   497,282             - -       338,486   497,282   835,768   88,337   1996   9/96  (e)
Bartow, Florida                 (o)  226,428   414,175             - -       226,428   414,175   640,603   19,558   1995   1/99  (e)
Brooksville, Florida            (o)  266,606   421,780             - -       266,606   421,780   688,386   19,917   1994   1/99  (e)
Brooksville, Florida            (o)  248,277   368,959             - -       248,277   368,959   617,235   17,423   1984   1/99  (e)
Canton, Georgia                 (o)  586,476         -       606,850 -       586,476   606,850 1,193,326   61,627   1998  12/98  (e)
Columbus, Ohio                  (o)  441,770         -       594,458 -       441,770   594,458 1,036,228   43,058   1998   7/98  (e)
Columbus, Ohio                  (o)  483,868         -       576,483 -       483,868   576,483 1,060,351   58,442   1999  12/98  (e)
Douglasville, Georgia           (o)  708,710         -       546,363 -       708,710   546,363 1,255,074   35,214   1999  12/99  (e)
Flower Mound, Texas             (o)  434,130         -       618,352 -       434,130   618,352 1,052,482   39,488   2000   1/00  (e)
Grand Rapids, Michigan          (o)  312,670         -             - -       312,670        (g)  312,670       (h)  1995   8/95  (h)
Greensboro, North Carolina      (o)  363,478   404,650             - -       363,478   404,650   768,128   59,519   1990   8/97  (e)
Greenville, North Carolina      (o)  277,986   490,143             - -       277,986   490,143   768,128   72,094   1995   8/97  (e)
Hudson, Florida                 (o)  270,539   488,818             - -       270,539   488,818   759,357   23,083   1993   1/99  (e)
Indianapolis, Indiana           (o)  439,935         -       677,335 -       439,935   677,335 1,117,269   48,937   2000  12/99  (e)
Jonesville, North Carolina      (o)  228,364   539,764             - -       228,364   539,764   768,128   79,393   1995   8/97  (e)
Kernersville, North Carolina    (o)  273,325   413,077             - -       273,325   413,077   686,402   60,759   1994   8/97  (e)
Kinston, North Carolina         (o)  268,545   485,160             - -       268,545   485,160   753,705   71,362   1995   8/97  (e)
Lakeland, Florida               (o)  235,996   452,008             - -       235,996   452,008   688,004   21,345   1990   1/99  (e)
Lawrenceville, Georgia          (o)  668,582         -       755,749 -       668,582   755,749 1,424,331   39,871   1999   6/00  (e)
Lexington, North Carolina       (o)  320,924   463,347             - -       320,924   463,347   784,271   69,438   1992   7/97  (e)
Myrtle Beach, South Carolina    (o)  421,481         -       633,406 -       421,481   633,406 1,054,887   49,853   1999   7/99  (e)
New Port Richey, Florida        (o)  242,777   398,029             - -       242,777   398,029   640,806   18,796   1992   1/99  (e)
Orange Park, Florida            (o)  463,047         -       592,539 -       463,047   592,539 1,055,586   44,579   1998   5/98  (e)
Plant City, Florida             (o)  196,251   443,976             - -       196,251   443,976   640,226   22,199   1991   1/99  (e)
Redford , Michigan              (o)  412,516         -       673,289 -       412,516   673,289 1,085,805   63,845   1998   1/99  (e)
Renton, Washington              (o)  583,115         -       778,732 -       583,115   778,732 1,361,847   41,100   1999   5/00  (e)
Tampa, Florida                  (o)  322,412   371,694             - -       322,412   371,694   694,106   36,516   1992   1/99  (e)
The Colony, Texas               (o)  504,327         -             - -       504,327        (g)  504,327       (h)  1999  12/99  (h)
Vancouver, Washington           (o)  733,180         -       665,895 -       733,180   665,895 1,399,075   61,953   1999   3/99  (e)
Walker, Michigan                (o)  498,403         -       701,467 -       498,403   701,467 1,199,871   52,610   1999   9/99  (e)
Whitehall, Ohio                 (o)  522,786         -       289,350 -       522,786   289,350   812,136   29,755   1998  12/98  (e)
Bakers Square Restaurants:
Alsip, Illinois                 (o)  449,010   728,259             - -       449,010   728,259 1,177,269   50,851   1978  10/99  (e)
Burbank, Illinois               (o)  679,830 1,041,258             - -       679,830 1,041,258 1,721,088   72,706   1987  10/99  (e)
Cherry Valley, Illinois         (o)  419,238   848,874             - -       419,238   848,874 1,268,112   59,273   1979  10/99  (e)
Coon Rapids, Minnesota          (o)  543,966 1,131,838             - -       543,966 1,131,838 1,675,804   79,031   1991  10/99  (e)
Deerfield, Illinois             (o)  573,069   468,307             - -       573,069   468,307 1,041,376   32,700   1980  10/99  (e)
Downers Grove, Illinois         (o)  537,805   778,410             - -       537,805   778,410 1,316,215   36,758   1978  10/99  (e)
Homewood, Illinois              (o)  601,418   760,181             - -       601,418   760,181 1,361,599   35,897   1978  10/99  (e)
LaGrange, Illinois              (o)  591,206   770,392             - -       591,206   770,392 1,361,599   36,380   1977  10/99  (e)
Lansing, Illinois               (o)  647,562   869,687             - -       647,562   869,687 1,517,248   60,726   1977  10/99  (e)
Mankato, Minnesota              (o)  488,663 1,141,844             - -       488,663 1,141,844 1,630,506   79,729   1992  10/99  (e)
Matteson, Illinois              (o)  664,403   852,845             - -       664,403   852,845 1,517,248   59,550   1970  10/99  (e)
Merrillville, Indiana           (o)  567,083 1,176,715             - -       567,083 1,176,715 1,743,798   82,164   1978  10/99  (e)
Palatine, Illinois              (o)  686,927   674,672             - -       686,927   674,672 1,361,599   31,860   1999  10/99  (e)
Palos Heights, Illinois         (o)  375,257   734,314             - -       375,257   734,314 1,109,571   51,273   1977  10/99  (e)
Saint Charles, Illinois         (o)  614,512   630,952             - -       614,512   630,952 1,245,464   44,056   1977  10/99  (e)
Westmont, Illinois              (o)  518,276   591,047             - -       518,276   591,047 1,109,323   41,270   1980  10/99  (e)
Willowbrook, Illinois           (o)  586,045   718,306             - -       586,045   718,306 1,304,351   50,156   1977  10/99  (e)

Bandana's Bar-B-Q Restaurants:
Arnold, Missouri            (m) (o)  373,239           -     873,481 -       373,239   873,481 1,246,720   70,272   1999   6/99  (e)
Collinsville, Illinois      (m) (o)  346,699     829,363           - -       346,699   829,363 1,176,062   77,570   1987   3/99  (e)
Columbia, Missouri          (m) (o)  501,566           -     920,312 -       501,566   920,312 1,421,878   30,428   1985   1/99  (e)
Crystal City, Missouri      (m)      273,460     875,101           - -       273,460   875,101 1,148,561   60,462   1999   8/99  (e)
Fenton, Missouri            (m)      624,303           -   1,026,766 -       624,303 1,026,766 1,651,068   88,695   1986   3/99  (e)

Bennigan's Restaurants:
Arvada, Colorado                (o)  714,194   1,302,733           - -       714,194 1,302,733 2,016,927  206,092   1997   4/97  (e)
Batavia, Illinois               (o)  944,185           -   1,529,062 -       944,185 1,529,062 2,473,247  101,937   2000   1/00  (e)
Bedford, Texas                  (o)  768,333           -           - -       768,333        (g)  768,333       (h)  1986   6/98  (h)
Canton, Ohio                    (o)1,433,543           -     835,463 -     1,433,543   835,463 2,269,006   41,773   2000   5/00  (e)
Clearwater, Florida             (o)  900,038           -           - -       900,038        (g)  900,038       (h)  1979   6/98  (h)
Colorado Springs, Colorado      (o)  794,255           -           - -       794,255        (g)  794,255       (h)  1979   6/98  (h)
Copley, Ohio                    (o)1,433,543           -     835,463 -     1,433,543   835,463 2,269,006   41,773   2000   5/00  (e)
Englewood, Colorado             (o)  665,141           -           - -       665,141        (g)  665,141       (h)  1984   6/98  (h)
Englewood, New Jersey           (o)1,460,179     901,042           - -     1,460,179   901,042 2,361,220  106,418   1982   6/98  (e)
Florham Park, New Jersey        (o)1,077,645           -           - -     1,077,645        (g)1,077,645       (h)  1983   6/98  (h)
Glenview, Illinois              (o)1,019,248           -   1,789,742 -     1,019,248 1,789,742 2,808,991   69,601   2000  11/00  (e)
Grapevine, Texas                (o)1,038,598           -   1,523,346 -     1,038,598 1,523,346 2,561,944  105,506   1999  11/99  (e)
Houston, Texas                  (o)  908,502           -           - -       908,502        (g)  908,502       (h)  1979   6/98  (h)
Jacksonville, Florida           (o)  779,387           -           - -       779,387        (g)  779,387       (h)  1983   6/98  (h)
Jacksonville, Florida           (o)  832,557           -           - -       832,557        (g)  832,557       (h)  1981   6/98  (h)
Lone Tree, Colorado             (o)1,075,230           -   1,502,305 -     1,075,230 1,502,305 2,577,535   79,270   1999   6/00  (e)
Mount Laurel, New Jersey        (o)1,305,939   1,030,685           - -     1,305,939 1,030,685 2,336,624  121,729   1982   6/98  (e)
North Richland Hills, Texas     (o)  886,048           -           - -       886,048        (g)  886,048       (h)  1979   6/98  (h)
Ocala, Florida                  (o)  693,453           -   1,072,916 -       693,453 1,072,916 1,766,369   80,469   1998  12/98  (e)
Oklahoma City, Oklahoma         (o)  756,750           -           - -       756,750        (g)  756,750       (h)  1986   6/98  (h)
Orlando, Florida                (o)1,585,461     874,143           - -     1,585,461   874,143 2,459,604  103,241   1978   6/98  (e)
Pensacola, Florida              (o)  692,093           -           - -       692,093        (g)  692,093       (h)  1983   6/98  (h)
Saint Louis Park, Minnesota     (o)  885,111           -           - -       885,111        (g)  885,111       (h)  1976   6/98  (h)
Tampa, Florida                  (o)  741,286           -           - -       741,286        (g)  741,286       (h)  1980   6/98  (h)
Woodridge, Illinois             (o)  789,680           -           - -       789,680        (g)  789,680       (h)  1987  12/98  (h)

Big Boy Restaurants:
Las Vegas, Nevada           (m)      656,263           -   1,312,746 -       656,263 1,312,746 1,969,009  109,825   1997   1/98  (e)
Mansfield, Ohio             (m)      366,776           -     778,584 -       366,776   778,584 1,145,360   73,829   1999   1/99  (e)
O'Fallon, Missouri          (m)      369,314           -     704,550 -       369,314   704,550 1,073,864   64,814   1984   2/99  (e)
Overland Park, Kansas       (m)      466,949           -     630,982 -       466,949   630,982 1,097,931   56,863   1984   4/99  (e)
Saint Clairsville, Ohio     (m)      437,383           -     770,447 -       437,383   770,447 1,207,830   74,424   1991   2/99  (e)

Black Angus Restaurants:
Dublin, California              (o)1,023,054           -   1,275,135 -     1,023,054 1,275,135 2,298,188   95,635   1999   9/99  (e)
Orem, Utah                      (o)  799,168           -   1,229,788 -       799,168 1,229,788 2,028,956   91,192   1999  10/99  (e)

Black-eyed Pea Restaurants:
Fort Worth, Texas           (m)      679,384           -    ,028,766 -       679,384 1,028,766 1,708,150   73,988   1999  11/99  (e)
Glendale, Arizona           (m)      744,764           -    ,082,896 -       744,764 1,082,896 1,827,660   97,245   1998   4/99  (e)
Grapevine, Texas            (m)      892,828           -    ,323,506 -       892,828 1,323,506 2,216,334   95,417   1999   9/99  (e)
Herndon, Virginia           (m)      362,141     989,635           - -       362,141   989,635 1,351,776  114,350   1996   7/98  (e)
Hillsboro, Texas                     404,881           -           - -       404,881        (g)  404,881       (h)  1996  10/97  (h)
Killeen, Texas              (m)      518,990           -    ,013,637 -       518,990 1,013,637 1,532,627   75,740   1999   9/99  (e)
McKinney, Texas             (m)      690,692           -    ,121,270 -       690,692 1,121,270 1,811,961   88,237   1999   7/99  (e)
Mesa, Arizona               (m)      784,939     863,063           - -       784,939   863,063 1,648,002    5,550   1994   9/97  (e)
Mesa, Arizona               (m)      821,177           -    ,050,746 -       821,177 1,050,746 1,871,923   78,378   1999  10/99  (e)
Norman, Oklahoma            (m)      568,489           -     958,822 -       568,489   958,822 1,527,311   87,023   1998   3/99  (e)

Boston Market Restaurants:
Atlanta, Georgia                 (o)   774,448         -     507,587 -       774,448   507,587 1,282,034   80,363   1997   4/97  (e)
Columbus, Ohio                   (o)   353,608   606,470           - -       353,608   606,470   960,078   78,245   1997   5/98  (e)
Gambrills, Maryland              (o)   667,992         -     661,776 -       667,992   661,776 1,329,768   97,423   1997   8/97  (e)
Glendale, Arizona                (o)   566,562   403,730           - -       566,562   403,730   970,292   53,416   1997   4/98  (e)
Indianapolis, Indiana            (o)   885,567         -     648,755 -       885,567   648,755 1,534,322   93,704   1997   9/97  (e)
Jessup, Maryland            (m)        631,336         -     675,111 -       631,336   675,111 1,306,447  101,261   1997   7/97  (e)
Lansing, Michigan                (o)   515,827         -     572,706 -       515,827   572,706 1,088,532   81,128   1997  10/97  (e)
Newport News, Virginia                 473,596   586,377           - -       473,596   586,377 1,059,974   87,951   1997   7/97  (e)
Riverdale, Maryland              (o)   526,092         -     504,483 -       526,092   504,483 1,030,575   71,464   1997  10/97  (e)
Waldorf, Maryland                (o)   651,867         -     775,634 -       651,867   775,634 1,427,501  116,338   1997   7/97  (e)
Warwick, Rhode Island            (o)   234,685   589,367           - -       234,685   589,367   824,052   77,830   1994   4/98  (e)

Burger King Restaurants:
Asheboro, North Carolina               597,021   962,188           - -       597,021   962,188 1,559,210   89,607   1982   3/99  (e)
Burbank, Illinois                (o)   543,095         -     552,491 -       543,095   552,491 1,095,586   38,436   1996   8/96  (e)
Chadbourn, North Carolina              217,079         -     858,549 -       217,079   858,549 1,075,628   69,357   1999   4/99  (e)
Chattanooga, Tennessee           (o)   680,192         -     526,711 -       680,192   526,711 1,206,903   36,643   1997   5/97  (e)
Chattanooga, Tennessee           (o)   769,842         -     376,964 -       769,842   376,964 1,146,806   26,225   1997   5/97  (e)
Chicago, Illinois                (o)   917,717         -     713,170 -       917,717   713,170 1,630,887   49,614   1996   2/97  (e)
Clinton, North Carolina                349,582         -           - -       349,582        (g)  349,582       (h)  1999   2/00  (h)
Columbus, Ohio                         445,471   434,907           - -       445,471   434,907   880,378   40,502   1971   3/99  (e)
Coon Rapids, Minnesota                 387,913   560,993           - -       387,913   560,993   948,906   52,244   1991   3/99  (e)
Cut Off, Louisiana                     323,106 1,219,165           - -       323,106 1,219,165 1,542,270  113,538   1991   3/99  (e)
Highland, Indiana                (o)   672,815         -     553,461 -       672,815   553,461 1,226,275   38,503   1996   8/96  (e)

John's Island, South Carolina          477,686   719,221           - -       477,686   719,221 1,196,907   66,980   1989   3/99  (e)
Kent, Ohio                       (o)   233,468   689,696           - -       233,468   689,696   923,164  112,941   1970  12/96  (e)
Lacey, Washington                      308,272         -           - -       308,272        (g)  308,272       (h)  1993   1/99  (h)
Lake Charles, Louisiana                360,438 1,062,531           - -       360,438 1,062,531 1,422,969   98,951   1988   3/99  (e)
Lancaster, Ohio                        339,900   745,696           - -       339,900   745,696 1,085,597   69,445   1987   3/99  (e)
Lynnwood, Washington                   448,745   626,866           - -       448,745   626,866 1,075,610   59,328   1988   1/99  (e)
Manchester, New Hampshire              775,925   458,838           - -       775,925   458,838 1,234,763   42,731   1971   3/99  (e)
Montgomery, Alabama         (m)        379,798   695,812           - -       379,798   695,812 1,075,610   65,853   1990   1/99  (e)
Montgomery, Alabama         (m)        402,927         -           - -       402,927        (g)  402,927       (h)  1988   1/99  (h)
Natchez, Mississippi                   273,353   718,493           - -       273,353   718,493   991,846   66,912   1973   3/99  (e)
Oak Lawn, Illinois               (o) 1,211,346         -     741,406 -     1,211,346   741,406 1,952,753   51,579   1996   9/96  (e)
Ooltewah, Tennessee              (o)   546,261         -     658,946 -       546,261   658,946 1,205,207   45,842   1997   7/97  (e)
Opelousas, Louisiana                   625,123   958,670           - -       625,123   958,670 1,583,793   89,279   1974   3/99  (e)
Portland, Oregon                       500,000         -           - -       500,000         -   500,000       (f)  2001  10/01  (f)
Rochester, New Hampshire               261,321   802,689           - -       261,321   802,689 1,064,010   74,753   1975   3/99  (e)
Shelton, Washington                    424,416   822,399           - -       424,416   822,399 1,246,814   77,834   1995   1/99  (e)
Spanaway, Washington                   416,548   762,244           - -       416,548   762,244 1,178,792   23,094   1998   2/01  (e)
Saint Paul, Minnesota                  281,966   581,637           - -       281,966   581,637   863,603   54,167   1967   3/99  (e)
Tampa, Florida              (m)        481,173         -     652,659 -       481,173   652,659 1,133,832   43,386   1999   1/00  (e)
Tappahannock, Virginia                 363,327   596,839           - -       363,327   596,839   960,166   55,582   1987   3/99  (e)
Warren, Michigan                       375,952   820,967           - -       375,952   820,967 1,196,919   76,455   1987   3/99  (e)
Wilmington, North Carolina             348,663         -     701,825 -       348,663   701,825 1,050,488   57,808   1999   4/99  (e)

Chevy's Fresh Mex Restaurants:
Altamonte Springs, Florida       (o) 1,259,828 1,623,073           - -     1,259,828 1,623,073 2,882,901  147,114   1999   4/99  (e)
Annapolis, Maryland                  1,372,280        -            - -     1,372,280        (g)1,372,280       (h)  1999  12/99  (h)
Arapahoe, Colorado               (o)   986,426 1,680,312           - -       986,426 1,680,312 2,666,738  228,696   1994  12/97  (e)
Atlanta, Georgia                 (o) 1,463,644 1,874,198           - -     1,463,644 1,874,198 3,337,842  169,876   1999   4/99  (e)
Auburn Hills, Michigan           (o) 1,122,087 2,017,496           - -     1,122,087 2,017,496 3,139,583  182,864   1999   4/99  (e)
Beaverton, Oregon                (o)   938,162 1,681,670           - -       938,162 1,681,670 2,619,832  228,662   1995  12/97  (e)
Bloomington, Minnesota           (o)   869,178 1,309,759           - -       869,178 1,309,759 2,178,937  118,716   1999   4/99  (e)
Brandon, Florida                 (o)   844,185 1,425,740           - -       844,185 1,425,740 2,269,926  129,228   1999   4/99  (e)
Clearwater, Florida              (o)   984,259 1,103,690           - -       984,259 1,103,690 2,087,949  100,038   1999   4/99  (e)
Greenbelt, Maryland              (o)   945,234 1,475,339           - -       945,234 1,475,339 2,420,573  200,607   1994  12/97  (e)
Independence, Missouri           (o) 1,239,264 1,490,392           - -     1,239,264 1,490,392 2,729,656  135,088   1999   4/99  (e)
Jacksonville, Florida            (o) 1,725,325 1,574,207           - -     1,725,325 1,574,207 3,299,532  142,685   1999   4/99  (e)
Kissimmee, Florida               (o)   570,815 1,536,290           - -       570,815 1,536,290 2,107,105  139,248   1999   4/99  (e)
Lake Mary, Florida               (o)    88,077 2,019,028           - -        88,077 2,019,028 2,107,105  183,003   1999   4/99  (e)
Lake Oswego, Oregon              (o)   963,047 1,505,671           - -       963,047 1,505,671 2,468,718  204,731   1995  12/97  (e)
Las Vegas, Nevada                (o) 1,156,847 1,188,272           - -     1,156,847 1,188,272 2,345,119  115,852   1997  12/98  (e)
Merriam, Kansas                  (o) 1,032,271 1,074,834           - -     1,032,271 1,074,834 2,107,105   97,422   1999   4/99  (e)
Naperville, Illinois             (o)   960,779 1,365,563           - -       960,779 1,365,563 2,326,342  166,891   1990   5/98  (e)
Nashville, Tennessee             (o)   956,799 2,692,320           - -       956,799 2,692,320 3,649,119  244,030   1999   4/99  (e)
Olathe, Kansas                   (o)   470,047 1,541,280           - -       470,047 1,541,280 2,011,327  139,700   1999   4/99  (e)
Orlando, Florida                 (o) 1,495,716 1,674,517           - -     1,495,716 1,674,517 3,170,232  151,777   1999   4/99  (e)
Tampa, Florida                   (o)   869,408 1,548,972           - -       869,408 1,548,972 2,418,380  140,398   1999   4/99  (e)
Tampa, Florida                   (o)   878,358 1,449,034           - -       878,358 1,449,034 2,327,392  131,339   1999   4/99  (e)
Taylor, Michigan                 (o)   844,918 1,712,340           - -       844,918 1,712,340 2,557,257  155,205   1999   4/99  (e)

Chick-Fil-A Restaurant:
Rockwall, Texas                  (o)   528,118         -     340,297 -       528,118   340,297   868,415   61,788   1996  10/96  (e)

Chipotle Mexican Grill Restaurant:
Upland, California               (o)   788,248         -     209,449 -       788,248   209,449   997,697   38,397   1996   7/96  (e)

Culpepper Restaurant:
Bridgeton, Missouri         (m)             --   595,741           - -             -   595,741   595,741   20,465   1989   3/99  (e)

Darryl's Restaurants:
Evansville, Indiana         (m)  (o)   563,479         -           - -       563,479        (g)  563,479       (h)  1983   6/97  (h)
Hampton, Virginia                (o)   698,367   523,919           - -       698,367   523,919 1,222,286   36,029   1983   6/97  (e)
Huntsville, Alabama         (m)  (o)   777,842   609,765           - -       777,842   609,765 1,387,607   41,932   1981   6/97  (e)
Knoxville, Tennessee        (m)  (o)   589,574         -           - -       589,574        (g)  589,574       (h)  1983   6/97  (h)
Louisville, Kentucky             (o)   647,375         -           - -       647,375        (g)  647,375       (h)  1983   6/97  (h)
Mobile, Alabama                        495,195         -           - -       495,195        (g)  495,195       (h)  1983   6/97  (h)
Montgomery, Alabama         (m)  (o)   346,380         -           - -       346,380        (g)  346,380       (h)  1984   6/97  (h)
Nashville, Tennessee        (m)  (o)   513,218         -           - -       513,218        (g)  513,218       (h)  1981   6/97  (h)
Orlando, Florida                     1,485,631   772,853           - -     1,485,631   772,853 2,258,484  119,054   1983   6/97  (e)
Pensacola, Florida               (o)   389,394         -           - -       389,394        (g)  389,394       (h)  1983   6/97  (h)
Raleigh, North Carolina     (m)      1,131,164   719,865           - -     1,131,164   719,865 1,851,029  109,974   1972   6/97  (e)
Raleigh, North Carolina     (m)  (o)   840,525   465,154           - -       840,525   465,154 1,305,679   33,316   1980   6/97  (e)
Richmond, Virginia          (m)  (o)   618,125         -           - -       618,125        (g)  618,125       (h)  1982   6/97  (h)
Richmond, Virginia                     311,196         -           - -       311,196        (g)  311,196       (h)  1982   6/97  (h)
Winston-Salem, North Carolina          436,867         -           - -       436,867        (g)  436,867       (h)  1978   6/97  (h)

Del Taco Restaurant:
Mesa, Arizona                    (o)   642,483         -     581,759 -       642,483   581,759 1,224,242   42,301   1999  10/99  (e)

Denny's Restaurants:
Duncan, South Carolina           (o)   219,702         -           - -       219,702        (g)  219,702       (h)  1992   3/99  (h)
Greensboro, North Carolina       (o)   361,025   572,098           - -       361,025   572,098   933,123   53,278   1992   3/99  (e)
Greenville, South Carolina       (o)   457,851   454,566           - -       457,851   454,566   912,417   42,333   1985   3/99  (e)
Houston, Texas                   (o)   392,818   664,851           - -       392,818   664,851 1,057,669   61,916   1985   3/99  (e)
Kansas City, Missouri                  400,847         -     826,367 -       400,847   826,367 1,227,214   65,172   1997   6/99  (e)
Landrum, South Carolina          (o)   155,398         -           - -       155,398        (g)  155,398       (h)  1992   3/99  (h)
Lee's Summit, Missouri      (m)        539,650         -     670,448 -       539,650   670,448 1,210,098   54,542   1979   5/99  (e)
McKinney, Texas             (m)        439,961         -     608,063 -       439,961   608,063 1,048,024    4,121   1996   4/96  (e)
Merriam, Kansas             (m)        644,889         -     991,991 -       644,889   991,991 1,636,880   86,577   1981   5/99  (e)
Mooresville, North Carolina      (o)   307,292         -           - -       307,292        (g)  307,292       (h)  1992   3/99  (h)
North Kansas City, Missouri (m)        450,010         -     760,630 -       450,010   760,630 1,210,640   66,198   1979   5/99  (e)
Pasadena, Texas                        466,555         -     506,094 -       466,555   506,094   972,649  106,838   1981   9/95  (e)
Santee, South Carolina           (o)   328,506   358,314           - -       328,506   358,314   686,819   33,369   1992   3/99  (e)

Sedalia, Missouri           (m)        318,979         -   1,013,110 -       318,979 1,013,110 1,332,089   89,052   1999   5/99  (e)
Shawnee, Oklahoma                      528,090         -     625,653 -       528,090   625,653 1,153,743  132,077   1987   9/95  (e)
Tampa, Florida              (m)        397,302         -           - -       397,302        (g)  397,302       (h)  1997   8/97  (h)
Topeka, Kansas                   (o)   414,731         -           - -       414,731        (g)  414,731       (h)  1989   3/99  (h)
Winter Springs, Florida          (o)   555,232         -           - -       555,232        (g)  555,232       (h)  1994   3/99  (h)

Einstein Brothers' Bagels Restaurants:
Dearborn, Michigan                     464,957         -     178,078 -       464,957   178,078   643,035   26,710   1997   7/97  (e)
Springfield, Virginia                  633,691         -           - -       633,691         -   633,691       (f)  1997   7/97  (f)

Fazoli's Restaurant:
Southaven, Mississippi           (o)   485,013         -           -  -   485,013           (g)  485,013       (h)  1999   2/99  (h)

Golden Corral Family Steakhouse Restaurants:
Bellevue, Nebraska                     440,812         -   1,039,283 -       440,812 1,039,283 1,480,095   94,200   1999   4/99  (e)
Brunswick, Georgia                     456,629         -   1,170,630 -       456,629 1,170,630 1,627,259  127,780   1998   9/98  (e)
Carlsbad, New Mexico                   384,221         -     643,854 -       384,221   643,854 1,028,074  135,919   1995   9/95  (e)
Cleburne, Texas                        359,455         -     653,853 -       359,455   653,853 1,013,308  136,213   1995  10/95  (e)
Clovis, New Mexico                     426,349   805,517           - -       426,349   805,517 1,231,866   93,002   1997   7/98  (e)
Columbia, Missouri               (o)   848,133         -   1,008,678 -       848,133 1,008,678 1,856,811  100,648   1999   1/99  (e)
Columbia, Tennessee                    442,218   930,207           - -       442,218   930,207 1,372,424   99,103   1996  12/96  (e)
Columbus, Ohio                       1,031,098         -   1,092,939 -     1,031,098 1,092,939 2,124,037  224,650   1995  11/95  (e)
Cookeville, Tennessee                  806,377         -   1,086,502 -       806,377 1,086,502 1,892,879   88,562   1999   7/99  (e)
Corpus Christi, Texas                  576,548         -     934,918 -       576,548   934,918 1,511,466  135,036   1997   9/97  (e)
Corsicana, Texas                       349,227         -     699,756 -       349,227   699,756 1,048,983  149,664   1995   8/95  (e)
Council Bluffs, Iowa                   546,078         -     993,149 -       546,078   993,149 1,539,227  113,100   1998   8/98  (e)
Davenport, Iowa                        601,296 1,344,016           - -       601,296 1,344,016 1,945,312  121,452   1998   4/99  (e)
Dover, Delaware                      1,043,108         -    977,508  -     1,043,108   977,508 2,020,616  198,208   1995  12/95  (e)
Dubuque, Iowa                          564,242         -   1,056,315 -       564,242 1,056,315 1,620,557  120,294   1998   8/98  (e)
Duncan, Oklahoma                       161,390         -   1,028,945 -       161,390 1,028,945 1,190,335  140,043   1997  11/97  (e)
Edmond, Oklahoma                       569,664         -   1,017,781 -       569,664 1,017,781 1,587,445  118,732   1998   7/98  (e)
Enid, Oklahoma                         364,536         -     865,147 -       364,536   865,147 1,229,683  120,152   1997  11/97  (e)
Evansville, Indiana                    601,394         -   1,194,533 -       601,394 1,194,533 1,795,926   86,406   1999   7/99  (e)
Evansville, Indiana              (o)   585,396         -   1,519,454 -       585,396 1,519,454 2,104,850   97,422   1999  12/99  (e)
Flowood, Mississippi             (o)   595,717         -   1,094,345 -       595,717 1,094,345 1,690,062   73,255   1999  12/99  (e)
Fort Dodge, Iowa                       320,880         -   1,155,880 -       320,880 1,155,880 1,476,760  113,620   1999   1/99  (e)
Fort Walton Beach, Florida             590,538         -   1,176,436 -       590,538 1,176,436 1,766,974  156,848   1997   1/98  (e)
Fort Wayne, Indiana                    740,240         -   1,378,548 -       740,240 1,378,548 2,118,788   88,340   1999  12/99  (e)
Fort Worth, Texas                      640,320   898,171           - -       640,320   898,171 1,538,491  192,101   1995   8/95  (e)
Henderson, Kentucky                    380,659         -   1,127,382 -       380,659 1,127,382 1,508,042   97,543   1999   4/99  (e)
Hopkinsville, Kentucky      (m)        456,646         -     861,803 -       456,646   861,803 1,318,449   90,135   1996   2/97  (e)
Jacksonville, Florida                  615,554         -   1,184,073 -       615,554 1,184,073 1,799,628  171,023   1997   9/97  (e)
Jacksonville, Florida                  541,264         -   1,173,738 -       541,264 1,173,738 1,715,002  169,530   1997   9/97  (e)
Jacksonville, Florida            (o)   681,984         -   1,345,152 -       681,984 1,345,152 2,027,136   87,148   1999  12/99  (e)
Kansas City, Missouri                  409,153         -     943,712 -       409,153   943,712 1,352,865  133,684   1997  10/97  (e)
Lufkin, Texas                          479,197         -     954,051 -       479,197   954,051 1,433,248  161,651   1997   1/97  (e)
Moberly, Missouri                      374,230         -     838,342 -       374,230   838,342 1,212,572  130,402   1997   5/97  (e)
Mobile, Alabama                        428,841         -   1,031,457 -       428,841 1,031,457 1,460,298  140,384   1997  12/97  (e)
Muskogee, Oklahoma                     395,839         -     887,540 -       395,839   887,540 1,283,379  110,935   1997   4/98  (e)
Olathe, Kansas                         548,821         -   1,099,448 -       548,821 1,099,448 1,648,268  137,421   1997   4/98  (e)
Omaha, Nebraska                        570,004         -   1,271,666 -       570,004 1,271,666 1,841,669  123,912   1998  12/98  (e)
Orlando, Florida                        72,404         -           - -        72,404        -     72,404       (f)  2001   5/00  (f)
Palatka, Florida                       322,433         -     987,385 -       322,433   987,385 1,309,818   135,645  1997  12/97  (e)
Pensacola, Florida                     657,606         -   1,347,285 -       657,606 1,347,285 2,004,890   132,468  1999   3/99  (e)
Port Richey, Florida                   626,999         -   1,130,692 -       626,999 1,130,692 1,757,691   202,431  1996   9/96  (e)
Rock Hill, South Carolina        (o)   718,003         -   1,202,177 -       718,003 1,202,177 1,920,181    89,754  1999  10/99  (e)
Tampa, Florida                         825,650         -   1,161,192 -       825,650 1,161,192 1,986,842   228,288  1995   2/96  (e)
Texarkana, Texas                 (o)   664,537         -   1,136,955 -       664,537 1,136,955 1,801,492    53,690  2000   7/00  (e)
Tulsa , Oklahoma                 (o)   705,094         -   1,305,383 -       705,094 1,305,383 2,010,477    98,282  1999   9/99  (e)
Universal City, Texas                  357,429         -     650,249 -       357,429   650,249 1,007,678   137,269  1995   9/95  (e)
Winchester, Kentucky                   303,633         -     970,489 -       303,633   970,489 1,274,123   148,261  1997   6/97  (e)

Ground Round Restaurants:
Allentown, Pennsylvania          (o)   405,631   884,954           - -       405,631   884,954 1,290,585   125,247  1983  10/97  (e)
Cincinnati, Ohio                 (o)   282,099   534,632           - -       282,099   534,632   816,731    75,666  1981  10/97  (e)
Dubuque, Iowa                    (o)   693,733   810,458           - -       693,733   810,458 1,504,190   114,703  1982  10/97  (e)
Ewing Township, New Jersey       (o)   371,254   685,847           - -       371,254   685,847 1,057,101    95,162  1979  11/97  (e)
Janesville, Wisconsin            (o)   451,235   548,178           - -       451,235   548,178   999,412    77,583  1982  10/97  (e)
Kalamazoo, Michigan              (o)   287,331   712,081           - -       287,331   712,081   999,412   100,780  1980  10/97  (e)
Parma, Ohio                      (o)   388,699   793,475           - -       388,699   793,475 1,182,173   112,300  1977  10/97  (e)
Reading, Pennsylvania            (o)   728,574   793,410           - -       728,574   793,410 1,521,984   112,291  1982  10/97  (e)
Waterloo, Iowa                   (o)   436,471   659,089           - -       436,471   659,089 1,095,560    93,280  1982  10/97  (e)
Wauwatosa, Wisconsin             (o)   627,680   804,399           - -       627,680   804,399 1,432,079   113,846  1977  10/97  (e)

Guthrie's Restaurant:
Hoover, Alabama                  (o)   493,536   619,786           - -       493,536   619,786 1,113,322    89,520  1997   9/97  (e)

Hardee's Restaurants:
Chalkville, Alabama              (o)   201,069   465,165           - -       201,069   465,165   666,234    43,320  1992  3/99   (e)
Columbia, Tennessee              (o)   226,300         -           - -       226,300        (g)  226,300        (h) 1993  3/99   (h)
Gulf Shores, Alabama             (o)   409,444   604,784           - -       409,444   604,784 1,014,229    56,322  1993  3/99   (e)
Horn Lake, Mississippi           (o)   302,787         -           - -       302,787        (g)  302,787        (h) 1993  3/99   (h)
Johnson City, Tennessee                215,567         -           - -       215,567        (g)  215,567        (h) 1993  3/99   (h)
Mobile, Alabama                        336,696         -           - -       336,696        (g)  336,696        (h) 1993  3/99   (h)
Petal, Mississippi               (o)   324,298   420,017           - -       324,298   420,017   744,315    39,115  1993  3/99   (e)
Rock Hill, South Carolina              256,050   476,149           - -       256,050   476,149   732,198    44,343  1993  3/99   (e)
Tusculum, Tennessee              (o)   217,396   522,802           - -       217,396   522,802   740,199    48,687  1993  3/99   (e)
Warrior, Alabama                 (o)   177,659         -           - -       177,659        (g)  177,659        (h) 1992  3/99   (h)
West Point, Mississippi          (o)   173,386         -           - -       173,386        (g)  173,386        (h) 1993  3/99   (h)

Houlihan's Restaurants:
Bethel Park, Pennsylvania              846,183   595,601           - -       846,183   595,601 1,441,783    90,990  1972  6/97   (e)

Langhorne, Pennsylvania     (m)        817,039   648,765           - -       817,039   648,765 1,465,804    99,112  1976  6/97   (e)
Plymouth Meeting, Pennsylvania       1,181,460   908,880           - -     1,181,460   908,880 2,090,340   138,849  1974  6/97   (e)

International House Of Pancakes Restaurants:
Auburn, Washington               (o)   632,811 1,135,312           - -       632,811 1,135,312 1,768,123    97,988  1997  4/99   (e)
Castle Rock, Colorado            (o)   540,896         -   1,196,239 -       540,896 1,196,239 1,737,135    83,418  1999 10/99   (e)
Clarksville, Tennessee           (o)   375,987   964,430           - -       375,987   964,430 1,340,417    97,676  1997 12/98   (e)
Corpus Christi, Texas            (o)   567,462         -           - -       567,462        (g)  567,462        (h) 1997  8/99   (h)
Elk Grove, California            (o)   584,766         -           - -       584,766        (g)  584,766        (h) 1997  8/97   (h)
Fairfax, Virginia                (o) 1,096,763   649,916           - -     1,096,763   649,916 1,746,679    46,549  1995  6/97   (e)
Fort Worth, Texas                (o)   501,388   746,474           - -       501,388   746,474 1,247,862    86,874  1997  9/98   (e)
Fort Worth, Texas                (o)   565,639   923,669           - -       565,639   923,669 1,489,308    82,877  1998  4/99   (e)
Greeley, Colorado                (o)   416,279         -     867,972 -       416,279   867,972 1,284,251    88,145  1998 12/98   (e)
Greenville, South Carolina       (o)   476,847   961,606           - -       476,847   961,606 1,438,453    93,753  1998 12/98   (e)
Hollywood, California            (o) 1,407,002         -           - -     1,407,002        (g)1,407,002        (h) 1996  6/97   (h)
Homewood, Alabama                (o)   545,112 1,029,900           - -       545,112 1,029,900 1,575,012   104,307  1996 12/98   (e)
Houston, Texas                   (o)   645,365   790,258           - -       645,365   790,258 1,435,624    57,240  1996  7/97   (e)
Kansas City, Missouri            (o)   512,481   831,202           - -       512,481   831,202 1,343,683    90,578  1998  9/98   (e)
Killeen, Texas                   (o)   380,687   775,713           - -       380,687   775,713 1,156,399    84,531  1997  9/98   (e)
Lake Jackson, Texas              (o)   460,167   744,128           - -       460,167   744,128 1,204,295    53,899  1997  8/97   (e)
Leesburg, Virginia               (o)   665,015   580,798           - -       665,015   580,798 1,245,813    90,266  1994  5/97   (e)
Leon Valley, Texas               (o)   593,624   918,024           - -       593,624   918,024 1,511,648    89,588  1997 12/98   (e)
Loveland, Colorado               (o)   488,259         -           - -       488,259        (g)  488,259        (h) 1997  8/97   (h)
Murfreesboro, Tennessee          (o)   647,414   871,268           - -       647,414   871,268 1,518,683    87,843  1998 12/98   (e)
Phoenix, Arizona                 (o)   668,112   941,796           - -       668,112   941,796 1,609,907    84,504  1998  4/99   (e)
Port Arthur, Texas               (o)   382,950   957,912           - -       382,950   957,912 1,340,862    93,393  1997 12/98   (e)
Poughkeepsie, New York           (o)   504,533   806,624           - -       504,533   806,624 1,311,157    92,762  1996  7/98   (e)
Pueblo, Colorado                 (o)   387,562   891,943           - -       387,562   891,943 1,279,505    90,416  1997 12/98   (e)
Roseville, Michigan              (o)   282,868   843,648           - -       282,868   843,648 1,126,517    85,058  1997 12/98   (e)
Southaven, Mississippi           (o)   579,175 1,176,434           - -       579,175 1,176,434 1,755,609   114,698  1997 12/98   (e)
Stockbridge, Georgia             (o)   765,743   652,671           - -       765,743   652,671 1,418,413    47,274  1997  7/97   (e)
Victoria, Texas                  (o)   319,237         -           - -       319,237       (g)   319,237        (h) 1997  8/97   (h)

J. Gilbert's Restaurant:
McLean, Virginia                       944,585   689,363           - -       944,585   689,363 1,633,948   105,314  1971  6/97   (e)

Jack in the Box Restaurants:
Allen, Texas                     (o)   711,642         -     726,339 -       711,642   726,339 1,437,981    68,173  1999  3/99   (e)
Austin, Texas                    (o)   447,208         -     880,283 -       447,208   880,283 1,327,490    51,350  1999  3/00   (e)
Avondale, Arizona                (o)   605,063         -     623,222 -       605,063   623,222 1,228,286    45,141  1998  8/98   (e)
Bacliff, Texas                   (o)   419,488         -     697,861 -       419,488   697,861 1,117,349   102,648  1997  8/97   (e)
Carson, California               (o)   457,821         -     708,581 -       457,821   708,581 1,166,402    49,671  1999 10/99   (e)
Chandler, Arizona                (o)   481,456         -     636,588 -       481,456   636,588 1,118,043    67,428  1998  9/98   (e)
Chandler, Arizona                (o)   604,724         -     600,686 -       604,724   600,686 1,205,411    53,559  1999  4/99   (e)
Channelview, Texas                     361,238         -     711,595 -       361,238   711,595 1,072,833   102,780  1997  9/97   (e)
Corinth, Texas                   (o)   396,864         -     576,370 -       396,864   576,370   973,234    41,329  1997  9/97   (e)
Corning, California              (o)   163,533   994,490           - -       163,533   994,490 1,158,024    75,858  1999  9/99   (e)
Dallas, Texas                    (o)   369,886         -     467,819 -       369,886   467,819   837,706    33,885  1997  3/97   (e)
Enumclaw, Washington             (o)   124,468         -     773,506 -       124,468   773,506   897,973   115,919  1997  7/97   (e)
Florissant, Missouri             (o)   389,265         -     779,211 -       389,265   779,211 1,168,476   101,623  1997  2/98   (e)
Folsom, California               (o)   635,343         -     652,472 -       635,343   652,472 1,287,815    45,351  1997  9/97   (e)
Fort Worth, Texas                (o)   341,693         -     732,173 -       341,693   732,173 1,073,866    42,710  2000  4/00   (e)
Fort Worth, Texas                (o)   482,309   716,199           - -       482,309   716,199 1,198,508    54,080  1999  8/99   (e)
Fresno, California               (o)   462,813         -     548,493 -       462,813   548,493 1,011,305    37,893  1998  8/98   (e)
Fresno, California               (o)   286,850         -     606,547 -       286,850   606,547   893,397    89,214  1997  8/97   (e)
Georgetown, Texas                (o)   499,875         -     866,353 -       499,875   866,353 1,366,228    60,199  1999 12/99   (e)
Granbury, Texas                  (o)   404,270         -     831,716 -       404,270   831,716 1,235,986    53,957  1999 12/99   (e)
Gun Barrel City, Texas           (o)   284,046         -     549,495 -       284,046   549,495   833,541    39,801  1998  5/98   (e)
Hillsboro, Oregon                (o)   699,776         -     864,724 -       699,776   864,724 1,564,500    62,143  1999  9/99   (e)
Hollister, California            (o)   537,223         -     592,536 -       537,223   592,536 1,129,759    93,739  1997  4/97   (e)
Houston, Texas                   (o)   403,002         -     610,815 -       403,002   610,815 1,013,817   108,584  1996  9/96   (e)
Houston, Texas                   (o)   375,776         -     643,445 -       375,776   643,445 1,019,221   114,301  1996  9/96   (e)
Houston, Texas                   (o)   370,342         -     548,107 -       370,342   548,107   918,449    85,186  1997  5/97   (e)
Houston, Texas                   (o)   420,521         -     543,338 -       420,521   543,338   963,859    82,938  1997  6/97   (e)
Houston, Texas                   (o)   545,485         -     527,020 -       545,485   527,020 1,072,504   102,471  1996  3/96   (e)
Humble, Texas                    (o)   390,509         -     542,599 -       390,509   542,599   933,108    38,802  1997 12/96   (e)
Humble, Texas                    (o)   372,584   746,622           - -       372,584   746,622 1,119,206    53,730  1999  9/99   (e)
Humble, Texas                    (o)   437,667         -     591,877 -       437,667   591,877 1,029,544   105,218  1996  9/96   (e)
Hutchins, Texas                  (o)   272,937         -     653,792 -       272,937   653,792   926,729    47,356  1998  4/98   (e)
Irvine, California               (o)   899,898         -     733,701 -       899,898   733,701 1,633,599    66,770  1999  4/99   (e)
Kent, Washington                 (o)   737,038         -     553,688 -       737,038   553,688 1,290,725    40,105  1997  4/97   (e)
Las Vegas, Nevada                (o)   730,674         -     547,445 -       730,674   547,445 1,278,120    39,653  1997  4/97   (e)
Los Angeles, California          (o) 1,076,096         -     591,340 -     1,076,096   591,340 1,667,436    58,904  1999  1/99   (e)
Los Angeles, California          (o)   911,754         -     531,018 -       911,754   531,018 1,442,772    36,909  1997  5/97   (e)
Los Angeles, California          (o)   740,616         -     678,189 -       740,616   678,189 1,418,805    92,216  1997  9/97   (e)
Los Angeles, California          (o)   853,821         -     602,301 -       853,821   602,301 1,456,122    41,864  1998  5/98   (e)
Lufkin, Texas                    (o)   418,351         -     651,064 -       418,351   651,064 1,069,415    68,961  1998  9/98   (e)
Lufkin, Texas                    (o)   363,967         -     776,605 -       363,967   776,605 1,140,572    74,097  1999  2/99   (e)
Menlo Park, California           (o)   685,448   860,792           - -       685,448   860,792 1,546,240    54,995  1999 12/99   (e)
Moscow, Idaho                    (o)   217,851         -     751,664 -       217,851   751,664   969,515   118,913  1992  4/97   (e)
Nacogdoches, Texas               (o)   383,591         -     643,055 -       383,591   643,055 1,026,645    46,248  1998  5/98   (e)
Ontario, California              (o)   771,241         -     793,229 -       771,241   793,229 1,564,471    72,622  1999  4/99   (e)
Orange, Texas                    (o)   387,533         -     787,843 -       387,533   787,843 1,175,376    71,697  1999  4/99   (e)
Oxnard, California               (o)   681,663         -     642,924 -       681,663   642,924 1,324,587    96,353  1997  7/97   (e)
Palmdale, California             (o)   631,275         -     567,912 -       631,275   567,912 1,199,187    88,264  1997  5/97   (e)
Peoria, Arizona                  (o)   496,689         -     721,614 -       496,689   721,614 1,218,303    65,472  1999  4/99   (e)
Pflugerville, Texas              (o)   717,246         -     657,685 -       717,246   657,685 1,374,931    47,638  1998  6/98   (e)
Salem, Oregon                    (o)   501,168         -     699,067 -       501,168   699,067 1,200,235    50,488  1999  6/99   (e)
San Antonio, Texas               (o)   311,466         -     700,979 -       311,466   700,979 1,012,445    63,600  1999  4/99   (e)
San Antonio, Texas               (o)   274,362         -     781,797 -       274,362   781,797 1,056,159    73,378  1999  3/99   (e)
Spring, Texas                    (o)   475,748         -     719,239 -       475,748   719,239 1,194,987    52,010  1999  9/99   (e)
Saint Louis, Missouri            (o)   474,296         -     727,491 -       474,296   727,491 1,201,787    50,565  1998  9/98   (e)

Tacoma, Washington               (o)   495,529         -     759,800 -       495,529   759,800 1,255,329    68,382  1999  4/99   (e)
Tigard, Oregon                   (o)   353,396         -     904,688 -       353,396   904,688 1,258,084    91,522  1999 12/98   (e)
Tyler, Texas                     (o)   289,257         -     699,525 -       289,257   699,525   988,782    61,999  1999  5/99   (e)
Waxahachie, Texas                (o)   477,580         -     538,255 -       477,580   538,255 1,015,835    38,987  1998  4/98   (e)
Weatherford, Texas               (o)   464,986         -     785,149 -       464,986   785,149 1,250,136    70,293  1999  3/99   (e)
West Sacramento, California      (o)   523,089         -     617,131 -       523,089   617,131 1,140,221    89,056  1997  9/97   (e)
Woodland, California             (o)   358,130         -     668,383 -       358,130   668,383 1,026,513    94,598  1997 10/97   (e)

Jack in the Box/Arco Gas Station-Convenience Stores:
Benicia, California              (o)   745,752 1,551,697           - -       745,752 1,551,697 2,297,449    94,826  1999  1/00   (e)
Coachella, California            (o)   370,963 1,406,532           - -       370,963 1,406,532 1,777,495    88,885  1999  2/00   (e)

Joe's Crab Shack Restaurant:
Lilburn, Georgia                 (o) 1,089,268   931,637           - -     1,089,268   931,637 2,020,905    84,443  1999  4/99   (e)

Jose Pepper's Restaurant:
Blue Springs, Missouri      (m)        251,188         -     737,672 -       251,188   737,672   988,860    62,759  1982  6/99   (e)

KFC Restaurants:
Baton Rouge, Louisiana                 106,180         -     625,743 -       106,180   625,743   731,922    41,190  1987  6/99   (e)
Baton Rouge, Louisiana                 180,532         -           - -       180,532        (g)  180,532        (h) 2000  8/00   (h)
Gretna, Louisiana                      404,923         -     385,254 -       404,923   385,254   790,177    23,808  1991  5/99   (e)
New Orleans, Louisiana                 315,037         -     541,553 -       315,037   541,553   856,591    34,061  1991  5/99   (e)
New Orleans, Louisiana                 158,829         -     491,957 -       158,829   491,957   650,785    31,271  1991  5/99   (e)
New Orleans, Louisiana                 310,574         -     532,557 -       310,574   532,557   843,132    33,488  1992  5/99   (e)
New Orleans, Louisiana                 205,795         -     564,058 -       205,795   564,058   769,853    35,864  1995  5/99   (e)
Putnam, Connecticut                    301,723         -           - -       301,723        (g)  301,723        (h) 1997  7/97   (h)

Krystal Restaurants:
Brandon, Mississippi             (o)   340,115   687,423           - -       340,115   687,423 1,027,537    49,647  2000 12/99   (e)
Chattanooga, Tennessee           (o)   445,493   594,649           - -       445,493   594,649 1,040,141    52,912  1994  3/99   (e)
Greenville, Alabama              (o)   190,146   614,193           - -       190,146   614,193   804,339    32,416  2000  5/00   (e)
Montgomery, Alabama              (o)   311,103   506,943           - -       311,103   506,943   818,045    36,613  2000 12/99   (e)
Scottsboro, Alabama              (o)   255,500   561,315           - -       255,500   561,315   816,815    35,862  1999 12/99   (e)

Leeann Chin Chinese Cuisine Restaurants:
Chanhassen, Minnesota            (o)   376,929   639,875           - -       376,929   639,875 1,016,804   131,444  1995 11/95   (e)
Golden Valley, Minnesota         (o)   665,422         -     481,311 -       665,422   481,311 1,146,733    85,500  1996  9/96   (e)

Little Lake Bryan Land:
Orlando, Florida                     6,271,201         -           - -     6,271,201         - 6,271,201        (n)   (n)   (n)  (n)

On the Border Restaurant:
San Antonio, Texas          (m)              -         -   1,190,160 -             - 1,190,160 1,190,160    11,322  1997  1/98   (e)

Pizza Hut Restaurants:
Adrian, Michigan                       242,239         -           - -       242,239         -   242,239        (f) 1989  1/96   (f)
Beaver, West Virginia                  212,053         -           - -       212,053         -   212,053        (f) 1986  5/96   (f)
Beckley, West Virginia                 209,432         -           - -       209,432         -   209,432        (f) 1978  5/96   (f)
Bedford, Ohio                          174,721         -           - -       174,721         -   174,721        (f) 1975  1/96   (f)
Belle, West Virginia                    46,737         -           - -        46,737         -    46,737        (f) 1980  5/96   (f)
Bluefield, West Virginia               120,449         -           - -       120,449         -   120,449        (f) 1986  5/96   (f)
Bolivar, Ohio                          190,009   410,096           - -       190,009   410,096   600,105    26,721  1996  3/97   (e)
Bowling Green, Ohio                    135,831   191,595           - -       135,831   191,595   327,426    12,484  1992  2/97   (e)
Bowling Green, Ohio                    200,442         -           - -       200,442         -   200,442        (f) 1985  1/96   (f)
Carrollton, Ohio                       187,082   533,487           - -       187,082   533,487   720,569    34,760  1990  3/97   (e)
Cleveland, Ohio                        116,849         -           - -       116,849         -   116,849        (f) 1978  1/96   (f)
Cleveland, Ohio                        226,163         -           - -       226,163         -   226,163        (f) 1987  1/96   (f)
Cleveland, Ohio                        126,494         -           - -       126,494         -   126,494        (f) 1986  1/96   (f)
Collinsville, Illinois                 507,544         -     328,353 -       507,544   328,353   835,897    49,250  1997  7/97   (e)
Cooper City, Florida             (o)   267,703   128,483           - -       267,703   128,483   396,187     5,353  1998 10/00   (e)
Cross Lanes, West Virginia             215,881         -           - -       215,881         -   215,881        (f) 1990  5/96   (f)
Defiance, Ohio                         242,239         -           - -       242,239         -   242,239        (f) 1977  1/96   (f)
East Cleveland, Ohio                   194,012         -           - -       194,012         -   194,012        (f) 1986  1/96   (f)
Euclid, Ohio                           202,050         -           - -       202,050         -   202,050        (f) 1983  1/96   (f)
Huntington, West Virginia              212,093         -           - -       212,093         -   212,093        (f) 1978  5/96   (f)
Hurricane, West Virginia               180,803         -           - -       180,803         -   180,803        (f) 1978  5/96   (f)
Lambertville, Michigan                  99,166         -           - -        99,166         -    99,166        (f) 1994  1/96   (f)
Marathon, Florida                (o)   161,249   234,940           - -       161,249   234,940   396,188     9,789  1980 10/00   (e)
Marietta, Ohio                         169,454         -           - -       169,454         -   169,454        (f) 1986  5/96   (f)
Mayfield Heights, Ohio                 202,552         -           - -       202,552         -   202,552        (f) 1980  4/96   (f)
Middleburg Heights, Ohio               216,518         -           - -       216,518         -   216,518        (f) 1975  1/96   (f)
Millersburg, Ohio                      213,090   635,104           - -       213,090   635,104   848,194    41,381  1989  3/97   (e)
Milton, West Virginia                   99,815         -           - -        99,815         -    99,815        (f) 1986  5/96   (f)
Monroe, Michigan                       152,215         -           - -       152,215         -   152,215        (f) 1994  1/96   (f)
New Philadelphia, Ohio                 149,206         -     388,321 -       149,206   388,321   537,527    25,302  1975  3/97   (e)
New Philadelphia, Ohio                 223,981   442,758           - -       223,981   442,758   666,739    28,849  1983  3/97   (e)
North Olmsted, Ohio                    259,922         -           - -       259,922         -   259,922        (f) 1976  1/96   (f)
Norwalk, Ohio                          261,529         -           - -       261,529         -   261,529        (f) 1993  1/96   (f)
Rocky River, Ohio                      142,570         -           - -       142,570         -   142,570        (f) 1977  1/96   (f)
Ronceverte, West Virginia               99,733         -           - -        99,733         -    99,733        (f) 1991  5/96   (f)
Sandusky, Ohio                         259,922         -           - -       259,922         -   259,922        (f) 1978  1/96   (f)
Seven Hills, Ohio                      239,023         -           - -       239,023         -   239,023        (f) 1983  1/96   (f)
Steubenville, Ohio                     228,199   475,421           - -       228,199   475,421   703,620    30,977  1983  3/97   (e)
Strongsville, Ohio                     186,476         -           - -       186,476         -   186,476        (f) 1976  4/96   (f)
Toledo, Ohio                           128,604         -           - -       128,604         -   128,604        (f) 1988  4/96   (f)
Toledo, Ohio                           176,170         -           - -       176,170         -   176,170        (f) 1985  1/96   (f)
Toledo, Ohio                           197,227         -           - -       197,227         -   197,227        (f) 1978  1/96   (f)
Toledo, Ohio                           208,480         -           - -       208,480         -   208,480        (f) 1975  1/96   (f)
Uhrichsville, Ohio                     279,779   562,521           - -       279,779   562,521   842,300    36,652  1983  3/97   (e)
Weirton, West Virginia      (m)             -    178,187           - -             -   178,187   178,187    28,933  1979  3/97   (e)
Wellsburg, West Virginia               167,170   168,363           - -       167,170   168,363   335,533    27,338  1980  3/97   (e)

Pollo Tropical Restaurants:
Coral Springs, Florida           (o)   852,746 1,108,491           - -       852,746 1,108,491 1,961,237   117,109  1994  9/98   (e)
Davie, Florida                   (o)   712,865   873,395           - -       712,865   873,395 1,586,260    92,271  1993  9/98   (e)
Fort Lauderdale, Florida         (o)   397,878   923,975           - -       397,878   923,975 1,321,852    97,615  1996  9/98   (e)
Lake Worth, Florida              (o)   435,465   915,232           - -       435,465   915,232 1,350,697    96,691  1994  9/98   (e)
Miami, Florida                   (o)   789,680   604,283           - -       789,680   604,283 1,393,964    65,961  1995  9/98   (e)
Miami, Florida                   (o)   683,560   614,256           - -       683,560   614,256 1,297,816    67,049  1995  9/98   (e)
Miami, Florida                   (o)   911,013 1,011,766           - -       911,013 1,011,766 1,922,779   110,440  1993  9/98   (e)
Miami, Florida                   (o)   654,766 1,195,901           - -       654,766 1,195,901 1,850,667   130,539  1994  9/98   (e)
Miami, Florida                   (o)  1,244,893  918,257           - -     1,244,893   918,257 2,163,149    92,580  1994 12/98   (e)
North Miami, Florida             (o)   918,258   764,150           - -       918,258   764,150 1,682,408    83,411  1995  9/98   (e)
Sunrise, Florida                 (o)   569,436   968,749           - -       569,436   968,749 1,538,185   102,345  1994  9/98   (e)

Ponderosa Restuarants:
Appleton, Wisconsin                    181,153   561,582           - -       181,153   561,582   742,735    41,439  1980 10/99   (e)
Blue Springs, Missouri           (o)   691,797         -   1,136,902 -       691,797 1,136,902 1,828,699   131,367  1997  4/98   (e)
Eureka, Missouri                       379,675   604,449           - -       379,675   604,449   984,124    44,602  1999 10/99   (e)
Indiana, Pennsylvania                  714,789         -   1,317,317 -       714,789 1,317,317 2,032,106    73,184  2000  5/00   (e)
Johnstown, Pennsylvania          (o)   599,391         -   1,159,989 -       599,391 1,159,989 1,759,380   120,130  1998 11/98   (e)
Kissimmee, Florida                     637,984   824,276           - -       637,984   824,276 1,462,260    62,980  1980 10/99   (e)
Massena, New York                      129,816   659,340           - -       129,816   659,340   789,156    48,653  1988 10/99   (e)
Middletown, New York                   214,177   853,505           - -       214,177   853,505 1,067,682    60,823  1979 10/99   (e)
Oneonta, New York                      366,941   524,341           - -       366,941   524,341   891,282    38,691  1999 10/99   (e)

Popeye's Famous Fried Chicken Restaurants:
Thomasville, Georgia             (o)   113,780   407,429           - -       113,780   407,429   521,209    43,044  1998  9/98   (e)
Valdosta, Georgia                (o)   158,880   378,057           - -       158,880   378,057   536,937    41,509  1998  9/98   (e)

Randy's Steak and Seafood Restaurant:
Murfreesboro, Tennessee                514,900         -     936,376 -       514,900    36,376 1,451,276    35,209  1995  8/97   (e)

Red Robin Restaurant:
Columbus, Ohio                         721,887         -           - -       721,887        (g)  721,887        (h) 1999  1/00   (h)

Rio Bravo Fresh Mexican Cantina Restaurant:
Morrow, Georgia                  (o)   934,922 1,842,623           - -       934,922 1,842,623 2,777,545   167,014  1999  4/99   (e)

Roadhouse Grill Restaurants:
Brandon, Florida                 (o)   914,103         -     691,171 -       914,103   691,171 1,605,274    63,836  1999  2/99   (e)
Centerville, Ohio           (m)      1,227,973         -     761,806 -     1,227,973   761,806 1,989,779    44,439  2000  3/00   (e)
Clearwater, Florida              (o) 1,370,391         -     946,608 -     1,370,391   946,608 2,317,000    82,400  1999  4/99   (e)
Columbus, Ohio              (m)        894,077         -   1,038,617 -       894,077 1,038,617 1,932,694    43,981  1999 11/99   (e)
Fairfield, Ohio                  (o) 1,151,865         -     910,321 -     1,151,865   910,321 2,062,187    67,921  1999 10/99   (e)
Fredericksburg, Virginia             1,138,168         -     616,835 -     1,138,168   616,835 1,755,003        (c)   (d) 2/01   (c)
Grove City, Ohio                       649,962         -     978,307 -       649,962   978,307 1,628,269    72,368  1999 10/99   (e)
Jacksonville, Florida                1,313,730         -     887,733 -     1,313,730   887,733 2,201,463    56,701  1999  2/00   (e)
Jacksonville, Florida            (o)   394,026         -   1,442,752 -       394,026 1,442,752 1,836,779   147,306  1998 12/98   (e)
Pensacola, Florida          (m)  (o)   927,463         -     691,228 -       927,463   691,228 1,618,691    63,778  1978  2/99   (e)
Pineville, North Carolina            1,207,143         -   1,091,507 -     1,207,143 1,091,507 2,298,651    71,589  1999  1/00   (e)
Rock Hill, South Carolina   (m)        608,698         -     903,887 -       608,698   903,887 1,512,584    45,194  1998  7/00   (e)
Roswell, Georgia            (m)        908,635         -   1,084,536 -       908,635 1,084,536 1,993,171    42,176  2000 11/00   (e)
Union Township, Ohio                   703,734         -   1,053,632 -       703,734 1,053,632 1,757,366    35,121  2000  4/00   (e)

Rubio's Baja Grill Restaurant:
Taylorsville, Utah               (o)   889,562         -     487,475 -       889,562   487,475 1,377,037    74,471  1997  6/97   (e)

Ruby Tuesday's Restaurants:
Bartow, Florida                  (o)   416,311         -     963,488 -       416,311   963,488 1,379,799    69,424  1999 11/99   (e)
Champlin, Minnesota              (o)   505,639         -           - -       505,639        (g)  505,639        (h) 1999  3/00   (h)
Colorado Springs, Colorado       (o)   696,078         -   1,005,509 -       696,078 1,005,509 1,701,587    78,768  1999  7/99   (e)
Coral Springs, Florida           (o)   715,220         -   1,012,777 -       715,220 1,012,777 1,727,997    83,820  1999  7/99   (e)
Dillon, Colorado                 (o)   556,515         -   1,132,988 -       556,515 1,132,988 1,689,503    81,009  1999 11/99   (e)
Draper, Utah                     (o)   518,832         -           - -       518,832        (g)  518,832        (h) 1999  5/99   (h)
Independence, Missouri                 980,703         -           - -       980,703        (g)  980,703        (h) 1999  3/99   (h)
Kansas City, Missouri                  633,404         -           - -       633,404        (g)  633,404        (h) 1999  2/00   (h)
Lakeland, Florida                (o)   574,441   742,781           - -       574,441   742,781 1,317,222    77,263  1998 11/98   (e)
Lakewood, Washington             (o)   430,741         -           - -       430,741        (g)  430,741        (h) 1999  1/00   (h)
London, Kentucky                 (o)   354,415         -           - -       354,415        (g)  354,415        (h) 1997 11/97   (h)
Louisville, Kentucky             (o)         -         -           - -             -        (g)        -        (h) 1999 10/99   (h)
Orange City, Florida             (o)   719,563         -           - -       719,563        (g)  719,563        (h) 1999  4/99   (h)
Puyallup, Washington                         -         -           - -             -        (g)        -        (h) 1999  6/99   (h)
Sebring, Florida                 (o)         -         -           - -             -        (g)        -        (h) 1999  7/99   (h)
Somerset, Kentucky               (o)   545,612         -     868,606 -       545,612   868,606 1,414,218   101,221  1998  7/98   (e)
Vero Beach, Florida              (o)   536,564         -   1,267,552 -       536,564 1,267,552 1,804,116    77,462  1999  1/00   (e)

Ruth's Chris Steak House Restaurants:
King of Prussia, Pennsylvania    (o)   965,223   549,565           - -       965,223   549,565 1,514,788    83,957  1977  6/97   (e)
Tampa, Florida                   (o) 1,076,442 1,062,751           - -     1,076,442 1,062,751 2,139,194   163,711  1996  6/97   (e)

Ryan's Family Steak House Restaurant:
Spring Hill, Florida             (o)   591,371         -   1,175,273 -       591,371 1,175,273 1,766,643   197,366  1996  1/97   (e)

Saint Louis Bread Company Restaurant:
Florissant, Missouri             (o)   705,522         -     626,845 -       705,522   626,845 1,332,367   106,210  1996 12/96   (e)

Sonny's Real Pit Bar-B-Q Restaurants:
Athens, Georgia                  (o)   628,688   962,524           - -       628,688   962,524 1,591,211   114,844  1981  6/98   (e)
Conyers, Georgia                       371,021   593,171           - -       371,021   593,171   964,191    70,774  1994  6/98   (e)
Doraville, Georgia               (o)   585,461   812,822           - -       585,461   812,822 1,398,282    96,982  1990  6/98   (e)
Marietta, Georgia                (o)   527,572   870,710           - -       527,572   870,710 1,398,282   103,889  1988  6/98   (e)
Norcross, Georgia                (o)   734,105   961,287           - -       734,105   961,287 1,695,392   114,696  1986  6/98   (e)

Smyrna, Georgia                  (o)   634,379   643,323            - -      634,379   643,323 1,277,701    76,758  1981  6/98   (e)
Thomasville, Georgia             (o)   263,022         -            - -      263,022        (g)  263,022        (h) 1999 12/99   (h)
Venice, Florida                        498,746         -            - -      498,746        (g)  498,746        (h) 1978  7/99   (h)

Sophia's House of Pancakes Restaurant:
Benton Harbor, Michigan     (m)        168,583         -      876,117 -      168,583   876,117 1,044,700    82,973  1992  1/99   (e)

Sprint PCS Retail Store:
Saint Joseph, Missouri      (m)        378,786         -      388,489 -      378,786   388,489   767,275    65,824  1996  9/96   (e)

Steak & Ale Restaurants:
Altamonte Springs, Florida       (o) 1,006,396   690,731            - -    1,006,396   690,731 1,697,127    81,579  1979  6/98   (e)
Austin, Texas                    (o)   705,557         -            - -      705,557        (g)  705,557        (h) 1969  6/98   (h)
Birmingham, Alabama              (o)   715,432         -            - -      715,432        (g)  715,432        (h) 1993  6/98   (h)
College Park, Georgia            (o)   802,361         -            - -      802,361        (g)  802,361        (h) 1973  6/98   (h)
Conroe, Texas                    (o)   590,733         -            - -      590,733        (g)  590,733        (h) 1993  6/98   (h)
Greenville, South Carolina       (o)   670,594         -            - -      670,594        (g)  670,594        (h) 1976  6/98   (h)
Houston, Texas                   (o)   776,694         -            - -      776,694        (g)  776,694        (h) 1972  6/98   (h)
Houston, Texas                   (o)   964,354         -            - -      964,354        (g)  964,354        (h) 1973  6/98   (h)
Huntsville, Alabama              (o)   641,125         -            - -      641,125        (g)  641,125        (h) 1974  6/98   (h)
Jacksonville, Florida            (o)   670,491         -            - -      670,491        (g)  670,491        (h) 1977  6/98   (h)
Maitland, Florida                (o)   684,164         -            - -      684,164        (g)  684,164        (h) 1969  6/98   (h)
Memphis, Tennessee               (o)   810,316   798,412            - -      810,316   798,412 1,608,728    80,862  1979 12/98   (e)
Mesquite, Texas                  (o)   592,342         -            - -      592,342        (g)  592,342        (h) 1988  6/98   (h)
Miami, Florida                   (o)   594,142         -            - -      594,142        (g)  594,142        (h) 1974  6/98   (h)
Middletown, New Jersey           (o)   933,759   763,368            - -      933,759   763,368 1,697,127    90,158  1985  6/98   (e)
Norcross, Georgia                (o)   740,132         -            - -      740,132        (g)  740,132        (h) 1984 12/98   (h)
Orlando, Florida                 (o)   922,679   725,256            - -      922,679   725,256 1,647,936    85,656  1978  6/98   (e)
Palm Harbor, Florida             (o)   487,021         -            - -      487,021        (g)  487,021        (h) 1983  6/98   (h)
Pensacola, Florida               (o)   354,419         -            - -      354,419        (g)  354,419        (h) 1978  6/98   (h)
Tulsa, Oklahoma                  (o)   433,713         -            - -      433,713        (g)  433,713        (h) 1969  6/98   (h)

Super Smokers BBQ Restaurant:
Saint Peters, Missouri                 376,905   692,124            - -      376,905   692,124 1,069,028    60,992  1981  3/99   (e)

Taco Bell Restaurants:
Colonial Heights, Virginia       (o)   447,458   383,785            - -      447,458   383,785   831,243    35,411  1994  2/99   (e)
Hayes, Virginia                  (o)   299,870         -            - -      299,870        (g)  299,870        (h) 1994  2/99   (h)
Livingston, Tennessee            (o)   212,438         -            - -      212,438        (g)  212,438        (h) 1998 10/98   (h)
Richmond, Virginia               (o)   402,947         -            - -      402,947        (g)  402,947        (h) 1994  2/99   (h)
Richmond, Virginia               (o)   474,588   478,974            - -      474,588   478,974   953,562    44,194  1994  2/99   (e)
Richmond, Virginia               (o)   404,578   451,129            - -      404,578   451,129   855,707    41,625  1994  2/99   (e)
Saint Louis, Missouri            (o)   308,915   351,160            - -      308,915   351,160   660,075    37,457  1991 10/98   (e)
Saint Louis, Missouri            (o)   349,637         -            - -      349,637        (g)  349,637        (h) 1991 10/98   (h)
Wentzville, Missouri             (o)   339,250         -            - -      339,250        (g)  339,250        (h) 2000  5/00   (h)
Williamsburg, Virginia           (o)   343,906         -            - -      343,906        (g)  343,906        (h) 1994  2/99   (h)

Taco Bell/Pizza Hut Restaurants:
Arlington, Texas                       276,616         -      589,368 -      276,616   589,368   865,984    26,149  2000  8/00   (e)
Dallas, Texas                          355,763         -      496,898 -      355,763   496,898   852,661    27,605  2000  4/00   (e)
Dallas, Texas                    (o)   335,174   694,862            - -      335,174   694,862 1,030,036    54,690  1997  7/99   (e)
Dallas, Texas                          185,095         -      631,760 -      185,095   631,760   816,856        (c)   (d) 2/01   (c)

Texas Roadhouse Restaurants:
Ammon, Idaho                     (o)   504,934         -      829,740 -      504,934   829,740 1,334,674    56,755   1999 12/99  (e)
Arvada, Colorado                 (o)   538,204         -    1,149,066 -      538,204 1,149,066 1,687,270    48,581   2000  9/00  (e)
Aurora, Colorado                 (o)   656,917         -    1,208,688 -      656,917 1,208,688 1,865,605    73,055   1999  3/00  (e)
Cedar Rapids, Iowa               (o)   581,847         -    1,135,505 -      581,847 1,135,505 1,717,352    63,084   2000  5/00  (e)
College Station, Texas           (o)   520,037         -    1,074,176 -      520,037 1,074,176 1,594,213    53,709   2000  6/00  (e)
Concord, North Carolina          (o)   664,266         -      987,133 -      664,266   987,133 1,651,400    52,163   2000  5/00  (e)
Dickson City, Pennsylvania       (o)   596,439         -    1,078,721 -      596,439 1,078,721 1,675,160     9,309   2000 11/00  (e)
Gastonia, North Carolina         (o)   235,195         -    1,115,831 -      235,195 1,115,831 1,351,026    76,328   1999 12/99  (e)
Hickory, North Carolina          (o)   560,423         -    1,032,294 -      560,423 1,032,294 1,592,717    74,288   1999  9/99  (e)
Joliet, Illinois                 (o)   535,714         -    1,290,109 -      535,714 1,290,109 1,825,823    61,997   2000  7/00  (e)
Shively, Kentucky                (o)   713,534   995,529            - -      713,534   995,529 1,709,064    71,096   1998 11/99  (e)

TGI Friday's Restaurants:
El Paso, Texas                         599,160         -            - -      599,160        (g)  599,160        (h)  1992  8/98  (h)
Goodyear, Arizona                (o)   967,242         -    1,726,827 -      967,242 1,726,827 2,694,069   107,892   1999  2/00  (e)
Henderson, Nevada                (o) 1,385,425         -            - -    1,385,425        (g)1,385,425        (h)  1999 10/99  (h)
Independence, Missouri           (o)   856,278         -            - -      856,278        (g)  856,278        (h)  1999  3/99  (h)
Lakeland, Florida                      517,979         -    1,276,692 -      517,979 1,276,692 1,794,670    11,480   1993  7/99  (e)
Leawood, Kansas                  (o) 2,459,048         -            - -    2,459,048        (g)2,459,048        (h)  2000  6/00  (h)
Mesa, Arizona                    (o)   914,342         -            - -      914,342        (g)  914,342        (h)  1997  5/98  (h)
Shawnee, Kansas                  (o)   884,743         -            - -      884,743        (g)  884,743        (h)  1999  3/00  (h)
Temecula, California             (o) 1,239,565         -            - -    1,239,565        (g)1,239,565        (h)  1999 12/99  (h)
Union City, California           (o) 1,213,121         -            - -    1,213,121        (g)1,213,121    13,552   1999  4/00  (e)

Tiffany's Restaurant:
Woodson Terrace, Missouri   (m)      744,126           -    1,221,749 -      744,126 1,221,749 1,965,875    61,087   1994  5/99  (e)

Tin Alley Grill Restaurants:
Crystal, Minnesota               (o) 370,667     431,642           -  -      370,667   431,642   802,309    61,090   1981 10/97  (e)
Gloucester, New Jersey           (o) 422,489     528,849           -  -      422,489   528,849   951,338    74,847   1981 10/97  (e)

TropiGrill Restaurants:
Altamonte Springs, Florida       (o) 548,886     700,855           -  -      548,886   700,855 1,249,741    74,043   1994  9/98  (e)
Orlando, Florida                 (o) 618,372     631,369           -  -      618,372   631,369 1,249,741    66,702   1994  9/98  (e)

Village Inn Restaurant:
Omaha, Nebraska                  (o) 511,811     756,304           -  -      511,811   756,304 1,268,115    52,809   1989 10/99  (e)

Wendy's Old Fashioned Hamburgers Restaurants:
Atascadero, California         (o)   485,625            -     705,993  -     485,625   705,993 1,191,618    34,425   2000  7/00  (e)
Camarillo, California          (o)   640,066            -     688,918  -     640,066   688,918 1,328,984   126,207   1996  7/96  (e)
Knoxville, Tennessee           (o)   358,027            -     444,622  -     358,027   444,622   802,649    81,455   1996  5/96  (e)
Knoxville, Tennessee           (o)   555,813            -     442,025  -     555,813   442,025   997,838    49,420   1998  8/98  (e)
Paso Robles, California        (o)   489,097            -     735,631  -     489,097   735,631 1,224,728    52,995   1999  9/99  (e)
Westlake Village, California   (o)   841,374            -     699,082  -     841,374   699,082 1,540,456    85,438   1998  5/98  (e)

     TOTAL:                      328,869,201  179,951,994 195,250,146  - 328,869,201 375,202,139 704,071,340 36,007,162
                                 ===========  =========== ===========    =========== =========== =========== ==========

Property of Joint Venture in Which
   the Company has a 59.22% Interest
   and has Invested in Under
   an Operating Lease:

Bennigan's Restaurant:
Orlando, Florida                     708,297           -   1,008,108  -      708,297 1,008,108 1,716,405   105,690   1998 11/98  (e)
                                     =======               =========         ======= ========= =========   =======


Properties the Company
has invested in Under
Direct Financing Leases:

Applebee's Restaurants:
Freeport, Illinois             (o)   197,631     1,008,908           -  -         (g)       (g)       (g)       (i)  1996  2/99  (i)
Moscow, Idaho                             --             -   1,238,460  -         (g)       (g)       (g)       (h)  1999  8/99  (h)
Rockford, Illinois             (o)         -     1,096,139           -  -         (g)       (g)       (g)       (h)  1996  1/99  (h)
Tullahoma, Tennessee           (o)   324,362     1,009,364           -  -         (g)       (g)       (g)       (i)  1995  8/98  (i)

Arby's Restaurants:
Allen, Texas                   (o)         -             -     609,272  -         (g)       (g)       (g)       (h)  1999 12/99  (h)
Circleville, Ohio              (o)   310,889             -     629,853  -         (g)       (g)       (g)       (i)  1999 12/99  (i)
Grand Rapids, Michigan         (o)         -       938,296           -  -         (g)       (g)       (g)       (h)  1995  8/95  (h)
Huntsville, Alabama                        -             -     595,801  -         (j)       (g)       (g)       (h)  1978 12/99  (h)
Newark, Ohio                               -             -     339,772  -         (j)       (g)       (g)       (h)  1999 12/99  (h)
The Colony, Texas              (o)         -             -     593,454  -         (g)       (g)       (g)       (h)  1999 12/99  (h)

Bennigan's Restaurants:
Bedford, Texas                 (o)         -       954,774           -  -         (g)       (g)       (g)       (h)  1986  6/98  (h)
Clearwater, Florida            (o)         -     1,043,049           -  -         (g)       (g)       (g)       (h)  1979  6/98  (h)
Colorado Springs, Colorado     (o)         -       902,872           -  -         (g)       (g)       (g)       (h)  1979  6/98  (h)
Englewood, Colorado            (o)         -     1,131,082           -  -         (g)       (g)       (g)       (h)  1984  6/98  (h)
Florham Park, New Jersey       (o)         -     1,092,401           -  -         (g)       (g)       (g)       (h)  1983  6/98  (h)
Houston, Texas                             -       985,394           -  -         (g)       (g)       (g)       (h)  1979  6/98  (h)
Jacksonville, Florida          (o)         -       819,356           -  -         (g)       (g)       (g)       (h)  1983  6/98  (h)
Jacksonville, Florida          (o)         -     1,061,339           -  -         (g)       (g)       (g)       (h)  1981  6/98  (h)
North Richland Hills, Texas    (o)         -       983,252           -  -         (g)       (g)       (g)       (h)  1979  6/98  (h)
Oklahoma City, Oklahoma                    -     1,015,084           -  -         (g)       (g)       (g)       (h)  1986  6/98  (h)
Pensacola, Florida             (o)         -       980,438           -  -         (g)       (g)       (g)       (h)  1983  6/98  (h)
Saint Louis Park, Minnesota    (o)         -     1,280,033           -  -         (g)       (g)       (g)       (h)  1976  6/98  (h)
Tampa, Florida                             -     1,324,729           -  -         (g)       (g)       (g)       (h)  1980  6/98  (h)
Winston-Salem, North Carolina  (o)   247,828       992,552           -  -         (g)       (g)       (g)       (i)  1982  6/98  (i)
Woodridge, Illinois            (o)         -       991,688           -  -         (g)       (g)       (g)       (h)  1987 12/98  (h)

Black-eyed Pea Restaurants:
Albuquerque, New Mexico    (m)             -       705,746           -  -         (j)       (g)       (g)       (h)  1993 10/97  (h)
Albuquerque, New Mexico    (m)             -       704,757           -  -         (j)       (g)       (g)       (h)  1993 10/97  (h)
Bedford, Texas             (m)             -       655,028           -  -         (j)       (g)       (g)       (h)  1993  3/97  (h)
Dallas, Texas                              -       698,827           -  -         (j)       (g)       (g)       (h)  1991 10/97  (h)
Dallas, Texas              (m)             -       655,011           -  -         (j)       (g)       (g)       (h)  1996  3/97  (h)
Dallas, Texas                              -       685,977           -  -         (j)       (g)       (g)       (h)  1994  8/99  (h)
Forestville, Maryland      (m)             -       681,034           -  -         (j)       (g)       (g)       (h)  1989 10/97  (h)
Fort Worth, Texas                          -       655,014           -  -         (j)       (g)       (g)       (h)  1991  3/97  (h)
Hendersonville, Tennessee                  -       735,005           -  -         (j)       (g)       (g)       (h)  1974  8/97  (h)
Hillsboro, Texas                           -             -     716,364  -         (g)       (g)       (g)       (h)  1996 10/97  (h)
Oklahoma City, Oklahoma                    -       651,523           -  -         (j)       (g)       (g)       (h)  1992  3/97  (h)
Phoenix, Arizona                           -       677,681           -  -         (g)       (g)       (g)       (h)  1991  9/97  (h)
Phoenix, Arizona                           -       682,141           -  -         (g)       (g)       (g)       (h)  1994  9/97  (h)
Phoenix, Arizona           (m)             -       677,805           -  -         (g)       (g)       (g)       (h)  1993  9/97  (h)
Scottsdale, Arizona        (m)             -             -     823,188  -         (g)       (g)       (g)       (h)  1997  9/97  (h)
Tucson, Arizona            (m)             -       678,333           -  -         (g)       (g)       (g)       (h)  1995  9/97  (h)
Waco, Texas                (m)             -       699,815           -  -         (j)       (g)       (g)       (h)  1991 10/97  (h)

Burger King Restaurants:
Clinton, North Carolina                    -             -     696,507  -         (g)       (g)       (g)       (h)  1999  2/00  (h)
Lacey, Washington                          -       840,711           -  -         (g)       (g)       (g)       (h)  1993  1/99  (h)
Montgomery, Alabama        (m)             -       966,175           -  -         (g)       (g)       (g)       (h)  1988  1/99  (h)
Olympia, Washington                        -       920,058           -  -         (j)       (g)       (g)       (h)  1996  1/99  (h)
Port Angeles, Washington                   -       696,026           -  -         (j)       (g)       (g)       (h)  1985  1/99  (h)
Prattville, Alabama        (m)       262,664       812,946           -  -         (g)       (g)       (g)       (i)  1992  1/99  (i)
Tuskegee, Alabama          (m)       127,618       899,076           -  -         (g)       (g)       (g)       (i)  1980  1/99  (i)

Chevys Fresh Mex Restaurant:
Annapolis, Maryland                        -             -   1,540,332  -         (g)       (g)       (g)       (h)  1999 12/99  (h)

Darryl's Restaurants:
Evansville, Indiana        (m)             -       974,401           -  -         (g)       (g)       (g)       (h)  1983  6/97  (h)
Knoxville, Tennessee       (m)             -       709,047           -  -         (g)       (g)       (g)       (h)  1983  6/97  (h)
Louisville, Kentucky                       -       915,201           -  -         (g)       (g)       (g)       (h)  1983  6/97  (h)
Mobile, Alabama                            -     1,009,042           -  -         (g)       (g)       (g)       (h)  1983  6/97  (h)
Montgomery, Alabama        (m)             -       952,382           -  -         (g)       (g)       (g)       (h)  1984  6/97  (h)

Nashville, Tennessee       (m)               -     736,400           -  -         (g)       (g)       (g)       (h)  1981  6/97  (h)
Pensacola, Florida                           -     725,709           -  -         (g)       (g)       (g)       (h)  1983  6/97  (h)
Richmond, Virginia         (m)               -     775,617           -  -         (g)       (g)       (g)       (h)  1982  6/97  (h)
Richmond, Virginia                           -     650,175           -  -         (g)       (g)       (g)       (h)  1982  6/97  (h)
Winston-Salem, North Carolina                -     812,752           -  -         (g)       (g)       (g)       (h)  1978  6/97  (h)

Denny's Restaurants:
Akron, Ohio                      (o)   137,424     938,202           -  -         (g)       (g)       (g)       (i)  1992  3/99  (i)
Duncan, South Carolina           (o)         -     826,770           -  -         (g)       (g)       (g)       (h)  1992  3/99  (h)
Landrum, South Carolina          (o)         -     492,869           -  -         (g)       (g)       (g)       (h)  1992  3/99  (h)
Mooresville, North Carolina      (o)         -     736,649           -  -         (g)       (g)       (g)       (h)  1992  3/99  (h)
Tampa, Florida             (m)               -           -     715,957  -         (g)       (g)       (g)       (h)  1997  8/97  (h)
Topeka, Kansas                   (o)         -     700,166           -  -         (g)       (g)       (g)       (h)  1989  3/99  (h)
Winter Springs, Florida          (o)         -           -     886,915  -         (g)       (g)       (g)       (h)  1994  3/99  (h)

Fazoli's Restaurant:
Southaven, Mississippi           (o)         -     609,277           -  -         (g)       (g)       (g)       (h)  1999  2/99  (h)

Hardee's Restaurants:
Aynor, South Carolina            (o)    44,871     557,446           -  -         (g)       (g)       (g)       (i)  1993  3/99  (i)
Biscoe, North Carolina           (o)    60,301     519,290           -  -         (g)       (g)       (g)       (i)  1993  3/99  (i)
Columbia, Tennessee                          -     644,519           -  -         (g)       (g)       (g)       (h)  1993  3/99  (h)
Horn Lake, Mississippi                       -     622,268           -  -         (g)       (g)       (g)       (h)  1993  3/99  (h)
Iuka, Mississippi                      130,258     546,459           -  -         (g)       (g)       (g)       (i)  1993  3/99  (i)
Johnson City, Tennessee                      -     618,318           -  -         (g)       (g)       (g)       (h)  1993  3/99  (h)
Mobile, Alabama                              -     540,173           -  -         (g)       (g)       (g)       (h)  1993  3/99  (h)
Warrior, Alabama                 (o)         -     518,434           -  -         (g)       (g)       (g)       (h)  1992  3/99  (h)
West Point, Mississippi                      -     569,388           -  -         (g)       (g)       (g)       (h)  1993  3/99  (h)

International House Of Pancakes Restaurants:
Alexandria, Virginia             (o)         -     852,645           -  -         (j)       (g)       (g)       (h)  1972  5/99  (h)
Anderson, South Carolina         (o)         -     957,414           -  -         (j)       (g)       (g)       (h)  1997 10/98  (h)
Blue Bell, Pennsylvania          (o)         -     829,834           -  -         (j)       (g)       (g)       (h)  1997 10/99  (h)
Chesapeake, Virginia             (o)         -     059,499           -  -         (j)       (g)       (g)       (h)  1998 12/99  (h)
Christiansburg, Virginia         (o)         -     918,143           -  -         (j)       (g)       (g)       (h)  1998  1/00  (h)
Corpus Christi, Texas            (o)         -     864,457           -  -         (j)       (g)       (g)       (h)  1997  8/99  (h)
Crestwood, Illinois              (o)         -     935,262           -  -         (j)       (g)       (g)       (h)  1996 11/98  (h)
Elk Grove, California                       --   1,039,584           -  -         (g)       (g)       (g)       (h)  1997  8/97  (h)
Flagstaff, Arizona               (o)   293,762   1,121,276           -  -         (g)       (g)       (g)       (i)  1997  5/99  (i)
Fredericksburg, Virginia         (o)         -     972,595           -  -         (j)       (g)       (g)       (h)  1997  9/99  (h)
Hickory, North Carolina          (o)         -   1,202,183           -  -         (j)       (g)       (g)       (h)  1997  3/99  (h)
Hollywood, California            (o)         -     994,845           -  -         (g)       (g)       (g)       (h)  1996  6/97  (h)
Houston, Texas                   (o)         -   1,017,365           -  -         (j)       (g)       (g)       (h)  1997  7/99  (h)
Houston, Texas                   (o)         -     764,708           -  -         (j)       (g)       (g)       (h)  1998  1/00  (h)
Loveland, Colorado               (o)         -     963,597           -  -         (g)       (g)       (g)       (h)  1997  8/97  (h)
Maryville, Tennessee             (o)   243,825     963,231           -  -         (g)       (g)       (g)       (i)  1997 12/98  (i)
Montgomery, Alabama              (o)         -     843,378           -  -         (j)       (g)       (g)       (h)  1998 11/99  (h)
Pittsburg, California            (o)         -   1,014,264           -  -         (j)       (g)       (g)       (h)  1998  4/99  (h)
Plano, Texas                     (o)         -     982,443           -  -         (j)       (g)       (g)       (h)  1997  9/99  (h)
Salem, New Hampshire             (o)         -     779,153           -  -         (j)       (g)       (g)       (h)  1997  4/99  (h)
San Antonio, Texas               (o)         -   1,081,335           -  -         (j)       (g)       (g)       (h)  1997  6/99  (h)
Tuscaloosa, Alabama              (o)         -     930,720           -  -         (j)       (g)       (g)       (h)  1998  8/99  (h)
Victoria, Texas                  (o)         -     814,015           -  -         (g)       (g)       (g)       (h)  1997  8/97  (h)
Virginia Beach, Virginia         (o)         -   1,013,830           -  -         (j)       (g)       (g)       (h)  1997  4/99  (h)
Warner Robins, Georgia           (o)         -     833,493           -  -         (j)       (g)       (g)       (h)  1997  8/99  (h)

KFC Restaurants:
Baton Rouge, Louisiana                       -           -     578,860  -         (g)       (g)       (g)       (h)  2000  8/00  (h)
Port Allen, Louisiana            (o)         -     952,737           -  -         (g)       (g)       (g)       (h)  1996  5/99  (h)
Putnam, Connecticut                          -     530,846           -  -         (g)       (g)       (g)       (h)  1997  7/97  (h)

NI's International Buffet Restaurant:
Eastlake, Ohio                         256,332   1,473,307           -  -         (g)       (g)       (g)       (i)  1996 12/96  (i)

Popeye's Famous Fried Chicken Restaurant:
Starke, Florida                  (o)   208,910     427,066           -  -         (g)       (g)       (g)       (i)  1997  9/97  (i)

Red Robin Restaurant:
Columbus, Ohio                               -           -   1,397,822  -         (g)       (g)       (g)       (h)  1999  1/00  (h)

Ruby Tuesday's Restaurants:
Champlin, Minnesota              (o)         -           -   1,151,835  -         (g)       (g)       (g)       (h)  1999  3/00  (h)
Draper, Utah                     (o)         -           -   1,036,077  -         (g)       (g)       (g)       (h)  1999  5/99  (h)
Independence, Missouri                       -           -     554,092  -         (g)       (g)       (g)       (h)  1999  3/99  (h)
Kansas City, Missouri                        -           -   1,115,425  -         (g)       (g)       (g)       (h)  1999  2/00  (h)
Lakewood, Washington                         -           -   1,127,476  -         (g)       (g)       (g)       (h)  1999  1/00  (h)
London, Kentucky                 (o)         -           -     845,249  -         (g)       (g)       (g)       (h)  1997 11/97  (h)
Louisville, Kentucky             (o)         -           -   1,072,199  -         (j)       (g)       (g)       (h)  1999 10/99  (h)
Orange City, Florida             (o)         -           -   1,047,180  -         (g)       (g)       (g)       (h)  1999  4/99  (h)
Puyallup, Washington                         -           -     934,118  -         (j)       (g)       (g)       (h)  1999  6/99  (h)
Sebring, Florida                 (o)   230,901           -     775,843  -         (g)       (g)       (g)       (i)  1999  7/99  (i)
Saint George, Utah                           -           -     895,583  -         (j)       (g)       (g)       (h)  1999  9/99  (h)

Sonny's Real Pit Bar-B-Q Restaurants:
Thomasville, Georgia             (o)         -           -     988,618  -         (g)       (g)       (g)       (h)  1999 12/99  (h)
Venice, Florida                              -   1,004,407           -  -         (g)       (g)       (g)       (h)  1978  7/99  (h)

Steak & Ale Restaurants:
Austin, Texas                    (o)         -     745,609           -  -         (g)       (g)       (g)       (h)  1969  6/98  (h)
Birmingham, Alabama                          -     681,623           -  -         (g)       (g)       (g)       (h)  1993  6/98  (h)
College Park, Georgia            (o)         -     909,525           -  -         (g)       (g)       (g)       (h)  1973  6/98  (h)
Conroe, Texas                    (o)         -   1,032,606           -  -         (g)       (g)       (g)       (h)  1993  6/98  (h)

Greenville, South Carolina       (o)         -   1,180,342           -  -         (g)       (g)       (g)       (h)  1976  6/98  (h)
Houston, Texas                   (o)         -   1,092,606           -  -         (g)       (g)       (g)       (h)  1972  6/98  (h)
Houston, Texas                   (o)         -     978,733           -  -         (g)       (g)       (g)       (h)  1973  6/98  (h)
Huntsville, Alabama              (o)         -     810,041           -  -         (g)       (g)       (g)       (h)  1974  6/98  (h)
Jacksonville, Florida                        -     879,060           -  -         (g)       (g)       (g)       (h)  1977  6/98  (h)
Maitland, Florida                (o)         -     791,599           -  -         (g)       (g)       (g)       (h)  1969  6/98  (h)
Mesquite, Texas                  (o)         -     908,017           -  -         (g)       (g)       (g)       (h)  1988  6/98  (h)
Miami, Florida                   (o)         -   1,176,774           -  -         (g)       (g)       (g)       (h)  1974  6/98  (h)
Norcross, Georgia                (o)         -     966,814           -  -         (g)       (g)       (g)       (h)  1984 12/98  (h)
Palm Harbor, Florida             (o)         -     816,569           -  -         (g)       (g)       (g)       (h)  1983  6/98  (h)
Pensacola, Florida               (o)         -     826,191           -  -         (g)       (g)       (g)       (h)  1978  6/98  (h)
Tulsa, Oklahoma                  (o)         -   1,067,543           -  -         (g)       (g)       (g)       (h)  1969  6/98  (h)

Taco Bell Restaurants:
Hayes, Virginia                  (o)         -     443,302           -  -         (g)       (g)       (g)       (h)  1994  2/99  (h)
Livingston, Tennessee            (o)         -           -     436,198  -         (g)       (g)       (g)       (h)  1998 10/98  (h)
Richmond, Virginia               (o)         -     575,079           -  -         (g)       (g)       (g)       (h)  1994  2/99  (h)
Saint Louis, Missouri            (o)         -     471,686           -  -         (g)       (g)       (g)       (h)  1991 10/98  (h)
Wentzville, Missouri             (o)         -           -     589,290  -         (g)       (g)       (g)       (h)        5/00  (h)
Williamsburg, Virginia           (o)         -     438,410           -  -         (g)       (g)       (g)       (h)  1994  2/99  (h)

Texas Roadhouse Restaurant:
Fayetteville, North Carolina                 -     944,114           -  -         (j)       (g)       (g)       (h)  1998  2/99  (h)

TGI Friday's Restaurants:
El Paso, Texas                               -   1,089,566           -  -         (g)       (g)       (g)       (h)  1992  8/98  (h)
Henderson, Nevada                (o)         -           -   1,973,551  -         (g)       (g)       (g)       (h)  1999 10/99  (h)
Independence, Missouri           (o)         -           -   1,664,913  -         (g)       (g)       (g)       (h)  1999  3/99  (h)
Leawood, Kansas                  (o)         -           -   1,430,005  -         (g)       (g)       (g)       (h)  2000  6/00  (h)
Mesa, Arizona                    (o)         -           -   1,440,217  -         (g)       (g)       (g)       (h)  1997  5/98  (h)
Shawnee, Kansas                  (o)         -           -   1,748,685  -         (g)       (g)       (g)       (h)  1999  3/00  (h)
Temecula, California             (o)         -           -   1,476,765  -         (g)       (g)       (g)       (h)  1999 12/99  (h)
Union City, California           (o)         -           -   1,984,765  -         (g)       (g)       (g)            1999  4/00  (h)

TGI Friday's/Redfish Looziana Roadhouse Restaurant:
San Diego, California            (o) 2,399,895           -   3,646,084  -         (g)       (g)       (g)       (i)  1998  3/99  (i)

Wendy's Old Fashioned Hamburgers Restaurants:
Carmel Mountain, California      (o)         -     594,856           -  -         (j)       (g)       (g)       (h)  1997 10/98  (h)
Knoxville, Tennessee             (o)         -           -     463,995  -         (j)       (g)       (g)       (h)  1998  9/98  (h)
San Diego, California            (o)         -           -     590,058  -         (j)       (g)       (g)       (h)  1996 12/96  (h)
Santa Maria, California          (o)         -           -     699,815  -         (j)       (g)       (g)       (h)  2000  4/00  (h)
Sevierville, Tennessee           (o)         -           -     531,726  -         (j)       (g)       (g)       (h)  1996  6/96  (h)
Seymour, Tennessee               (o)         -           -     472,670  -         (j)       (g)       (g)       (h)  1998 10/98  (h)

                                  ---------------------------------------
                                  ----------------------------------------
     TOTAL:                          5,477,471 100,248,690  42,054,989  -
                                  =================== ===================


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999 are summarized as follows:

                                                                 Cost         Accumulated
                                                                (b)(m)        Depreciation
                                                              -------------   ------------
              Properties the Company has Invested
                  in Under Operating Leases:

                      Balance, December 31, 1998                400,193,650      6,242,782
                      Acquisitions (k)                          298,070,278             --
                      Depreciation expense (e)                           --      8,499,814
                                                              -------------   ------------

                      Balance, December 31, 1999              $ 698,263,928   $ 14,742,596
                      Acquisitions (k)                          114,897,263             --
                      Depreciation expense (e)                           --      9,697,535
                                                              -------------   ------------

                      Balance, December 31, 2000               $813,161,191   $ 24,440,131
                      Acquisitions/Dispositions/Reclasses
                       to held for sale (k)                    (109,089,851)            --
                      Depreciation expense (e)                           --     11,567,031
                                                              -------------   ------------
                      Balance December 31, 2001                $704,071,340   $ 36,007,162
                                                              =============   ============

              Property of Joint Venture in Which
                  the Company has a 59.22% Interest and
                  has Invested in Under an Operating
                  Lease:

                   Balance, December 31, 1998                 $   2,215,177   $      7,303
                   Constructing Funding
                     Adjustment                                    (498,772)            --
                   Depreciation expense                                  --         31,180
                                                              -------------   ------------

                   Balance, December 31, 1999                  $  1,716,405   $     38,483
                   Depreciation expense                                  --         33,604
                                                              -------------   ------------

                   Balance, December 31, 2000                  $  1,716,405   $     72,087
                   Depreciation Expense                                  --         33,603
                                                              -------------   ------------
                   Balance, December 31, 2001                  $1,716,405     $    105,690
                                                              =============   ============


(b) As of December 31, 2001, 2000, and 1999, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $745,344,972, $870,916,565, and $757,550,394 respectively. Substantially, all of the leases are treated as operating leases for federal income tax purposes.

(c) Property was not placed in service as of December 31, 2001; therefore, no depreciation was taken.

(d)      Scheduled for completion in 2002.

(e) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


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

(k) During the year ended December 31, 1999, the Company (i) incurred acquisition fees totaling $6,185,005, paid to the Advisor, (ii) purchased land and buildings from affiliates of the Company for an aggregate cost of approximately $39,700,000 and (iii) paid development or construction management fees to affiliates of the Company totaling $56,352. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases and other assets at December 31, 2001, 2000 and 1999. Effective with the acquisition of the Advisor in September 1999, the Company ceased incurring acquisition fees, therefore, no such fees were incurred during the years ended December 31, 2001 and 2000.

(l) For financial reporting purposes, the undepreciated cost of the following properties was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairments by recording an allowance for loss on land, building or investment in direct financing lease as of December 31, 2001. The impairments at December 31, 2001 represent the difference between the properties' carrying values and the property manager's estimate of the net realizable value of the properties based upon anticipated sales prices to interested third parties. The cost of the properties presented on this schedule is the gross amount at which the properties were carried at December 31, 2001, excluding the allowances for loss.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

(m) These properties have been impaired in the aggregate by $22,718,979 as of December 31, 2001.


(n) The Company owns a parcel of land on which two restaurants were constructed during 2001.


(o)      The property is encumbered at December 31, 2001.

                                                                                                                   Principal Amount
                                                                                                                   of Loans Subject
                                                                                                                      to Delinquent
                                                                                                                       Principal or
                                     Interest         Final         Periodic    Prior  Face Amount   Carrying Amount       Interest
   Description                         Rate        Maturity Date  Payment Term  Liens  of Mortgages  of Mortgages


    207 loans held for sale with
     original amounts ranging                     12/03/2004 to
     from $69,000 to $17,924,000  7.53% to 10.84% 10/01/2021         N/A        N/A       N/A        $ 315,834,741     $ 40,394,101

    89 loans as mortgage notes
     receivable with original
     amounts ranging from $140,000                12/01/2001 to
     to $8,475,000                3.09% to 15.00% 01/01/2021         N/A        N/A       N/A        $  80,866,098     $ 18,120,092



                                          2001           2000         1999

    Balance at beginning of period    419,903,472     63,466,474   19,631,693
    New mortgage loans                 86,630,251    370,029,447   46,738,038
    Accrued interest                     (833,527)     2,906,089      346,101
    Collection of principal              (761,778)    (7,946,989)  (2,466,072)
    Deferred financing income        (116,628,521)    (2,227,842)     (11,336)
    Unamortized loan costs                311,300       (376,164)      91,007
    Valuation loan costs               15,823,041     (6,854,932)    (551,011)
    Provision for uncollectible
     mortgage notes                    (7,743,399)       907,389     (311,946)
                                      ----------------------------------------
    Balance at end of period          396,700,839    419,903,472   63,466,474
                                      ========================================

                AMENDED AND RESTATED MASTER REPURCHASE AGREEMENT

                                                    Dated as of October 11, 2001


BETWEEN:

BANK OF AMERICA, N.A., as buyer ("Buyer", which term shall include any "Principal" as defined and provided for in Annex I), or as agent pursuant hereto ("Agent"),

CNL FINANCIAL VII, LP, as seller ("Seller")

         and

CNL FRANCHISE NETWORK, LP, as originator ("Originator").


1.       APPLICABILITY

         Buyer may, from time to time, agree to enter into transactions in which Seller transfers to Buyer Eligible Assets against the transfer of funds by Buyer, with a simultaneous agreement by Buyer to transfer to Seller such Purchased Assets at a date certain, against the transfer of funds by Seller. Each such transaction shall be referred to herein as a "Transaction", and, unless otherwise agreed in writing, shall be governed by this Agreement.

         This Agreement amends and restates that certain Master Repurchase Agreement, dated as of June 16, 2000, as amended by certain amendments dated as of June 8, 2001, June 13, 2001 and August 13, 2001, among Buyer, Seller and Originator.

2.       DEFINITIONS AND INTERPRETATION

a)       Defined Terms.

         "Accepted Servicing Standards" shall have the meaning assigned thereto in the Custody Agreement.

         "Additional Purchased Assets" shall have the meaning assigned thereto in Section 6(a) hereof. The term "Additional Purchased Assets" shall also include the Repo Deposit Amount (as defined in the CNL APF Guaranty) paid by CNL APF to Buyer pursuant to the terms of the CNL APF Guaranty; provided, however, that the Repo Deposit Amount shall not be included in the Market Value of any or all Purchased Assets for purposes of calculating either a Purchase Price for any Purchase Date or any margin maintenance under Section 6 herein.

         "Adjusted Tangible Net Worth" means the net worth of Originator as determined in accordance with GAAP, minus the sum of all intangibles (as determined in accordance with GAAP) other than originated and purchased servicing rights; provided, however, whether or not required by GAAP, the Adjusted Tangible Net Worth of the Originator shall not be reduced by charges to comprehensive net income pursuant to FAS No. 133 and relating to (i) Cash Flow Hedges and (ii) all other hedging arrangements with respect to the Purchased Assets (other than Net Lease Loans) to the extent that such charges related to such other hedging arrangements do not exceed $2,000,000 per quarter.

         "Affiliate" means, with respect to any specified Person, any other Person controlling or controlled by or under common control with such specified Person. For the purposes of this definition, "control" means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting equity, by contract or otherwise.

         "Agent" means Bank of America, N.A. or any successor.

         "Agreement"   means  this  Amended  and  Restated   Master   Repurchase
         Agreement, as it may be amended, supplemented or otherwise modified from time to time.

         "Appraisal" means, with respect to a Rehab Loan, an appraisal of the related Mortgaged Property securing a Rehab Loan (i) from a professional real estate appraiser who (A) is a member in good standing of the Appraisal Institute and (B) if the state in which the subject Mortgaged Property is located certifies or licenses appraisers, is certified or licensed in such state, (ii) conducted in accordance with the standards of the Appraisal Institute, and (iii) performed within three months of the later of (A) the date on which the related Loan became a Rehab Loan and (B) the date such Appraisal is delivered to the Buyer, or such other form of appraisal approved by the Buyer in its sole discretion.

         "ARM Loans" means the Loans set forth in Exhibit D hereto, as such list may be amended from time to time to delete any such Loans that are not the subject of a Transaction hereunder.

         "Bill of Sale" means a document duly executed by Seller with respect to each delivery of documents relating to the Purchased Assets to Custodian in the form attached to the Custody Agreement.

         "Borrower" means the obligor or obligors on a Note, including any Person that has acquired the related collateral and assumed the obligations of the original obligor or obligors under the Note and, in the case of Net Lease Loans, the Tenant of the related Mortgaged Property.

         "Borrower Group" means (i) the Borrowers with respect to any group of Loans that are cross- defaulted, cross-collateralized or both or (ii) Borrowers that are Affiliates of each other.


         "Borrower/Guarantor FCCR" means, with respect to each Loan for any period, the ratio of (a) the sum of Borrower's and, if applicable, guarantor's (to the extent not already consolidated with Borrower's)
         (i) pre-tax income (less non-recurring income for such period), (ii) interest expense, (iii) all non-cash amounts in respect of depreciation and amortization and (iv) non-recurring expenses approved by Originator, (v) discretionary management fees, and (vi) all operating lease or rent expense, to (b) the sum of Borrower's and, if applicable, guarantor's (i) interest payments on any debt, (ii) current portion of principal on any debt, (iii) current portion of capital lease obligations, and (iv) all operating lease or rent expense for such period.

         "Business  Day" means any day other  than (i) a  Saturday  or Sunday or
         (ii) a day upon which the New York Stock Exchange, the Federal Reserve Bank of New York or the Custodian is obligated by law or executive order to be closed.

         "Buyer's Margin Amount" means, with respect to any Transaction as of any date of determination, the amount obtained by application of Buyer's Margin Percentage to the Repurchase Price for such Transaction as of such date.

         "Buyer's Margin Percentage" shall have the meaning assigned thereto in the Side Letter.

         "Cash Flow Hedges" means cash flow hedging transactions with respect to Net Lease Loans.

         "Change in Law" means (a) the adoption of any law, rule or regulation after the date of this Agreement,(b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by Buyer (or any Affiliate of Buyer) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.

         "CNL APF" means CNL APF Partners, LP or any successor.

         "CNL APF Guaranty" means the Guaranty of CNL APF in favor of the Buyer, dated as of October 11, 2001.

         "CNL Retained Loans" shall mean Loans identified on Exhibit F attached hereto.

         "Code" shall mean the Internal Revenue Code of 1986, as amended.

         "Collateral" shall have the meaning assigned thereto in Section 8 hereof.

         "Collateral Agency Agreement" means the Collateral Agency Agreement, dated as of June 16, 2000, as amended, between Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank National Association, as collateral agent, and Originator.

         "Collection Account" shall have the meaning assigned thereto in the Custody Agreement.

         "Commitment Fee" shall have the meaning assigned thereto in the Side Letter.

         "Computer Tape" means a computer tape or other electronic medium generated by or on behalf of Seller and delivered to Buyer and Custodian which provides information relating to the Program Assets, including the information set forth in the Loan Schedule, in a format acceptable to Buyer.

         "Concept" means any of the franchise concepts set forth in Exhibit B hereto, as such list may be amended from time to time with the written consent of the Buyer, provided that the Buyer shall respond to any request to amend such list within two weeks after its receipt of any such request, provided that Buyer shall have the right to remove any Concept previously listed on Exhibit B or otherwise previously approved, with thirty days prior notice to Seller, if Buyer determines in its sole discretion (exercised in good faith) that such concept should no longer be considered an approved Concept; provided further, that with respect to any Concept that Buyer determines should no longer be considered an approved Concept or that Buyer removes from Exhibit B, Buyer shall not withdraw its approval to purchase a Loan secured by Mortgaged Property operated as such Concept if Buyer has already approved the purchase of such Loan under a Transaction.

         "Confirmation" shall have the meaning assigned thereto in Section 4(b) hereof.

         "Construction Loan" means a type of Mortgage Loan or Net Lease Loan with respect to which (i) the Loan proceeds are received by the Borrower in a series of disbursements and used to pay the costs of construction of a new or remodeled franchise facility and related improvements and (ii) a certificate of occupancy relating to such construction has not been issued. A Construction Loan shall no longer be deemed a Construction Loan for the purposes of this Agreement upon the latest to occur of (such event, the "Conversion"): (i) the final disbursement of Loan proceeds to the related Borrower, (ii) the issuance of a certificate of occupancy with respect to all of the related improvements, and (iii) any amendment or modification of any of the related Loan Documents as a result of the completion of construction; provided, however, that any Loan that is initially purchased hereunder as a Construction Loan shall remain a Construction Loan solely for purposes of clause (xvi) of the definition of Eligible Asset hereunder notwithstanding the Conversion of such Loan.

         "Custody Agreement" means the Custody and Servicing Agreement, dated as of June 16, 2000, as amended, among Seller, Buyer, Originator, Servicer and Custodian.

         "Custodian" means Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association, or its successors and permitted assigns.

         "Custodian's Loan File" shall have the meaning assigned thereto in the Custody Agreement.

         "Default" means any event, that, with the giving of notice or the passage of time or both, would constitute an Event of Default.


         "Default Rate" means,  as of any date of  determination,  the lesser of
         (i) the Pricing Rate plus 4% and (ii) the maximum rate permitted by applicable law.

         "Defaulted Loan" means a Loan that is current in respect of monthly payments due thereunder but with respect to which (i) bankruptcy or insolvency proceedings have been commenced by or against the related Borrower, (ii) the Servicer has declared such Loan to be in default or
         (iii) there has occurred any other material default or event of default (however defined) under the related Note, Mortgage or related agreements; provided, however, that a breach of a fixed charge coverage ratio covenant shall not, in and of itself, be deemed a material default.

         "Delinquent Loan" means a Loan for which any related payment has not been received on or before the date forty-five (45) days after the date on which such payment is due pursuant to the related Note, provided that a Delinquent Loan shall remain a Delinquent Loan until the related Borrower cures such delinquency and makes four successive monthly payments on a timely basis, including any related grace period.

         "Documented Rehab Loan" means a Rehab Loan that (A) is subject to (and in compliance with) fully executed modification documents providing for the cure of any related delinquency and/or default, (B) is an REO Loan,
         (C) is subject to a final court judgment with respect to a foreclosure, bankruptcy or similar proceeding, (D) is subject to a plan of reorganization approved by a bankruptcy court or is receiving adequate protection payments pursuant to an order of a bankruptcy court or (E) is a Net Lease Loan that was delinquent or in default due to a default by the related Tenant and such Tenant has (1) entered into modification documents providing for the cure of the related delinquency and/or default and is in compliance with such modification documents or (2) been replaced by a new Tenant, which is in occupancy and is in compliance with the related lease, and in the case of each of (A) through (E), has been approved by Buyer in its sole discretion.

         "Effective Date" shall mean the date set forth on the top of the first page of this Agreement.

         "Eligible Asset" shall have the meaning assigned thereto in the Side Letter.

         "Event of Default" shall have the meaning assigned thereto in Section 18 hereof.

         "Existing Loan" shall mean each Purchased Asset subject to Transactions under this Agreement as of the Effective Date.

         "Existing Mortgage Loan" shall mean each Mortgage Loan subject to Transactions under this Agreement as of the Effective Date and identified on Exhibit G attached hereto.

         "Exit Fee" shall have the meaning assigned thereto in the Side Letter.


         "GAAP" shall mean generally accepted accounting principles in the United States of America in effect from time to time.

         "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, or any entity exercising executive, legislative, judicial, regulatory or administrative functions over Seller.

         "Guarantee" means, as to any Person, any obligation of such Person directly or indirectly guaranteeing any Indebtedness of any other Person or in any manner providing for the payment of any Indebtedness of any other Person.

         "Hedge Counterparty": A Person (i) (A) with long-term and commercial paper or short-term deposit ratings of "P-1" by Moody's Investors Service and "A-1" by Standard & Poor's and (B) which shall agree in writing that, in the event that any of its long-term or commercial paper or short-term deposit ratings cease to be at or above "A-2" by Moody's and "A" by Standard & Poor's, it shall secure its obligations in accordance with the request of the Buyer or Buyer shall have the option to treat such failure as an Early Termination Event (as defined in the ISDA Master Agreement) by such Hedge Counterparty, (ii) that has entered into a Hedge Instrument and (iii) that is acceptable to the Buyer.

         "Hedge Instrument" means any interest rate cap agreement, interest rate floor agreement, interest rate swap agreement or other interest rate hedging agreement entered into by the Seller or Originator with a Hedge Counterparty. Each Hedge Instrument shall meet the requirements set forth in Section 37 hereof with respect thereto.

         "Hedge Report" means the weekly report, substantially in the form attached hereto as Exhibit I, delivered by Originator, or a designated third party, to Buyer and detailing each Hedge Instrument with respect to the Purchased Assets, including without limitation, the value of all such Hedge Instruments.

         "Income" means, with respect to any Program Asset at any time, any principal thereof and all interest, dividends and other collections and distributions thereon, but not including any commitment nor origination fees.


         "Indebtedness" shall mean, for any Person: (a) all obligations for borrowed money; (b) obligations of such Person to pay the deferred purchase or acquisition price of Property or services, other than trade accounts payable (other than for borrowed money) arising, and accrued expenses incurred, in the ordinary course of business so long as such trade accounts payable are payable and paid within ninety (90) days of the date the respective goods are delivered or the respective services are rendered; (c) indebtedness of others secured by a lien on the Property of such Person, whether or not the respective indebtedness so secured has been assumed by such Person; (d) obligations (contingent or otherwise) of such Person in respect of letters of credit or similar instruments issued for account of such Person; (e) capital lease obligations of such Person; (f) obligations of such Person under repurchase agreements or like arrangements; (g) indebtedness of others guaranteed on a recourse basis by such Person; (h) all obligations of such Person incurred in connection with the acquisition or carrying of fixed assets by such Person; (i) indebtedness of general partnerships of which such Person is a general partner; and (j) any other contingent liabilities of such Person.

         "Investment Company Act" means the Investment Company Act of 1940, as amended, including all rules and regulations promulgated thereunder.

         "Investment Policy Manual" means the CNL American Properties Fund, Inc. Investment Policy Manual, dated as of May, 2000, which has been approved in writing by Buyer, as the same may be amended from time to time with the Buyer's written consent, provided that the Buyer shall respond to proposed changes to the Investment Policy Manual within two weeks after its receipt of the requested change.

         "Late-CO Loan" means a Construction Loan with respect to which a final certificate of occupancy has not been issued on or before the date that is eight (8) months after the earlier of the date of the related Note and the date such Loan becomes a Program Asset.

         "LIBOR" shall mean, for each day, the rate determined by the Buyer on such date (or, in the event such day is not a Business Day, the prior Business Day) on the basis of the offered rate for one-month U.S. dollar deposits, as such rate appears on Telerate Page 3750 as of 11:00 a.m. (London time) on such date; provided that if such rate does not appear on Telerate Page 3750, the rate for such date will be determined on the basis of the offered rates of the Reference Banks for one-month U.S. dollar deposits, as of 11:00 a.m. (London time) on such date. In such event, the Buyer will request the principal London office of each of the Reference Banks to provide a quotation of its rate. If on such date, two or more Reference Banks provide such offered quotations, LIBOR shall be the arithmetic mean of all such offered quotations (rounded to the nearest whole multiple of 1/16%). If on such date, fewer than two Reference Banks provide such offered quotations, LIBOR shall be the higher of (i) LIBOR as determined on the previous LIBOR determination date and (ii) the Reserve Interest Rate. Notwithstanding the foregoing, if, under the priorities described above, LIBOR for a LIBOR determination date would be based on LIBOR for the previous LIBOR determination date for the third consecutive LIBOR determination date, the Buyer shall select an alternative comparable index (over which the Buyer has no control), used for determining one-month Eurodollar lending rates that is calculated and published (or otherwise made available) by an independent party.

         "Liquidity Facility" means the revolving liquidity facility in an aggregate principal amount not to exceed $10,000,000 pursuant to the Promissory Note and Credit Agreement (Mirror Liquidity Facility), dated as of October 9, 2001, between Originator and CNL APF.

         "Loan" means a Mortgage Loan or Net Lease Loan, in each case originated by Originator or any of its Affiliates or CNL American Properties Fund, Inc. or any of its Subsidiaries in accordance with the Investment Policy Manual.

         "Loan Allocation Table" means, with respect to each Loan, the Loan Allocation Table substantially in the form annexed hereto as Exhibit E.

         "Loan Documents" shall have the meaning assigned thereto in the Custody Agreement.

         "Loan Schedule" means the list of Loans delivered by Originator or Seller to Buyer and Custodian together with each Transaction Notice and attached by the Custodian to the Trust Receipt and setting forth as to each Loan the related Borrower name, the address of the related Mortgaged Property and the outstanding principal balance of the Loan as of the initial Purchase Date, together with any other information specified by Buyer from time to time in good faith.

         "Lockbox Agreement" means the agreement so named, in the form required by Buyer, to be entered into among Seller, Originator and Lockbox Bank.

         "Lockbox Bank" means each entity acting as a lockbox bank maintaining an account on behalf of the Buyer pursuant to a Lockbox Agreement.

         "Low FCCR Loan" means any Loan that is not in compliance with any of the following minimum fixed charge coverage ratio requirements (based on the financial information of the related Borrower, Tenant, guarantor or Note, as applicable, for the prior twelve months as of the related date of determination beginning with the twelve month period ending on September 30, 2001):

                    (i)  in   the   case   of   Mortgage    Loans,   a   minimum
                         Borrower/Guarantor FCCR of 1.2x and a minimum Note FCCR of 1.2x; and

                    (ii) in  the   case   of  Net   Lease   Loans,   a   minimum
                         Borrower/Guarantor FCCR of 1.1x and a minimum Note FCCR of 1.1x, to the extent that the related Tenant is required to provide note level data to Seller or Originator.

         With respect to any Borrower, Tenant, guarantor or Note, as applicable, for which insufficient financial data is available to determine the foregoing ratios based on a trailing twelve month period, the related Borrower/Guarantor FCCR or Note FCCR shall be determined using financial data from the first nine months of the fiscal year of the related date of determination; provided, however, that if neither twelve months nor nine months of financial data is available, the related Borrower/Guarantor FCCR or Note FCCR shall be determined using financial data as of the most recent fiscal year end; provided, further, that with respect to those Loans for which neither twelve months nor nine months of financial data is available (except with respect to Loans secured by newly constructed or newly acquired Mortgaged Property), if the related Borrower/Guarantor FCCR or Note FCCR is based on only first or second quarter (of the fiscal year of the related date of determination) financial statements and is less than 1.0x, such Loans shall be Low FCCR Loans.

         "Margin Call" As defined in Section 6(a).

         "Margin Deficit" shall have the meaning assigned thereto in Section 6(a) hereof.

         "Market Value" means (i) with respect to any Program Asset that is an Eligible Asset, as of any date of determination, the market price as determined by Buyer in its sole discretion, and (ii) with respect to a Program Asset that is not an Eligible Asset, zero.

         "Master Contribution Agreement" means the Amended and Restated Master Contribution Agreement, dated as of October 11, 2001, among CNL Franchise Network, LP, CNL Financial LP Holding, LP and Seller.

         "Master Letter for Securitizations" means the Master Letter for Securitizations, dated as of June 16, 2000, among Banc of America Securities LLC, CNL American Properties Fund, Inc., Originator and CNL APF.

         "Master Loan Agreement" means the Master Loan Agreement, dated as of June 16, 2000, between CNL Funding 2001-A, LP and Originator, as amended, supplemented, modified or restated from time to time, and any other master loan purchase agreement between Originator and a Net Lease Borrower approved by Buyer from time to time.

         "Material Adverse Change" means, with respect to a Person, any material adverse change in the business, condition (financial or otherwise), operations, performance, properties taken as a whole or prospects of such Person.

         "Material Adverse Effect" means (a) a Material Adverse Change with respect to Seller or Seller and its Affiliates that are party to any Program Document taken as a whole; (b) a material impairment of the ability of Seller or any Affiliate that is a party to any Program
         Document to perform under any Program Document and to avoid any Event of Default;(c) a material adverse effect upon the legality, validity, binding effect or enforceability of any Program Document against Seller or any Affiliate that is a party to any Program Document; or (d) a material adverse effect upon the value or marketability of any Program Asset.

         "Maximum Aggregate Purchase Price" means $325,000,000; provided, however, that during the period beginning on January 1, 2002 and ending on March 31, 2002, the Maximum Aggregate Purchase Price shall mean $300,000,000; provided, further, that after March 31, 2002, the Maximum Aggregate Purchase Price shall mean $275,000,000.

         "Maximum Aggregate Rehab Purchase Price" means $25,000,000.

         "Mortgage" means a mortgage, deed of trust, or other instrument that creates a lien on the related Mortgaged Property and secures a Note.


         "Mortgage Loan" means a Loan (other than a Net Lease Loan or 1031 Loan) secured by a valid and enforceable, first priority lien on Mortgaged Property used in the operation of a franchise facility.

         "Mortgaged Property" means, with respect to a Mortgage Loan or Net Lease Loan, the related Borrower's fee and/or leasehold interest in real property (including all improvements, buildings, fixtures, leases and building equipment and personal property located thereon or used in connection therewith, and all additions, alterations and replacements made at any time with respect to the foregoing), and all other collateral securing repayment of the debt evidenced by the related Note and the related Borrower's interest therein.

         "Net Lease Borrower" shall have the meaning specified in Section 13(g)(a) herein.

         "Net Lease Loan" means a Loan to a Net Lease Borrower for the purpose of financing the related Mortgaged Property by such Affiliate subject to a net lease or in connection with a sale-leaseback or net lease transaction with the related Tenant, which Loan is secured by a valid and enforceable, first priority lien on the related Mortgaged Property; provided, however, that on and after January 1, 2002, all Net Lease Loans shall be (i)(A) Tier I or Tier II Loans with a minimum lease rate of 9.0% (or such other rate as the Buyer may approve in its sole discretion) or (B) in the Buyer's sole discretion, Tier III or Tier IV Loans with a minimum lease rate of 9.5% (or such other rate as the Buyer may approve in its sole discretion), and (ii) secured by Mortgaged Property capable of being exchanged for "like kind" property, as defined in Section 1031 of the Code, in the 1031 tax-free exchange market; provided, further, that on and after January 1, 2002, all references to "1031 Loans" herein or in the Program Documents shall be deemed to be references to "Net Lease Loans."

         "Netting Agreement" means the Master Collateral Security and Netting Agreement dated as of June 16, 2000 among Buyer and certain Affiliates and the Originator and certain Affiliates.

         "90+ Delinquent Loan" means a Delinquent Loan for which the related payment has not been received on or before the date that is ninety-one or more days after the date on which such payment is due pursuant to the related Note.

         "Non-Documented Rehab Loan" means a Rehab Loan that is not a Documented Rehab Loan.

         "Non-Securitizable Loan" means any Construction Loan, Late-CO Loan, CNL Retained Loan, ARM Loan, Low FCCR Loan, Delinquent Loan, Defaulted Loan, 60+ Delinquent Loan, 90+ Delinquent Loan, Rehab Loan or any other Loan that the Buyer determines in its sole discretion is not securitizable; provided, that prior to January 1, 2002, all 1031 Loans shall be Non-Securitizable Loans.

         "Note" means, with respect to any Loan, the related promissory note together with all riders thereto and amendments thereof or other evidence of indebtedness of the related Borrower.

         "Note FCCR" means, with respect to each Loan for any period, the ratio of (a) the sum, with respect to each Mortgaged Property securing the related Note, of (i) pre-tax income (less non-recurring income for such period), (ii) interest expense, (iii) all non-cash amounts in respect of depreciation and amortization and (iv) non-recurring expenses approved by Originator, (v) discretionary management fees, and (vi) all operating lease or rent expense, to (b) the sum, with respect to each Mortgaged Property securing the related Note, of (i) interest payments on any debt, (ii) the current portion of principal on any debt, (iii) current portion of capital lease obligations, and (iv) all operating lease or rent expense for such period; provided, that, with respect to each Note secured by multiple Mortgaged Properties, the Note FCCR shall be calculated using the aggregate of the above amounts for each Mortgaged Property.

         "Notice Date" shall have the meaning assigned thereto in Section 4 hereof.

         "Obligations" means (a) all of Seller's obligation to pay the Repurchase Price on the Repurchase Date, and other obligations and liabilities of Seller and Servicer, to Buyer, its Affiliates or Custodian arising under, or in connection with, the Program Documents or otherwise, whether now existing or hereafter arising; (b) any and all sums paid by Buyer or on behalf of Buyer pursuant to the Program Documents in order to preserve any Program Asset or its interest therein; (c) in the event of any proceeding for the collection or enforcement of any of Seller's or Servicer's indebtedness, obligations or liabilities referred to in clause (a), the reasonable expenses of retaking, holding, collecting, preparing for sale, selling or otherwise disposing of or realizing on any Program Asset, or of any exercise by Buyer or such Affiliate of its rights under the related agreements, including without limitation, reasonable attorneys' fees and disbursements and court costs; and (d) all of Seller's and Servicer's indemnity obligations to Buyer or Custodian or both pursuant to the Program Documents.

         "Originator" means CNL Franchise Network, LP, a Delaware limited partnership, and its permitted successors and assigns.

         "Originator Guaranty" means the Amended and Restated Guaranty of the Originator in favor of the Buyer, dated as of October 11, 2001.

         "Partnership Agreement" means the CNL Franchise Network, LP limited partnership agreement, dated as of June 16, 2000, among CNL Franchise Network GP Corp., CNL Franchise Network LP Corp. and CNL Financial Group, Inc.

         "Performing Rehab Loan" means a Documented Rehab Loan (other than an REO Loan) with respect to which the related Borrower has made all related payments for three or more months; provided, however, that with respect to a Non-Documented Rehab Loan, if a Borrower has made all related payments pursuant to a workout plan evidenced by a "termsheet" approved by Buyer in its sole discretion, then such payments shall apply towards such three-month period so long as modification documents consistent with such term sheet are executed in connection therewith; provided, further, that no Non-Documented Rehab Loan shall be a Performing Rehab Loan.


         "Person" shall mean any legal person, including any individual, corporation, partnership, association, joint-stock company, trust, limited liability company, unincorporated organization, governmental entity or other entity of similar nature.

         "Price Differential" means, with respect to each Transaction as of any date, the aggregate amount obtained by daily application of the Pricing Rate for such Transaction to the Purchase Price on a 360-day-per-year basis for the actual number of days during the period commencing on (and including) the Purchase Date and ending on (but excluding) the date of determination (reduced by any amount of such Price Differential in respect of such period previously paid by Seller to Buyer) with respect to such Transaction.

         "Pricing Rate" means the per annum percentage rate for determination of the Price Differential as set forth in Section 3(b) hereof or as otherwise set forth in the Confirmation.

         "Prime Rate" means the daily prime loan rate as reported in The Wall Street Journal or if more than one rate is published, the highest of such rates.

         "Principal" shall have the meaning given to it in Annex I.

         "Program Assets" means, as of any date of determination, all Purchased Assets and Additional Purchased Assets then subject to Transactions under this Agreement.

         "Program Documents" means this Agreement, the Custody Agreement, any Servicing Agreement, the Netting Agreement, the Originator Guaranty, the CNL APF Guaranty, any Securities Account Control Agreement or assignment of Hedge Instrument, the Master Contribution Agreement, the Side Letter and any other agreement entered into by Seller and/or Originator, on the one hand, and Buyer or one of its Affiliates (or Custodian on its behalf) on the other, in connection herewith or therewith.

         "Property" means any right or interest in or to property of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

         "Purchase Date" means the date on which Program Assets are to be transferred by Seller to Buyer.

         "Purchase Price" shall have the meaning assigned thereto in the Side Letter.

         "Purchased Assets" means, with respect to a Transaction, the related Loans, together with the related Records, Servicing Rights, Seller's or Originator's rights under any related Hedge Instruments, and other Collateral, such other property, rights, titles or interests as are specified on a related Transaction Notice, and all instruments, chattel paper, securities, investment property, accounts, and general intangibles comprising or relating to all of the foregoing. The term "Purchased Assets" with respect to any Transaction at any time also shall include Additional Purchased Assets delivered pursuant to Section 6(a) hereof.

         "Qualified Servicer" means any corporation, limited liability company or partnership that (i) is an established commercial loan servicer with at least five (5) years experience servicing franchise loans, (ii) has a net worth (determined in accordance with GAAP) of not less than $25,000,000, (iii) is organized and doing business under the laws of any state of the United States or the District of Columbia, (iv) satisfies the representations and warranties of the Servicer set forth in Section 5.8 of the Custody Agreement and (v) is ranked "Average" or better as a primary servicer of commercial mortgage loans by Standard & Poor's, a Division of the McGraw Hill Companies; provided that prior to the occurrence of a Servicer Termination Event or Event of Default, CNL Financial Services, LP shall be deemed to be a Qualified Servicer.

         "Records" means all instruments, agreements and other books, records, and reports and data generated by other media for the storage of information maintained by Seller or any other person or entity with respect to a Program Asset. Records shall include the Notes, any Mortgages, the Custodian's Loan Files and any other instruments necessary to document or service a Loan.

         "Reference Banks" Any leading banks selected by the Agent which are engaged in transactions in Eurodollar deposits in the international Eurocurrency market with an established place of business in London.

         "Rehab Loan" means a Loan approved by the Buyer in its sole discretion that is otherwise not an Eligible Asset hereunder or under any other lending facility with respect to which such Loan was previously financed or financeable, in either case, due to the delinquency or default status of such Loan; provided, however, that any Performing Rehab Loan with respect to which the Borrower has made all related payments for more than one year shall no longer be deemed a "Rehab Loan" and if approved by Buyer in its sole discretion shall otherwise constitute an Eligible Asset hereunder; provided, further, that no Loan shall become a Rehab Loan if such Loan formerly was a Rehab Loan.

         "REO Loan" means a Loan approved by Buyer in its sole discretion to a special purpose subsidiary of the Originator secured by a Mortgage on Mortgaged Property acquired by such subsidiary (or another Affiliate of the Originator and transferred to such subsidiary) through a foreclosure or deed-in-lieu of foreclosure for which all redemption periods and rights of appeal have expired.

         "Repurchase Date" shall have the meaning assigned thereto in Section 3(b) and shall also include the date determined by application of
         Section 19.

         "Repurchase Price" means the price at which Purchased Assets are to be transferred from Buyer to Seller upon termination of a Transaction, which will be determined in each case (including Transactions terminable upon demand) as the sum of the Purchase Price, the Price Differential and the Exit Fee, as applicable, as of the date of such determination.


         "Reserve Interest Rate" With respect to any LIBOR determination date, the rate per annum that the Agent determines to be either (i) the arithmetic mean (rounded to the nearest whole multiple of 1/16%) of the one-month U.S. dollar lending rates which New York City banks selected by the Agent are quoting on the relevant LIBOR determination date to the principal London offices of leading banks in the London interbank market or (ii) in the event that the Agent can determine no such arithmetic mean, the lowest one-month U.S. dollar lending rate which New York City banks selected by the Agent are quoting on such LIBOR determination date to leading European banks.

         "Securities Account Control Agreement" means an agreement, in form and substance acceptable to Buyer, among Seller, Originator, a securities intermediary and Buyer, pursuant to which Buyer obtains a perfected security interest in one or more Hedge Instruments.

         "Servicer" means (i) CNL Financial Services, LP, a Delaware limited partnership, or (ii) any other servicer approved by Buyer in its sole discretion.

         "Servicer Termination Event" shall have the meaning assigned thereto in the Custody Agreement.

         "Servicing Agreement" means any agreement (other than the Custody Agreement) giving rise or relating to Servicing Rights with respect to a Program Asset, including any assignment or other agreement relating to such agreement.

         "Servicing Rights" means contractual, possessory or other rights of Seller or any other Person arising under a Servicing Agreement, the Custody Agreement or otherwise, to administer or service a Program Asset or to possess related Records.

         "Side Letter" means the Third Amended and Restated Side Letter, dated as of October 11, 2001, among Seller, Originator and Buyer.

         "60+ Delinquent Loan" means a Delinquent Loan for which the related payment has not been received on or before the date that is sixty-one or more days after the date on which such payment is due pursuant to the related Note.

         "Space Lease" means a leasehold estate pursuant to which the tenant is leasing the building and/or other improvements (or a portion thereof) located on the subject real estate and the tenant does not have an ownership interest in such building or improvements.

         "Strategic Alliance Agreement" means the Strategic Alliance Agreement, dated as of June 16, 2000, as amended, among CNL American Properties Fund, Inc., CNL/CAS Corp. and Banc of America Mortgage Capital Corporation.

         "Subordinated Note Agreement" means the Senior Subordinated Note Agreement, dated as of June 16, 2000, as amended October 11, 2001, between CNL Franchise Network, LP and Banc of America Mortgage Capital Corporation.

         "Subsidiary" means, with respect to any Person, any corporation, partnership or other entity of which at least a majority of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity (irrespective of whether or not at the time securities or other ownership interests of any other class or classes of such corporation, partnership or other entity shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person.

         "Substitute Assets" has the meaning assigned thereto in Section 16(a).

         "Tenant" means the tenant of a Mortgaged Property pursuant to a lease or sub-lease of such Mortgaged Property, together with such tenant's Affiliates and any guarantor of such tenant's obligations under such lease.

         "1031 Loan" means a Net Lease Loan that is (i)(A) a Tier I or Tier II Loan with a minimum lease rate of 9.0% (or such other rate as the Buyer may approve in its sole discretion) or (B) in the Buyer's sole discretion, a Tier III or Tier IV Loan with a minimum lease rate of 9.5% (or such other rate as the Buyer may approve in its sole discretion), and (ii) secured by Mortgaged Property capable of being exchanged for "like kind" property, as defined in Section 1031 of the Code, in the 1031 tax-free exchange market and identified as a 1031 Loan in the related Loan Allocation Table.

         "Termination Date" has the meaning assigned thereto in Section 27.

         "Tier I Loan" means any Loan secured by Mortgaged Property used in the operation of a Tier I franchise Concept set forth in Schedule B hereto, as such Schedule may be amended from time to time in writing by Seller and Buyer.

         "Tier II Loan" means any Loan secured by Mortgaged Property used in the operation of a Tier II franchise Concept set forth in Schedule B hereto, as such Schedule may be amended from time to time in writing by Seller and Buyer.

         "Tier III Loan" means any Loan secured by Mortgaged Property used in the operation of a Tier III franchise Concept set forth in Schedule B hereto, as such Schedule may be amended from time to time in writing by Seller and Buyer.

         "Tier IV Loan" means any Loan secured by Mortgaged Property used in the operation of a Tier IV franchise Concept set forth in Schedule B hereto, as such Schedule may be amended from time to time in writing by Seller and Buyer.

         "Transaction" has the meaning assigned thereto in Section 1.


         "Transaction Notice" means a written request of Seller to enter into a Transaction, in the form attached to the Custody Agreement which is delivered to Buyer and Custodian.

         "Trust Receipt" means a Trust Receipt and Certification as defined in the Custody Agreement.

         "Underwriting   Package"   means,   with  respect  to  each  Loan,  the
         Transaction Summary as defined in the Investment Policy Manual.

         "Uniform Commercial Code" means the Uniform Commercial Code as in effect on the date hereof in the State of New York or the Uniform Commercial Code as in effect in the applicable jurisdiction.

         "Wet Funded Loan" means a Loan for which the related Custodian's Loan File has not been delivered to the Custodian as of the related Purchase Date.

         "Wet Funded Custodian's Loan File" shall have the meaning assigned thereto in the Custody Agreement.

         b) Capitalized terms used but not defined in this Agreement shall have the meanings assigned thereto in the Custody Agreement.

         c) Interpretation.


         Headings are for convenience only and do not affect interpretation. The following rules of this subsection (c) apply unless the context requires otherwise. The singular includes the plural and conversely. A gender includes all genders. Where a word or phrase is defined, its other grammatical forms have a corresponding meaning. A reference to a subsection, Section, Annex or Exhibit is, unless otherwise specified, a reference to a Section of, or annex or exhibit to, this Agreement. A reference to a party to this Agreement or another agreement or document includes the party's successors and permitted substitutes or assigns. A reference to an agreement or document is to the agreement or document as amended, modified, novated, supplemented or replaced, except to the extent prohibited by any Program Document. A reference to legislation or to a provision of legislation includes a modification or re-enactment of it, a legislative provision substituted for it and a regulation or statutory instrument issued under it. A reference to writing includes a facsimile transmission and any means of reproducing words in a tangible and permanently visible form. A reference to conduct includes, without limitation, an omission, statement or undertaking, whether or not in writing. An Event of Default subsists until it has been waived in writing by Buyer. The words "hereof", "herein", "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement. The term "including" is not limiting and means "including without limitation." In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including"; the words "to" and "until" each mean "to but excluding", and the word "through" means "to and including." This Agreement may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms. Unless the context otherwise clearly requires, all accounting terms not expressly defined herein shall be construed, and all financial computations required under this Agreement shall be made, in accordance with GAAP, consistently applied. References herein to "fiscal year" and "fiscal quarter" refer to such fiscal periods of Seller or Originator, as applicable. Except where otherwise provided in this Agreement any determination, statement or certificate by Buyer or an authorized officer of Buyer provided for in this Agreement is conclusive and binds the parties in the absence of manifest error. A reference to an agreement includes a security interest, guarantee, agreement or legally enforceable arrangement whether or not in writing. A reference to a document includes an agreement (as so defined) in writing or a certificate, notice, instrument or document, or any information recorded in computer disk form. Where Seller or Originator is required to provide any document to Buyer under the terms of this Agreement, the relevant document shall be provided in writing or printed form unless Buyer requests otherwise. At the request of Buyer, the document shall be provided in computer disk form or both printed and computer disk form. This Agreement is the result of negotiations among and has been reviewed by counsel to Buyer, Originator and Seller, and is the product of both parties. In the interpretation of this Agreement, no rule of construction shall apply to disadvantage one party on the ground that such party proposed or was involved in the preparation of any particular provision of this Agreement or this Agreement itself. Except where otherwise expressly stated Buyer may give or withhold, or give conditionally, approvals and consents, may be satisfied or unsatisfied, and may form opinions, make determinations and exercise discretion at its absolute discretion. Any requirement of good faith, discretion or judgment by Buyer shall not be construed to require Buyer to request or await receipt of information or documentation not immediately available from or with respect to Seller, Originator, a servicer of the Program Assets, any other Person or the Program Assets themselves.

3.       THE TRANSACTIONS

         a) Seller shall repurchase Purchased Assets from Buyer on each related Repurchase Date. Such obligation to repurchase subsists without regard to any prior or intervening liquidation or foreclosure with respect to each Purchased Asset (but liquidation or foreclosure proceeds received by Buyer shall be applied to reduce the Repurchase Price except as otherwise provided herein). Seller is obligated to obtain the Purchased Assets from Buyer or its designee (including the Custodian) at Seller's expense on (or after) the related Repurchase Date.

         b) Provided that the applicable conditions in Sections 9(a) and (b) have been satisfied, each Purchased Asset that is repurchased by Seller on the 17th day of each month (or, if such 17th day is not a Business Day, the immediately following Business Day) following the related initial Purchase Date (the day of the month so determined for each month, or any other date designated by Seller to Buyer for such a repurchase on at least one Business Day's prior notice to Buyer, a "Repurchase Date", which term shall also include the date determined by application of Section 19) shall automatically become subject to a new Transaction unless Buyer is notified by Seller at least one (1) Business Day prior to any Repurchase Date, provided that if the Repurchase Date so determined is later than the Termination Date, the Repurchase Date for such Transaction shall automatically reset to the Termination Date, and the provisions of this sentence as it might relate to a new Transaction shall expire on such date. For each new Transaction, unless otherwise agreed, (y) the accrued and unpaid Price Differential shall be settled in cash on each related Repurchase Date, and (z) the Pricing Rate shall be as set forth in the Side Letter; provided that, upon written request delivered to Buyer not less than two (2) Business Days prior to a Purchase Date, Seller may request that Buyer quote a Pricing Rate that will be a fixed percentage for the 30, 60 or 90 day period commencing on such Purchase Date; provided further, however, that not more than five (5) Transactions shall be subject to a fixed percentage Pricing Rate at any time. In the event the Pricing Rate is based on LIBOR, Agent shall establish LIBOR on each Business Day, and the Pricing Rate will change upon each change in LIBOR.

         c) If Seller repurchases Purchased Assets for which the Pricing Rate is a fixed rate on any date prior to the last day of the 30, 60 or 90 day period for which such rate is fixed or if Seller repurchases Purchased Assets on any day which is not a Repurchase Date for such Purchased Assets, Seller shall indemnify Buyer and hold Buyer harmless from any losses, costs and/or expenses which Buyer may sustain or incur arising from the reemployment of funds obtained by Buyer hereunder or from fees payable to terminate the deposits from which such funds were obtained ("Breakage Costs"), in each case for the remainder of the applicable 30, 60 or 90 day period. Buyer shall deliver to Seller a statement setting forth the amount and basis of determination of any Breakage Costs in such detail as determined in good faith by Buyer to be adequate, it being agreed that such statement and the method of its calculation shall be adequate and shall be conclusive and binding upon Seller, absent manifest error. This Section shall survive termination of this Agreement and repurchase of all Program Assets subject to Transactions hereunder.

4.       ENTERING INTO TRANSACTIONS; TRANSACTION NOTICE, CONFIRMATIONS

         a) Unless otherwise agreed, Seller or Originator shall give Buyer and Custodian at least one (1) Business Day prior notice (two (2) Business Days if Seller requests a fixed Pricing Rate) of any proposed Purchase Date (the date on which such notice is given, the "Notice Date"). On the Notice Date, Seller or Originator shall (i) request that Buyer enter into a Transaction by furnishing to Buyer and Custodian a Transaction Notice and Loan Schedule, (ii) deliver to Buyer a Computer Tape and (iii) deliver to Custodian the Custodian's Loan File or Wet Funded Custodian's Loan File for each Loan subject to such Transaction. On each Purchase Date, including any Repurchase Date on which Seller transfer Loans to Buyer, Seller shall transfer Rehab Loans and CNL Retained Loans to Buyer in separate Transactions from all other Purchased Assets.

         b) In the event that the parties hereto desire to enter into a Transaction on terms other than as set forth herein, the parties shall execute a "Confirmation" specifying such terms prior to entering into such Transaction. Any such Confirmation and the related Transaction Notice, together with this Agreement, shall constitute conclusive evidence of the terms agreed between Buyer and Seller with respect to the Transaction to which the Confirmation relates.

5.       PAYMENT AND TRANSFER

         Unless otherwise agreed, all transfers of funds hereunder shall be in immediately available funds and all Program Assets transferred shall be transferred to the Custodian pursuant to the Custody Agreement. Any Repurchase Price received by Buyer after 12:00 noon New York City time shall be applied on the next succeeding Business Day.


6.       MARGIN MAINTENANCE

         a) If at any time the aggregate Market Value of all Program Assets subject to all Transactions is less than the aggregate Buyer's Margin Amount for all such Transactions (a "Margin Deficit"), then Buyer may by notice to Seller require Seller in such Transactions, at Buyer's option, to transfer to Buyer cash or additional Eligible Assets acceptable to Buyer ("Additional Purchased Assets"), so that the cash and aggregate Market Value of the Program Assets, including any such Additional Purchased Assets, will thereupon equal or exceed such aggregate Buyer's Margin Amount (such requirement, a "Margin Call").

         b) Notice required pursuant to Section 6(a) may be given by any means provided in Section 35 hereof. Any notice given before 1:00 p.m. New York time on a Business Day shall be met, and the related Margin Call satisfied, no later than 5:00 p.m. New York time on the next succeeding Business Day; notice given after 1:00 p.m. New York time on a Business Day shall be met, and the related Margin Call satisfied, no later than 2:00 p.m. New York time on the second succeeding Business Day. The failure of Buyer, on any one or more occasions, to exercise its rights hereunder, shall not change or alter the terms and conditions to which this Agreement is subject or limit the right of Buyer to do so at a later date. Seller, Originator and Buyer each agree that a failure or delay by Buyer to exercise its rights hereunder shall not limit or waive Buyer's rights under this Agreement or otherwise existing by law or in any way create additional rights for Seller or Originator.

7.       INCOME PAYMENTS

         Where a particular term of a Transaction extends over the date on which Income is paid in respect of any Purchased Assets subject to that Transaction, such Income shall be the property of Buyer. Notwithstanding the foregoing, prior to the occurrence of an Event of Default, all Income received, whether by Seller, Originator, Buyer, Custodian, Servicer or any servicer or any other Person, in respect of the Program Assets shall be applied in accordance with
Section 4.1(c) of the Custody Agreement.

8.       SECURITY INTEREST

         Seller and Buyer intend that the Transactions hereunder be sales to Buyer of the Program Assets and not loans from Buyer to Seller secured by the Program Assets. However, in order to preserve Buyer's rights under this Agreement in the event that a court or other forum recharacterizes the Transactions hereunder as other than sales, and as security for Seller's performance of all of its Obligations, Seller hereby grants Buyer a fully perfected first priority security interest in the following property, whether now existing or hereafter acquired: the Program Assets, the Records, and all related Servicing Rights, Property, insurance, Income, accounts (including any interest of Seller in escrow accounts) and any other contract rights, payments, rights to payment (including payments of interest or finance charges), and all instruments, chattel paper, securities, investment property, accounts, and general intangibles and other assets comprising or relating to the Program Assets, any interest in the Program Assets or the servicing of the Program
Assets, any securities account, including the Collection Account, and all security entitlements to financial assets now or hereafter carried in or credited to any securities account, and any now existing or hereafter arising proceeds and distributions with respect to any of the foregoing and any other property, rights, titles or interests as are specified on a Transaction Notice (collectively, the "Collateral"). The parties acknowledge and agree that the perfection of such security interest is intended to be accomplished through possession of the related Program Assets by Buyer, the Custodian or by any other Person on Buyer's behalf, and that such possession unless otherwise agreed is for Buyer's own account and, pursuant to the Netting Agreement, the account of Buyer's Affiliates pursuant thereto.

9.       CONDITIONS PRECEDENT

         a) As conditions precedent to the first Transaction to occur on or after the Effective Date, Buyer shall have received on or before the day of such first Transaction the following, in form and substance satisfactory to Buyer and duly executed by each party thereto:

               i) The Program Documents duly executed and delivered by the parties thereto and being in full force and effect, free of any modification, breach or waiver;

               ii) Evidence that all other actions necessary or, in the opinion of Buyer, desirable to perfect and protect Buyer's interest in the Program Assets and other Collateral have been taken, including, without limitation, duly executed and filed Uniform Commercial Code financing statements on Form UCC-1;

               iii) A certified copy of Seller's and Originator's partnership or corporate resolutions, as applicable, approving the Program Documents and Transactions thereunder (either specifically or by general resolution), and all documents evidencing other necessary partnership or corporate action or governmental approvals as may be required in connection with the Program Documents;

               iv) An incumbency  certificate of the secretaries of Seller's and
          Originator's general partners certifying the names, true signatures and titles of Seller's and Originator's representatives duly authorized to request Transactions hereunder and to execute the Program Documents and the other documents to be delivered thereunder;

               v) An opinion of Seller's and Originator's counsel as to such matters as Buyer may reasonably request and in form and substance acceptable to Buyer, including without limitation true sale and non-consolidation opinions;

               vi) A copy of the Investment Policy Manual certified by an officer of the Originator's general partner;

               vii) The Originator Guaranty and the CNL APF Guaranty;

               viii) A copy of the executed Liquidity Facility documents;

               ix) Any other documents reasonably requested by Buyer.

         b) The obligation of Buyer to enter into each Transaction pursuant to this Agreement is subject to the following conditions precedent:

               i) Buyer or its designee shall have received on or before the day of a Transaction with respect to such Purchased Assets (unless otherwise specified in this Agreement) the following, in form and substance satisfactory to Buyer and (if applicable) duly executed:

                    (A) Transaction Notice, Loan Schedule and Computer Tape delivered pursuant to Section 4(a);

                    (B)  The related Trust Receipt; and

                    (C) Such certificates, customary opinions of counsel or other documents as Buyer may reasonably request, provided that such opinions of counsel shall not be required in connection with each Transaction but shall only be required from time to time as deemed necessary by Buyer in its good faith.

               ii) No Default or Event of Default shall have occurred and be continuing.

               iii) Buyer shall not have determined that the introduction of or a change in any requirement of law or in the interpretation or administration of any requirement of law applicable to Buyer has made it unlawful, and no Governmental Authority shall have asserted that it is unlawful, for Buyer to enter into Transactions with a Pricing Rate based on LIBOR.

               iv) All representations and warranties in the Program Documents shall be true and correct on the date of such Transaction.

               v) The then aggregate outstanding Purchase Price for all Program Assets, when added to the Purchase Price for the requested Transaction, shall not exceed (i) the Maximum Aggregate Purchase Price with respect to all Program Assets other than Rehab Loans and (ii) the Maximum Aggregate Rehab Purchase Price with respect to all Program Assets that are Rehab Loans.

               vi) No event or events shall have been reasonably determined by Buyer to have occurred resulting in the effective absence of a "repo market" for a period of at least two (2) consecutive days respecting loans or mortgage-backed or asset-backed securities such that Buyer is or was unable to finance or fund purchases under this Agreement through the "repo market" or Buyer's customers.

               vii) The Purchased Assets (other than 1031 Loans, ARM Loans and Rehab Loans) shall be the subject of or covered by and shall include one or more Hedge Instruments satisfactory to Buyer and Buyer shall have received satisfactory evidence that such Hedge Instruments are fully subject to a Securities Account Control Agreement or other assignment instrument to Buyer acceptable to Buyer and otherwise comply with Section 37 hereof.

               viii) Seller shall have delivered the Underwriting Package for each Loan constituting a Purchased Asset in such Transaction to Buyer not less than three (3) Business Days prior to the date of the related Transaction Notice, and Buyer shall have approved each such Loan in its sole discretion. Buyer agrees that it shall notify Seller of its approval or disapproval of each proposed Loan within three Business Days after its receipt of the complete Underwriting Package related to such proposed Loan. For purposes of this provision, an Underwriting Package received by Buyer after 1:00 p.m. New York City time shall be deemed to be received on the following Business Day.

               ix) Each Loan constituting a Purchased Asset in such Transaction shall have an interest rate not less than the 10 year U.S. Treasury Note rate plus 2.75% as of the initial Purchase Date of such Purchased Asset.

               x) Buyer shall have received and approved the Loan Allocation Table related to each Loan constituting a Purchased Asset in such Transaction.

               xi) Satisfaction of any conditions precedent to the first Transaction on or after the Effective Date as set forth in clause (a) of this Section 9 that were not satisfied prior to such first Purchase Date.

10.      RELEASE OF PURCHASED ASSETS

         Upon timely payment in full of the Repurchase Price and all other Obligations owing with respect to a Purchased Asset, if no Default or Event of Default has occurred and is continuing, Buyer shall, and shall direct Custodian to, release such Purchased Asset unless such release would give rise to or perpetuate a Margin Deficit. Except as set forth in Sections 6(a) and 16, Seller shall give at least three (3) Business Days' prior written notice to Buyer if such repurchase shall occur on other than a Repurchase Date.

         If such a Margin Deficit is applicable, Buyer shall notify Seller of the amount thereof and Seller may thereupon satisfy the Margin Call in the manner specified in Section 6.

11.      RELIANCE

         With respect to any Transaction, Buyer may conclusively rely upon, and shall incur no liability to Seller in acting upon, any request or other communication that Buyer reasonably believes to have been given or made by a person authorized to enter into a Transaction on Seller's behalf.

12.      REPRESENTATIONS AND WARRANTIES

         Each of Seller and Originator hereby represents and warrants, and shall on and as of the Purchase Date for any Transaction and on and as of each date thereafter through and including the related Repurchase Date be deemed to represent and warrant, that:

         a) Due Organization and Qualification. Each of Seller and Originator is duly organized, validly existing and in good standing under the laws of the jurisdiction under whose laws it is organized. Each of Seller and Originator is duly qualified to do business, is in good standing and has obtained all necessary licenses, permits, charters, registrations and approvals necessary for the conduct of its business as currently conducted and the performance of its obligations under the Program Documents or any failure to obtain such a license, permit, charter, registration or approval will not cause a Material Adverse Effect or impair the enforceability of any Loan.

         b) Power and Authority. Each of Seller and Originator has all necessary partnership or corporate power and authority to conduct its business as currently conducted, to execute, deliver and perform its obligations under the Program Documents and to consummate the Transactions.

         c) Due Authorization. The execution, delivery and performance of the Program Documents by each of Seller and Originator has been duly authorized by all necessary partnership or corporate action and do not require any additional approvals or consents or other action by or any notice to or filing with any Person other than any that have heretofore been obtained, given or made.

         d) Noncontravention. None of the execution and delivery of the Program Documents by Seller or Originator or the consummation of the Transactions and transactions thereunder:

             (i) conflicts with, breaches or violates any provision of the partnership or corporate agreements of Seller or Originator or any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award currently in effect having applicability to Seller or Originator or its properties;

             (ii) constitutes a material default by Seller or Originator under any loan or repurchase agreement, mortgage, indenture or other agreement or instrument to which Seller or Originator is a party or by which it or any of its properties is or may be bound or affected; or

             (iii) results in or requires the creation of any lien upon or in respect of any of the assets of Seller or Originator except the lien relating to the Program Documents.

         e) Legal Proceedings. There is no action, proceeding or investigation by or before any court, governmental or administrative agency or arbitrator affecting any of the Program Assets, Seller, Originator, Servicer or any of their Affiliates, pending or threatened, which, if decided adversely, would have a Material Adverse Effect.

         f) Valid and Binding Obligations. Each of the Program Documents to which Seller, Originator or Servicer is a party, when executed and delivered by Seller, Originator or Servicer, as applicable, will constitute the legal, valid and binding obligations of Seller, Originator or Servicer, as applicable, enforceable against Seller, Originator or Servicer, as applicable, in accordance with their respective terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally and general equitable principles.

         g) Financial Statements. The financial statements of Originator, copies of which have been furnished to Buyer, (i) are, as of the dates and for the periods referred to therein, complete and correct in all material respects, (ii) present fairly the financial condition and results of operations of Originator as of the dates and for the periods indicated and (iii) have been prepared in accordance with GAAP consistently applied, except as noted therein (subject as to interim statements to normal year-end adjustments). Since the date of the most recent financial statements, there has been no material adverse change in such financial condition or results of operations. Except as disclosed in such financial statements, Originator is not subject to any contingent liabilities or commitments that, individually or in the aggregate, have a material possibility of causing a Material Adverse Change with respect to Originator.

         h) Accuracy of Information. None of the documents or information prepared by or on behalf of Seller, Originator or Servicer and provided by Seller, Originator or Servicer to Buyer relating to Seller's, Originator's or Servicer's financial condition contain any statement of a material fact with respect to Seller, Originator or Servicer or the Transactions that was untrue or misleading in any material respect when made. Since the furnishing of such documents or information, there has been no change, nor any development or event involving a prospective change known to Seller, Originator or Servicer, that would render any of such documents or information untrue or misleading in any material respect.

         i) No Consents. No consent, license, approval or authorization from, or registration, filing or declaration with, any regulatory body, administrative agency, or other governmental instrumentality, nor any consent, approval, waiver or notification of any creditor, lessor or other nongovernmental person, is required in connection with the execution, delivery and performance by Seller or Originator of this Agreement or the consummation by Seller or Originator of any other Program Document, other than any that have heretofore been obtained, given or made.

         j) Compliance With Law, Etc. No practice, procedure or policy employed or proposed to be employed by Seller or Originator in the conduct of its businesses violates any law, regulation, judgment, agreement, order or decree applicable to it which, if enforced, would result in either a Material Adverse Change with respect to Seller or Originator or a Material Adverse Effect.

         k) Solvency: Fraudulent Conveyance. Each of Seller and Originator is solvent and will not be rendered insolvent by the Transaction and, after giving effect to such Transaction, neither Seller nor Originator will be left with an unreasonably small amount of capital with which to engage in its business. Neither Seller nor Originator intends to incur, nor believes that it has incurred, debts beyond its ability to pay such debts as they mature. Neither Seller nor Originator is contemplating the commencement of insolvency, bankruptcy, liquidation or consolidation proceedings or the appointment of a receiver, liquidator, conservator, trustee or similar official in respect of Seller or Originator or any of their assets. The amount of consideration being received by Seller upon the sale of the Program Assets to Buyer constitutes reasonably equivalent value and fair consideration for such Program Assets. Seller is not transferring any Program Assets with any intent to hinder, delay or defraud any of its creditors. The amount of consideration being received by Originator upon the sale and/or contribution of the Program Assets to Seller constitutes reasonably equivalent value and fair consideration for such Program Assets. Originator is not transferring any Program Assets with any intent to hinder, delay or defraud any of its creditors.

         l) Investment Company Act Compliance. Seller is not required to be registered as an "investment company" as defined under the Investment Company Act nor as an entity under the control of an "investment company" as defined under the Investment Company Act.

         m) Taxes. Each of Seller and Originator has filed all federal and state tax returns which are required to be filed and paid all taxes, including any assessments received by it, to the extent that such taxes have become due (other than for taxes that are being contested in good faith or for which it has established adequate reserves). Any taxes, fees and other governmental charges payable by Seller or Originator in connection with a Transaction and the execution and delivery of the Program Documents have been paid.

         n) Additional  Representations.  With respect to each Loan,  Seller and
Originator, jointly and severally, hereby make all of the applicable representations and warranties set forth in Appendix A to the Custody Agreement as of the date the Custodian's Loan File or Wet Funded Custodian's Loan File, as applicable, is delivered to the Custodian. Further, as of each Purchase Date, the Seller and the Originator shall be deemed to have represented and warranted in like manner that neither the Seller nor the Originator has any actual knowledge that any such representation or warranty may have ceased to be true in a material respect as of such date, except as otherwise stated in Section 9 of a Transaction Notice, any such exception to identify the applicable representation or warranty and specify in reasonable detail the related actual knowledge of the Seller or Originator. For so long as the Servicer is an Affiliate of Originator, knowledge of Servicer shall be imputed to Originator for this purpose. The Servicer shall be deemed to have knowledge if any employee of the Servicer has actual knowledge and the Servicing Manager or any more senior officer of the Servicer has actual knowledge or should have actual knowledge of the relevant facts in the performance of its servicing responsibilities in accordance with Accepted Servicing Standards. In addition, Originator agrees to make the representations and warranties set forth in Appendix A to the Custody Agreement as of the "cut-off date" of the securitization or whole loan sale of the related Loans by Seller or Buyer, as applicable; provided, however, that to the extent that Originator has at the time of such securitization or whole loan sale actual knowledge of any facts or circumstances that would render any of such representations and warranties materially false, Originator shall have no obligation to make such materially false representation and warranty.

         o) No Broker. Neither Seller nor Originator has dealt with any broker, investment banker, agent, or other person, except for Buyer, who may be entitled to any commission or compensation in connection with the sale of Program Assets pursuant to this Agreement; provided, that if Seller or Originator has dealt with any broker, investment banker, agent, or other person, except for Buyer, who may be entitled to any commission or compensation in connection with the sale of Program Assets pursuant to this Agreement, such commission or compensation shall have been paid in full by Seller or Originator, as applicable.

         p) Corporate Separateness.

             (i) The capital of Seller and Originator is adequate for the respective business and undertakings of Seller and Originator.

             (ii) Other than as provided in this Agreement and the other Program Documents, Seller is not engaged in any business transactions with Originator or any of its Affiliates other than transactions in the ordinary course of its business on an "arms-length" basis.

             (iii) At least one director of the general partner of Seller shall be a person who shall at no time be, or have been, a director or officer of, employed by any direct or ultimate parent or other Affiliate of Originator, or who shall at no time be, or have been, and who shall not have an Affiliate who at any time is or was, "controlling", "controlled" by or under common "control" with or owns, directly or indirectly, 50% or more of, any direct or ultimate parent or other Affiliate of Originator; provided, however, that such director may serve, or may have served previously, with compensation therefor in such a capacity for any other special purpose entity formed by any Affiliate of the Seller.

             (iv) The funds and assets of the Seller are not, and will not be, commingled with the funds of any other person.

         q) Reserved.

         r) Hedging. With respect to each Purchased Asset (other than 1031 Loans, ARM Loans and Rehab Loans), Seller has entered into a Hedge Instrument, which Hedge Instrument is identified on the Hedge Report, and such Hedge Instrument complies with the requirements of Section 37 hereof and is fully subject to a Securities Account Control Agreement or other assignment instrument acceptable to Buyer.

         s) Rehab Loans. The schedule of Rehab Loans attached hereto as Exhibit H is a complete, true and accurate list of the Rehab Loan subject to Transactions as of the Effective Date.

         The representations and warranties set forth in this Agreement shall survive transfer of the Program Assets to Buyer and shall continue for so long as the Program Assets are subject to this Agreement.

13.      COVENANTS OF SELLER AND ORIGINATOR

         Each of Seller and Originator, as applicable, hereby covenants with Buyer as follows:

         a) Defense of Title. Each of Seller and Originator warrants and will defend the right, title and interest of Buyer in and to all Collateral against all adverse claims and demands.

         b) No Amendment or Compromise. Without Buyer's prior written consent, neither Seller, Originator nor those acting on Seller's or Originator's behalf shall amend or modify, or waive any term or condition of, or settle or compromise any claim in respect of, any item of the Program Assets, any related rights or any of the Program Documents or the Liquidity Facility, provided that Servicer may amend or modify a Loan if such amendment or modification does not affect the amount or timing of any payment of principal or interest, extend its scheduled maturity date, modify its interest rate, or constitute a cancellation or discharge of its outstanding principal balance and does not materially and adversely affect the security afforded by the real property, furnishings, fixtures, or equipment securing the Loan.

         c) No Assignment. Except as permitted herein, neither Seller, Originator nor any servicer shall sell, assign, transfer or otherwise dispose of, or grant any option with respect to, or pledge, hypothecate or grant a security interest in or lien on or otherwise encumber (except pursuant to the Program Documents), any of the Program Assets or any interest therein, provided that this Section shall not prevent any transfer of Program Assets in accordance with the Program Documents.

         d) Servicing of Loans. Seller shall cause Servicer to service, or cause to be serviced, all Loans that are part of the Program Assets in accordance with prudent servicing practices, pending any delivery of such servicing to Buyer pursuant to the Servicing Agreement, employing at least the same procedures and exercising the same care that Servicer customarily employs in servicing Loans for its own account. Seller shall notify servicers of Buyer's interest hereunder and Seller shall notify Buyer of the name and address of all servicers of Loans. Buyer shall have the right to approve each servicer and the form of all Servicing Agreements or servicing side letter agreements. Seller shall cause the servicer to hold or cause to be held all escrow funds collected with respect to such Loans in trust accounts and shall apply the same for the purposes for which such funds were collected. Seller shall cause the Borrower under each Note to remit all payments to the Lockbox Bank and not otherwise. Upon Buyer's request, Seller shall provide reasonably promptly to Buyer a letter addressed to and agreed to by each servicer of Loans, in form and substance reasonably satisfactory to Buyer, advising such servicer of such matters as Buyer may reasonably request. If Seller should discover that, for any reason whatsoever, Seller or any entity responsible to Seller by contract for managing or servicing any such Loan has failed to perform fully Seller's obligations under the Program Documents or any of the obligations of such entities with respect to the Program Assets, Seller shall promptly notify Buyer.

         e) Preservation of Collateral; Collateral Value. Seller shall do all things necessary to preserve the Collateral so that it remains subject to a first priority perfected security interest hereunder. Without limiting the foregoing, Seller and Originator will comply with all rules, regulations and other laws of any Governmental Authority and cause the Collateral to comply with all applicable rules, regulations and other laws. Neither Seller nor Originator will allow any default for which Seller or Originator is responsible to occur under any Collateral or any Program Documents and Seller and Originator shall fully perform or cause to be performed when due all of its obligations under any Collateral or the Program Documents.


         f) Maintenance of Papers, Records and Files. Seller shall acquire, and Seller or the Servicer of the Program Assets shall build, maintain and have available, a complete file in accordance with lending industry custom and practice for each Program Asset. Seller or the Servicer of the Program Assets will maintain all such Records not in the possession of Custodian in good and complete condition in accordance with industry practices and preserve them against loss.

                   (i) Seller shall collect and maintain or cause to be collected and maintained all Records relating to the Program Assets in accordance with industry custom and practice, including those maintained pursuant to the preceding subsection, and all such Records shall be in Custodian's possession unless Buyer otherwise approves. Neither Seller nor Originator will allow any such papers, records or files that are an original or an only copy to leave Custodian's possession, except for individual items removed in connection with servicing a specific Loan, in which event Seller or Originator will obtain or cause to be obtained a receipt from a financially responsible person for any such paper, record or file.

                   (ii) For so long as Buyer has an interest in or lien on any Program Asset, Seller and Originator will hold or cause to be held all related Records in trust for Buyer. Seller or Originator shall notify, or cause to be notified, every other party holding any such Records of the interests and liens granted hereby.

                   (iii) Upon reasonable advance notice from Custodian or Buyer, Seller and Originator shall (x) make any and all such Records available to Custodian or Buyer to examine any such Records, either by its own officers or employees, or by agents or contractors, or both, and make copies of all or any portion thereof, (y) permit Buyer or its authorized agents to discuss the affairs, finances and accounts of Seller or Originator with its respective chief operating officer and chief financial officer and to discuss the affairs, finances and accounts of Seller or Originator with its independent certified public accountants.

         g) Financial Statements: Accountants' Reports: Other Information. Seller and Originator shall keep or cause to be kept in reasonable detail books and records of account of its assets and business and shall clearly reflect therein the transfer of Program Assets to Buyer. Seller and Originator shall furnish or cause to be furnished to Buyer the following:

                   (i) Financial Statements. (x) As soon as available and in any event within 90 days after the end of each fiscal year, the consolidated, audited balance sheets of Originator and Seller as of the end of each fiscal year of Originator and Seller, and the audited financial statements of income and changes in equity of Originator and Seller, and the audited statement of cash flows of Originator and Seller, for such fiscal year and (y) as soon as available and in any event within 45 days after the end of each quarter, the consolidated, unaudited balance sheets of Originator and Seller as of the end of each quarter, and the consolidated, unaudited financial statements of income of Originator and Seller, and the unaudited statement of changes in equity and cash flows of Originator, for the portion of the fiscal year then ended; provided, that Buyer may request statements of income and changes in equity of Seller, which Originator or Seller shall provide within 10 days of receipt of such request; provided, that Seller or Originator shall not be required to provide such statements of income and changes in equity of Seller prior to 45 days after the end of the related quarter, and (z) within 30 days after the end of each month which is not a quarter end, unaudited statements (excluding cash flow statements and statements of changes in equity) as provided in clause
         (y) with respect to Seller, CNL Financial VIII, LP, each owner of Mortgaged Property securing any Net Lease Loan (each such owner, a "Net Lease Borrower") and, beginning with the month ending on November 30, 2001, Originator, all of which have been prepared in accordance with GAAP and certified by Originator's and Seller's, as applicable, chief financial officer. Additionally, (a) Originator shall provide to Buyer weekly cash position reports detailing Originator's liquidity and projections for cash sources and uses for the 60 day period following the date of such weekly report, (b) Seller and Originator shall promptly furnish or cause to be furnished to Buyer financial, asset sales, or loan status reports upon Buyer's reasonable request, (c) Originator, or a designated third party, shall deliver to Buyer each week a Hedge Report and (d) Originator shall deliver to Buyer each month a report in the form of Exhibit J attached hereto detailing dispositions of Net Lease Loans.

                   (ii) Loan Data. Monthly reports in form and scope satisfactory to Buyer, setting forth data regarding the performance of the Program Assets for the immediately preceding month, and such other information as Buyer may reasonably request, including, without limitation, any other information regarding the Program Assets requested by Buyer, the Originator's origination pipeline, the performance of any loans serviced by or on behalf of Originator and any other financial information regarding Originator reasonably requested by Buyer.

                   (iii) Monthly Servicing Diskettes. On or before the 20th day of each month, a computer tape or a diskette (or any other electronic transmission acceptable to Buyer) in a format acceptable to Buyer containing such information with respect to the Program Assets as Buyer may reasonably request upon reasonable prior notice.

                   (iv) Quarterly Certification. Seller shall execute and deliver a quarterly certification substantially in the form of Exhibit A-1 attached hereto and Originator shall execute and deliver a quarterly certification (including all related calculations) substantially in the form of Exhibit A-2 attached hereto.

                   (v) Investment Committee Binders. The Originator shall deliver to Buyer a copy of each of the Originator's investment committee binders at the time such binders are delivered to the members of the investment committee; provided, however, that the copies provided to Buyer may reflect the redaction of information regarding loans and other investment and/or credit decisions unrelated to this Agreement.

                   (vi) Monthly Rehab Loan Reports. With respect to the Rehab Loans, Seller shall prepare and deliver a monthly report containing such information with respect to such Rehab Loans as Buyer may request upon reasonable prior notice. Seller shall use its best efforts to obtain, or cause to be obtained, monthly financial statements from the related Borrower of each Rehab Loan and, upon receipt of such monthly financial statements, shall provide copies of such monthly financial statements to Buyer. Seller shall recalculate the Note FCCR and Borrower/Guarantor FCCR with respect to the related Rehab Loans every sixty (60) days and promptly report such recalculated ratios to Buyer.

         h) Notice of Material Events. Each of Seller and Originator shall promptly inform Buyer in writing of any of the following:

                   xii) any Default, Event of Default or default or breach by Seller or Originator of any obligation under any Program Document, or the occurrence or existence of any event or circumstance that Seller or Originator reasonably expects will with the passage of time become a Default, Event of Default or such a default or breach by Seller or Originator;

                   xiii) any change in the insurance coverage required of Seller or Originator or any other Person pursuant to any Program Document, with copy of evidence of same attached;

                   xiv)  any  material   dispute,   litigation,   investigation,
         proceeding or suspension between Seller or the Originator, on the one hand, and any Governmental Authority or any other Person;

                   xv) any material change in accounting policies or financial reporting practices of Seller or Originator;

                   xvi) the occurrence of any material employment dispute involving any chief financial officer, chief executive officer or president or comparable officer of Seller or Originator, which has a material possibility of leading to litigation or the termination or departure of such officer, and a description of the strategy for resolving it;

                   xvii) any event, circumstance or condition that has resulted, or has a possibility of resulting, in either a Material Adverse Change with respect to Seller or Originator or a Material Adverse Effect; and

                   xviii) the occurrence of any downgrade in the Servicer's rating or any event that permits a trustee or applicable party to remove or replace the Servicer under any securitization transaction or any event, which with the giving of notice or lapse of time, or both, would become a Servicer Termination Event.

         i) Maintenance of Licenses. Each of Seller and Originator shall maintain, all licenses, permits or other approvals necessary for each of Seller and Originator to conduct its business and to perform its obligations under the Program Documents, and each of Seller and Originator shall conduct its business strictly in accordance with applicable law except where failure to maintain such licenses, permits or other approvals would not be reasonably likely to have a Material Adverse Effect.

         j) No Withholdings for Taxes. Any payments made by Seller to Buyer shall be free and clear of, and without deduction or withholding for, any taxes; provided, however, that if Seller shall be required by law to deduct or withhold any taxes from any sums payable to Buyer, then Seller shall (A) make such deductions or withholdings and pay such amounts to the relevant authority in accordance with applicable law, (B) pay to Buyer the sum that would have been payable had such deduction or withholding not been made, and (C) at the time Price Differential is paid, pay to Buyer all additional amounts as specified by Buyer to preserve the after-tax yield Buyer would have received if such tax had not been imposed. This provision does not apply to income taxes payable by Buyer on its taxable income.

         k) Change in Nature of Business. Seller shall not make any material change in the nature of its business as carried on at the date hereof.

         l) Reserved.

         m) Limitation on Distributions. If a Default has occurred and is occurring, neither Seller nor Originator shall pay any dividends or distributions with respect to any capital stock or other equity interests in Seller or Originator, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of Seller or Originator.

         n) Use of Custodian. Without the prior written consent of Buyer, Seller and Originator shall use no third party custodian as document custodian other than the Custodian with respect to third party purchasers, prospective third party purchasers, lenders and prospective third party lenders with respect to mortgage loans of the same type as the Program Assets.

         o) Merger of Originator. Originator shall not at any time, directly or indirectly, (i) liquidate or dissolve or enter into any consolidation or merger; provided that Originator may enter into a consolidation or merger so long as (1) Originator is the surviving entity after such consolidation or merger, or the surviving entity assumes all obligations hereunder and does not adversely impact the capital of the guarantying entity, and (2) such consolidation or merger does not breach the provisions of (iii) below; (ii) form or enter into any partnership, joint venture, syndicate or other combination which would have a material adverse effect on the business or financial condition of Originator and Originator's Subsidiaries, taken as a whole; or (iii) make any material change in the nature of the business of Originator or Originator's Subsidiaries.

         p) Insurance. Seller will, and shall cause the Servicer to, obtain and maintain insurance with responsible companies in such amounts and against such risks as are customarily carried by business entities engaged in similar businesses similarly situated, and will furnish Buyer on request full information as to all such insurance, and provide within fifteen (15) days after receipt of such request the certificates or other documents evidencing the renewal of each such policy.

         q) Affiliate Transaction. Neither Seller nor Originator will at any time, directly or indirectly, sell, lease or otherwise transfer any property or assets to, or otherwise acquire any property or assets from, or otherwise engage in any transactions with, any of their Affiliates unless the terms thereof are no less favorable to Seller or Originator, as applicable, than those that could be obtained at the time of such transaction in an arm's length transaction with a Person who is not such an Affiliate.

         r) Change of Fiscal Year. Neither Seller nor Originator will at any time, directly or indirectly, except upon ninety (90) days' prior written notice to Buyer, change the date on which Seller's or Originator's fiscal year begins from Seller's or Originator's current fiscal year beginning date.

         s) Reserved.

         t) Commitment Fee. Seller shall pay to Buyer the Commitment Fee on or prior to the Effective Date.

         u) Delivery of Servicing Rights. With respect to the Servicing Rights of each Loan, Seller shall deliver such Servicing Rights to the designee of Buyer, within 45 days of a Purchase Date, unless otherwise stated in writing by Buyer; provided that on each Repurchase Date that is subject to a new
Transaction, such delivery requirement is deemed restated for such new Transaction (and the immediately preceding delivery requirement is deemed to be rescinded) in the absence of directions to the contrary from Buyer, and a new 45-day period is deemed to commence as of such Repurchase Date; provided further that, unless there occurs an Event of Default or Servicer Termination Event under any of the Program Documents, Buyer shall extend such delivery requirement for so long as the related Loans are subject to a Transaction. Notwithstanding the foregoing, unless there occurs an Event of Default or Servicer Termination Event under any of the Program Documents, Seller may (by notifying Buyer and Custodian) appoint any Person to act as Servicer under the Custody Agreement; provided that such Person assumes all of the obligations of the Servicer hereunder and under the Custody Agreement, including the obligation to deliver the Servicing Rights to the designee of Buyer as set forth in the first sentence of this clause (u); provided, further, that if such Person is not a Qualified Servicer and Seller does not replace such Person with a Qualified Servicer within three (3) Business Days of such Person's appointment, Buyer shall be entitled to replace such Person as Servicer in its sole discretion. The Seller's transfer of the Servicing Rights under this Section shall be in accordance with customary standards in the industry.

         v) Exit Fee. With respect to each Purchased Asset, on the first Repurchase Date on which such Purchased Asset is not subject to a new Transaction and is not subject to a securitization with respect to which Buyer
(i) is acting as lead underwriter or (ii) has been engaged as an advisor pursuant to a written engagement letter, Seller shall remit or cause to be remitted to Buyer, in addition to the Repurchase Price with respect to such Purchased Asset, the applicable Exit Fee in immediately available funds.

14.      REPURCHASE DATE PAYMENTS/COLLECTIONS

         On each Repurchase Date, Seller shall remit or shall cause to be remitted to Buyer the Repurchase Price.

15.      REPURCHASE OF PROGRAM ASSETS; CHANGE OF LAW

         a) Upon discovery by Seller or Originator of a breach of any of the representations and warranties set forth in Appendix A to the Custody Agreement, Seller or Originator shall give prompt written notice thereof to Buyer. Upon any such discovery by Buyer, Buyer will notify Seller. It is understood and agreed that the representations and warranties set forth in Appendix A to the Custody Agreement shall survive delivery of the respective Custodian's Loan Files to the Custodian and shall inure to the benefit of Buyer. The fact that Buyer has conducted or has failed to conduct any partial or complete due diligence investigation in connection with its purchase of any Loan shall not affect Buyer's right to demand repurchase as provided under this Agreement. Originator shall within five (5) Business Days of the earlier of Originator's discovery or Originator's receiving notice, with respect to any Loan, of (i) any breach of a representation or warranty contained in Appendix A to the Custody Agreement or
(ii) any failure to deliver any of the items required to be delivered as part of the Custodian's Loan File within the time period required for delivery pursuant to the Custody Agreement, promptly cure such breach or delivery failure in all material respects. If within five (5) Business Days after the earlier of Originator's discovery of such breach or delivery failure or Originator's receiving notice thereof such breach or delivery failure has not been remedied by Originator, Originator shall promptly upon receipt of written instructions from Buyer either (i) purchase such Loan at a purchase price equal to the Repurchase Price with respect to such Loan by depositing such Repurchase Price in the Collection Account, or (ii) transfer comparable Substitute Assets to Buyer, as provided in Section 16 hereof.

         b) If Buyer determines that the introduction of, any change in, or the interpretation or administration of any requirement of law has made it unlawful or commercially impracticable to engage in any Transactions with a Pricing Rate based on LIBOR, then Seller (i) shall, upon its receipt of notice of such fact and demand from Buyer (with a copy of such notice to Custodian), repurchase the Program Assets subject to the Transaction on the next succeeding Business Day and, at Seller's election, concurrently enter into a new Transaction with Buyer with a Pricing Rate based on the Prime Rate plus the margin set forth in the Side Letter as part of the Pricing Rate and (ii) may elect, by giving notice to Buyer and Custodian, that all new Transactions shall have Pricing Rates based on the Prime Rate plus such margin.

         c) If Buyer determines in its sole discretion that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on Buyer's capital or on the capital of any Affiliate of Buyer as a consequence of such Change in Law on this Agreement, then from time to time Seller will compensate Buyer or Buyer's Affiliate, as applicable, for such reduced rate of return suffered as a consequence of such Change in Law. Buyer shall provide Seller with prompt notice as to any Change in Law. Notwithstanding any other provisions in this Agreement, in the event of any such Change in Law Seller will have the right to terminate all Transactions then outstanding without any prepayment penalty as of a date selected by Seller, which date shall be prior to the then applicable Repurchase Date and which date shall thereafter for all purposes hereof be deemed to be the Repurchase Date.

16.      SUBSTITUTION

         a) Seller may, subject to agreement with and acceptance by Buyer, substitute other assets which are substantially the same as the Program Assets (the "Substitute Assets) for any Program Assets. Such substitution shall be made by transfer to Buyer of such other Substitute Assets and transfer to Seller of such Program Assets. After substitution, the Substitute Assets shall be deemed to be Program Assets.

         b) In the case of any Transaction for which the Repurchase Date is other than the Business Day immediately following the Purchase Date and with respect to which Seller does not have any existing right to substitute Substitute Assets for the Purchased Assets, Seller shall have the right, subject to the proviso to this sentence, upon notice to Buyer, which notice shall be given at or prior to 10 a.m. (New York City time) on the second preceding Business Day, to substitute Substitute Assets for any Purchased Assets; provided, however, that Buyer may elect, by the close of business on the Business Day following which such notice is received, or by the close of the next Business Day if notice is given after 10 a.m. (New York City time) on such day, not to accept such substitution. In the event such substitution is accepted by Buyer, such substitution shall be made by Seller's transfer to Buyer of such Substitute Assets and Buyer's transfer to Seller of such Purchased Assets, and after such substitution, the Substitute Assets shall be deemed to be Purchased Assets. In the event Buyer elects not to accept such substitution, Buyer shall offer Seller the right to terminate the Transaction.

         c) In the event Seller exercises its right to substitute or terminate under subsection (b), Seller shall be obligated to pay to Buyer, by the close of the Business Day of such substitution, as the case may be, an amount equal to
(A) Buyer's actual cost in bona fide third party transactions (including all fees, expenses and commissions) of (i) entering into replacement transactions;
(ii) entering into or terminating hedge transactions; and/or (iii) terminating transactions or substituting securities in like transactions with third parties in connection with or as a result of such substitution or termination, and (B) to the extent Buyer determines not to enter into replacement transactions, the Breakage Costs incurred by Buyer directly arising or resulting from such substitution or termination.

17.      REPURCHASE TRANSACTIONS

         Buyer may, in its sole election, engage in repurchase transactions with the Program Assets or otherwise pledge, hypothecate, assign, transfer or otherwise convey the Program Assets with a counterparty of Buyer's choice, in all cases subject to Buyer's obligation to reconvey the Program Assets (and not substitutes therefor) on the Repurchase Date. In the event Buyer engages in a repurchase transaction with any of the Program Assets or otherwise pledges or hypothecates any of the Program Assets, Buyer shall have the right to assign to Buyer's counterparty any of the applicable representations or warranties in Appendix A to the Custody Agreement and the remedies for breach thereof, as they relate to the Program Assets that are subject to such repurchase transaction.

18.      EVENTS OF DEFAULT

         With respect to any Transactions covered by or related to this Agreement, the occurrence of any of the following events shall constitute an "Event of Default":

         a) Seller fails to transfer the Purchased Assets to Buyer on the applicable Purchase Date (provided Buyer has tendered the related Purchase Price);

         b) Seller either fails to repurchase the Purchased Assets on the applicable Repurchase Date or fails to perform its obligations under Section 6;

         c) either Seller, Originator or Servicer shall fail to perform, observe or comply with any other material term, covenant or agreement contained in the Program Documents (other than Appendix A to the Custody Agreement) and such failure is not cured within the time period expressly provided or, if no such cure period is provided, within ten (10) Business Days of the earlier of (i) such party's receipt of written notice from Buyer or Custodian of such breach or
(ii) the date on which such party obtains actual notice or knowledge of the facts giving rise to such breach;

         d) any representation or warranty made by Seller or Originator (or any of Seller's or Originator's officers) in the Program Documents or in any other document (other than the representations or warranties in Appendix A to the Custody Agreement) shall have been incorrect or untrue in any material respect when made or repeated or deemed to have been made or repeated;

         e) Seller, Originator, or any of Seller's or Originator's Subsidiaries shall fail to pay any of Seller's, Originator's or Seller's or Originator's Subsidiaries' Indebtedness, or any interest or premium thereon when due (whether by scheduled maturity, requirement prepayment, acceleration, demand or otherwise), or shall fail to make any payment when due under Seller's, Originator's or Seller's or Originator's Subsidiaries' Guarantee of another person's Indebtedness for borrowed money, and such failure shall entitle any related counterparty to declare any such Indebtedness or Guarantee to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof;

         f) a custodian, receiver, conservator, liquidator, trustee, sequestrator or similar official for Seller, Originator or any of Seller's or Originator's Subsidiaries, or of any of Seller's, Originator's or their respective Property (as a debtor or creditor protection procedure), is appointed or takes possession of such property; or Seller, Originator or any of Seller's or Originator's Subsidiaries generally fails to pay Seller's, Originator's or Seller's or Originator's Subsidiaries' debts as they become due; or Seller, Originator or any of Seller's or Originator's Subsidiaries is adjudicated bankrupt or insolvent; or an order for relief is entered under the Federal Bankruptcy Code, or any successor or similar applicable statute, or any administrative insolvency scheme, against Seller, Originator or any of Seller's or Originator's Subsidiaries; or any of Seller's, Originator's or Seller's or Originator's Subsidiaries' Property is sequestered by court or administrative order; or a petition is filed against Seller, Originator or any of Seller's or Originator's Subsidiaries under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution, moratorium, delinquency or liquidation law of any jurisdiction, whether now or subsequently in effect; provided that, if any event described in this subsection (f) is not voluntarily caused or consented to by Seller Originator or an applicable Subsidiary, a 30-day cure period shall be applicable to stay or discharge such event;

         g) Seller, Originator or any of Seller's or Originator's Subsidiaries files a voluntary petition in bankruptcy seeks relief under any provision of any bankruptcy, reorganization, moratorium, delinquency, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction whether now or subsequently in effect; or consents to the filing of any petition against it under any such law; or consents to the appointment of or taking possession by a custodian, receiver, conservator, trustee, liquidator, sequestrator or similar official for Seller, Originator or any of Seller's or Originator's Subsidiaries, or of all or any part of Selle's, Originator's or Seller's or Originator's Subsidiaries' Property; or makes an assignment for the benefit of Seller, Originator or Seller's or Originator's Subsidiaries' creditors;

         h) any final, nonappealable judgment or order for the payment of money in excess of $1,000,000 (which is not insured) is rendered against Seller, Originator or any of Seller's or Originator's Subsidiaries and remains undischarged or unsatisfied after the passage of 30 days following the date on which it is entered;

         i) any Governmental Authority or any person, agency or entity acting or purporting to act under governmental authority shall have taken any action to condemn, seize or appropriate, or to assume custody or control of, all or any substantial part of the Property of Seller, Originator or any of Seller's or Originator's Subsidiaries, or shall have taken any action to displace the management of Seller, Originator or any of Seller's or Originator's Subsidiaries or to curtail its authority in the conduct of the business of Seller, Originator or any of Seller's or Originator's Subsidiaries, or takes any action in the nature of enforcement to remove, limit or restrict the approval of Seller, Originator or any of Seller's or Originator's Subsidiaries as an issuer, buyer or a seller/servicer of Loans or securities backed thereby, and such action provided for in this subsection (i) shall not have been discontinued or stayed within 30 days;

         j) Seller, Originator or any of Seller's or Originator's Subsidiaries shall default under, or fail to perform as requested under, or shall otherwise breach the material terms of any instrument, agreement or contract relating to Indebtedness, and such default, failure or breach shall entitle any counterparty to declare such Indebtedness to be due and payable prior to the maturity thereof;

         k) in the good faith judgment of Buyer any Material Adverse Change shall have occurred with respect to Seller, Originator or any of Seller's or Originator's Subsidiaries taken as a whole;

         l) Seller, Originator or Servicer shall admit its inability to, or intention not to, perform any of Seller's, Originator's or Servicer's respective material Obligations;

         m) Seller or Originator dissolves, merges or consolidates with another entity unless Seller or Originator, as applicable, is the surviving party, or sells, transfers, or otherwise disposes of a material portion of Seller's or Originator's (as applicable) business or assets or unless Buyer's written consent is given;

         n) this Agreement shall for any reason cease to create a valid, first priority security interest or ownership interest upon transfer in any material portion of the Program Assets or Collateral purported to be covered hereby;

         o) either Seller's or Originator's audited annual financial statements or the notes thereto or other opinions or conclusions stated therein shall be qualified or limited by reference to the status of Seller or Originator as a "going concern" or a reference of similar import;

         p) a Change in Control of Originator shall have occurred which has not been approved by Buyer;

         q) (A) the Adjusted Tangible Net Worth of Originator is less than (1) $28,000,000 prior to January 1, 2002 and $30,000,000 thereafter; (B) the ratio of Non-Warehouse Debt of the Originator to the GAAP shareholder's equity of Originator exceeds 2:1, where "Non-Warehouse Debt" means, on any date, all liabilities for funded debt (borrowed money), hedging liabilities and repurchase obligations under repurchase agreements, less the sum of (1) the value on the Originator's balance sheet of all cash and acceptable short term investments in excess of $5,000,000, plus (2) 95% of the value on the Originator's balance sheet of mortgage loans held for sale, mortgage note receivables, land and buildings, construction in process, real estate held for sale and investment in direct financing leases; (C) the Originator does not hold (1) an average of $3,000,000 of unrestricted cash for the trailing four week period as of any date of determination and (2) $1,000,000 of unrestricted cash at all times; (D) the Originator's GAAP pre-tax net-income (excluding the effects related to impairment of good will, Cash Flow Hedges, and all other hedging arrangements with respect to the Purchased Assets (other than Net Lease Loans) to the extent that such effects with respect to the other hedging arrangements do not exceed $2,000,000 per quarter) is less than (1) $1,000,000 for the period beginning on July 1, 2001 and ending on March 31, 2002 or (2) $1,000,000 per quarter for each quarter thereafter; (E) the aggregate outstanding Repurchase Price of all Loans is in excess of $100,000,000 and the weighted average Borrower/Guarantor FCCR for such Loans, excluding Construction, Rehab, CNL Retained and Delinquent Loans, is less than 1.35x; or (F) the Liquidity Facility is not in full force and effect in accordance with its terms; provided, however, that if the Buyer terminates the liquidity facility with CNL APF under the Promissory Note (Liquidity Facility), dated as of October 9, 2001, between the Buyer and CNL APF, for any reason other than an uncured Event of Default (as defined therein) by CNL APF, the failure by the Originator to maintain the Liquidity Facility shall not be an Event of Default hereunder; provided, further, that if (1) the Originator fails to maintain the Liquidity Facility for any reason other than an uncured Event of Default (as defined therein) by the Originator thereunder and
(2) in Buyer's reasonable discretion, the Originator enters into a comparable replacement liquidity facility with a financially-capable third party within sixty (60) days of the Liquidity Facility becoming unavailable, the Originator's failure to maintain the Liquidity Facility for such sixty day period shall not be an Event of Default hereunder. Notwithstanding the foregoing proviso, such sixty day period shall in no way limit, waive or alter the Seller and Originator's obligations and liabilities with respect to, without limitation, any agreement, covenant, representation, Repurchase Price, Margin Call, or indemnity in connection with the terms of the Program Documents, or otherwise, during such sixty day period.

         r) any material amendment is made to the Investment Policy Manual which was not previously approved in writing by Buyer; and

         s) any default or event of default, however defined, under, or termination of the Strategic Alliance Agreement, the Subordinated Debt Agreement or the Partnership Agreement.

         Notwithstanding the foregoing, Seller and Originator shall be entitled to (A) a 60-day cure period from the earlier of (i) such party's receipt of written notice from Buyer or Custodian of a default or breach or (ii) the date on which such party obtains actual notice or knowledge of the facts giving rise to a default or breach for any technical, minor or unintentional defaults or breaches of covenant under a Program Document if such default or breach is solely of a non-monetary nature and (B) a 10-day cure period from the earlier of
(i) such party's receipt of written notice from Buyer or Custodian of a default or breach or (ii) the date on which such party obtains actual notice or knowledge of the facts giving rise to a default or breach for any default or breach that relates to any financial or operational report that is required to be delivered to Buyer and relates to the ability to evaluate the business performance of Originator, Seller, any of their material affiliates or any of their material assets (each, a "Report"); provided, however, that in no event shall the term non-monetary be deemed to denote or include an obligation that relates to either a payment obligation or any Report; provided, further, that, to the extent that the applicable Program Document contains any cure, grace or other similar period with respect to any default or breach referenced in this paragraph, Seller and Originator shall be entitled to elect whether to give effect to the provisions of this paragraph or to give effect to such applicable provisions of such Program Document with respect to any such default or breach. provisions of such Program Document with respect to any such default or breach.

19.      REMEDIES

         Upon the occurrence of an Event of Default, Buyer, at its option (which option shall be deemed to have been exercised immediately upon the occurrence of an Event of Default pursuant to Section 18(f) or (g) hereof), shall have any or all of the following rights and remedies, which may be exercised by Buyer:

         a) The Repurchase Date for each Transaction hereunder shall be deemed immediately to occur.

         b) Seller's obligations hereunder to repurchase all Purchased Assets at the Repurchase Price therefor on the Repurchase Date in such Transactions shall thereupon become immediately due and payable; all Income paid after such exercise or deemed exercise shall be retained by Buyer and applied to the aggregate Repurchase Prices and any other amounts owing by Seller hereunder; Seller and Originator shall immediately deliver to Buyer or its designee any and all original papers, records and files relating to the Purchased Assets subject to such Transaction then in Seller's and Originator's possession and/or control; and all right, title and interest in and entitlement to such Purchased Assets and Servicing Rights thereon shall be deemed transferred to Buyer.

         Buyer may (A) sell, on or following the Business Day following the date on which the Repurchase Price became due and payable pursuant to Section 19(b) without notice or demand of any kind, at a public or private sale and at such price or prices as Buyer may reasonably deem satisfactory any or all Program Assets or (B) in its sole discretion elect, in lieu of selling all or a portion of such Program Assets, to give Seller credit for such Program Assets in an amount equal to the Market Value of the Program Assets against the aggregate unpaid Repurchase Price and any other amounts owing by Seller hereunder. The proceeds of any disposition of Program Assets shall be applied first to the reasonable costs and expenses incurred by Buyer in connection with or as a result of an Event of Default; second to Breakage Costs, costs of cover and/or related hedging transactions; third to the aggregate Repurchase Prices; and fourth to all other Obligations.

         The parties recognize that it may not be possible to purchase or sell all of the Program Assets on a particular Business Day, or in a transaction with the same purchaser, or in the same manner because the market for such Program Assets may not be liquid. In view of the nature of the Program Assets, the parties agree that liquidation of a Transaction or the underlying Purchased Assets does not require a public purchase or sale and that a good faith private purchase or sale shall be deemed to have been made in a commercially reasonable manner. Accordingly, Buyer may elect the time and manner of liquidating any Program Asset and nothing contained herein shall obligate Buyer to liquidate any Program Asset on the occurrence of an Event of Default or to liquidate all
Program Assets in the same manner or on the same Business Day or constitute a waiver of any right or remedy of Buyer. Notwithstanding the foregoing, the parties' to this Agreement agree that the Transactions have been entered into in consideration of and in reliance upon the fact that all Transactions hereunder constitute a single business and contractual obligation and that each Transaction has been entered into in consideration of the other Transactions.

         In addition to its rights hereunder, Buyer shall have the right to proceed against any of Seller's assets which may be in the possession of Buyer, any of Buyer's Affiliates or its designee (including the Custodian), including the right to liquidate such assets and to set-off the proceeds against monies owed by Seller to Buyer pursuant to this Agreement. Buyer may set off cash, the proceeds of the liquidation of the Program Assets and Additional Purchased Assets, any other Collateral or its proceeds and all other sums or obligations owed by Buyer to Seller hereunder against all of Seller's Obligations to Buyer, whether under this Agreement, under a Transaction, or under any other agreement between the parties, or otherwise, whether or not such Obligations are then due, without prejudice to Buyer's right to recover any deficiency.

         Buyer may direct all Persons servicing the Program Assets to take such action with respect to the Program Assets as Buyer determines appropriate.

         Seller shall be liable to Buyer for the amount of all expenses (plus interest thereon at a rate equal to the Default Rate), and Breakage Costs and all costs and expenses incurred within 30 days of the Event of Default in connection with hedging or covering transactions related to the Program Assets.

         Each of Seller and Originator shall cause all sums received by it with respect to the Program Assets to be deposited with Custodian (or such other Person as Buyer may direct) after receipt thereof.

         Buyer shall without regard to the adequacy of the security for the Obligations, be entitled to the appointment of a receiver by any court having jurisdiction, without notice, to take possession of and protect, collect, manage, liquidate, and sell the Program Assets and any other Collateral or any portion thereof, collect the payments due with respect to the Program Assets and any other Collateral or any portion thereof, and do anything that Buyer is authorized hereunder to do. Seller shall pay all costs and expenses incurred by Buyer in connection with the appointment and activities of such receiver.


         Buyer may enforce its rights and remedies hereunder without prior judicial process or hearing, and Seller hereby expressly waive, to the extent permitted by law, any right Seller might otherwise have to require Buyer to enforce its rights by judicial process. Seller also waives, to the extent permitted by law, any defense Seller might otherwise have to the Obligations, arising from use of nonjudicial process, enforcement and sale of all or any portion of the Program Assets and any other Collateral or from any other election of remedies. Seller recognizes that nonjudicial remedies are consistent with the usages of the trade, are responsive to commercial necessity and are the result of a bargain at arm's length.

         In addition to all the rights and remedies specifically provided herein, Buyer shall have all other rights and remedies provided by applicable federal, state, foreign, and local laws, whether existing at law, in equity or by statute.

         Upon the occurrence of an Event of Default, Buyer shall have, except as otherwise expressly provided in this Agreement, the right to exercise any of its rights and/or remedies without presentment, demand, protest or further notice of any kind other than as expressly set forth herein, all of which are hereby expressly waived by Seller.

         Seller hereby authorizes Buyer, at Seller's expense, to file such financing statement or statements relating to the Program Assets and the Collateral without Seller's signature thereon as Buyer at its option may deem appropriate, and appoints Buyer as Seller's attorney-in-fact to execute any such financing statement or statements in Seller's name and to perform all other acts which Buyer deems appropriate to perfect and continue the lien and security interest granted hereby and to protect, preserve and realize upon the Program Assets and the Collateral, including, but not limited to, the right to endorse notes, complete blanks in documents and execute assignments on behalf of Seller as its attorney-in-fact. This power of attorney is coupled with an interest and is irrevocable without Buyer's consent.

20.      DELAY NOT WAIVER; REMEDIES ARE CUMULATIVE

         No failure on the part of Buyer to exercise, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by Buyer of any right, power or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right, power or remedy. All rights and remedies of Buyer provided for herein are cumulative and in addition to any and all other rights and remedies provided by law, the Program Documents and the other instruments and agreements contemplated hereby and thereby, and are not conditional or contingent on any attempt by Buyer to exercise any of its rights under any other related document. Buyer may exercise at any time after the occurrence of an Event of Default one or more remedies, as it so desires, and may thereafter at any time and from time to time exercise any other remedy or remedies.

21.      USE OF EMPLOYEE PLAN ASSETS

         No assets of an employee benefit plan subject to any provision of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") shall be used by either party hereto in a Transaction.

22.      INDEMNITY

         a)  Seller  agrees to pay on demand  (i) all  reasonable  out-of-pocket costs and expenses of Buyer in connection with the preparation, execution, delivery, modification and amendment of this Agreement (including, without limitation, (A) all collateral review and UCC search and filing fees and expenses and (B) the reasonable fees and expenses of counsel for Buyer with respect thereto, with respect to advising Buyer as to its rights and responsibilities, or the perfection, protection or preservation of rights or interests, under this Agreement, with respect to negotiations with Seller or with other creditors of Seller or any of its Subsidiaries arising out of any Default or any events or circumstances that may give rise to a Default and with respect to presenting claims in or otherwise participating in or monitoring any bankruptcy, insolvency or other similar proceeding involving creditors' rights generally and any proceeding ancillary thereto) and (ii) all costs and expenses of Buyer in connection with the enforcement of this Agreement, whether in any action, suit or litigation, any bankruptcy, insolvency or other similar proceeding affecting creditors' rights generally (including, without limitation, the reasonable fees and expenses of counsel for Buyer) whether or not the transactions contemplated hereby are consummated.

         b) Seller agrees to indemnify and hold harmless Buyer and each of its respective Affiliates and their officers, directors, employees, agents and advisors (each, an "Indemnified Party") from and against (and will reimburse each Indemnified Party as the same is incurred) any and all claims, damages, losses, liabilities and expenses (including, without limitation, reasonable fees and expenses of counsel) that may be incurred by or asserted or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of (including, without limitation, in connection with any investigation, litigation or other proceeding (whether or not such Indemnified Party is a party thereto) relating to, resulting from or arising out of any of the Program Documents and all other documents related thereto, any breach of a representation or warranty of Seller or Originator or Seller's or Originator's officer in this Agreement or any other Program Document, and all actions taken pursuant thereto) (i) the Transactions, the actual or proposed use of the proceeds of the Transactions, this Agreement or any of the transactions contemplated thereby, including, without limitation, any acquisition or proposed acquisition or (ii) the actual or alleged presence of hazardous materials on any Property or any environmental action relating in any way to any Property, except to the extent such claim, damage, loss, liability or expense is found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from such Indemnified Party's gross negligence or willful misconduct or is the result of a claim made by Seller or Originator against the Indemnified Party, and such Seller or Originator is ultimately the successful party in any resulting litigation or arbitration. Seller also agrees not to assert any claim against Buyer or any of its Affiliates, or any of their respective officers, directors, employees, attorneys and agents, on any theory of liability, for special, indirect, consequential or punitive damages arising out of or otherwise relating to the Facilities, the actual or proposed use of the proceeds of the Transactions, this Agreement or any of the transactions contemplated thereby.
THE FOREGOING INDEMNITY AND AGREEMENT NOT TO ASSERT CLAIMS EXPRESSLY APPLIES, WITHOUT LIMITATION, TO THE NEGLIGENCE (BUT NOT GROSS NEGLIGENCE OR WILLFUL MISCONDUCT) OF THE INDEMNIFIED PARTIES.

         c) Without limitation on the provisions of Section 4, if any payment of the Repurchase Price of any Transaction is made by Seller other than on the then scheduled Repurchase Date thereto as a result of an acceleration of the Repurchase Date pursuant to Section 19 or for any other reason, Seller shall, except as otherwise provided in Sections 15(c) and 24, upon demand by Buyer, pay to Buyer any Breakage Costs incurred as of a result of such payment.

         d) If Seller fails to pay when due any costs, expenses or other amounts payable by it under this Agreement, including, without limitation, reasonable fees and expenses of counsel and indemnities, such amount may be paid on behalf of Seller by Buyer, in its sole discretion.

         e) Without prejudice to the survival of any other agreement of Seller hereunder, the agreements and obligations of Seller contained in this Section shall survive the payment in full of the Repurchase Price and all other amounts payable hereunder and delivery of the Program Assets by Buyer against full payment therefor.

23.      WAIVER OF REDEMPTION AND DEFICIENCY RIGHTS

         Seller hereby expressly waives, to the fullest extent permitted by law, every statute of limitation on a deficiency judgment, any reduction in the proceeds of any Program Assets as a result of restrictions upon Buyer or Custodian contained in the Program Documents or any other instrument delivered in connection therewith, and any right that it may have to direct the order in which any of the Program Assets shall be disposed of in the event of any disposition pursuant hereto.

24.      REIMBURSEMENT

         All sums reasonably expended by Buyer in connection with the exercise of any right or remedy provided for herein shall be and remain Seller's obligation. Seller agrees to pay, with interest at the Default Rate to the extent that an Event of Default has occurred, the reasonable out- of-pocket expenses and reasonable attorneys' fees incurred by Buyer and/or Custodian in connection with the enforcement of the Program Documents, the taking of any action, including legal action, required or permitted to be taken by Buyer (without duplication to Buyer) and/or Custodian pursuant thereto, any "due diligence" or loan agent reviews conducted by Buyer or on its behalf or any refinancing or restructuring in the nature of a "workout". If Buyer determines that, due to the introduction of, any change in, or the compliance by Buyer with
(i) any eurocurrency reserve requirement or (ii) the interpretation of any law, regulation or any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law), there shall be an increase in the cost to Buyer in engaging in the present or any future Transactions, then Seller agrees to pay to Buyer, from time to time, upon demand by Buyer (with a copy to Custodian) the actual cost of additional amounts as specified by Buyer to compensate Buyer for such increased costs. Notwithstanding any other provisions in this Agreement, in the event of any such change in the eurocurrency reserve requirement or the interpretation of any law, regulation or any guideline or request from any central bank or other Governmental Authority, Seller will have the right to terminate all Transactions then outstanding as of a date selected by Seller, which date shall be prior to the applicable Repurchase Date and which date shall thereafter for all purposes hereof, be deemed to be the Repurchase Date. In addition, Buyer shall promptly notify Seller if any events in clause (i) or (ii) of this Section 24 occur.

25.      FURTHER ASSURANCES


         Seller and Originator agree to do such further acts and things and to execute and deliver to Buyer such additional assignments, acknowledgments, agreements, powers and instruments as are reasonably required by Buyer to carry into effect the intent and purposes of this Agreement, to perfect the interests of Buyer in the Program Assets or to better assure and confirm unto Buyer its rights, powers and remedies hereunder.

26.      ENTIRE AGREEMENT; PRODUCT OF NEGOTIATION

         This Agreement supersedes and integrates all previous negotiations, contracts, agreements and understandings between the parties relating to a sale and repurchase of Program Assets and Additional Purchased Assets thereto, and it, together with the other Program Documents, and the other documents delivered pursuant hereto or thereto, contains the entire final agreement of the parties. No prior negotiation, agreement, understanding or prior contract shall have any validity hereafter.

27.      TERMINATION

         This Agreement shall remain in effect until the earlier of (i) October 8, 2002, provided that such date may be extended, in Buyer's sole discretion, upon written request of the Seller delivered to Buyer not less than 90 days prior to such date, or (ii) at Buyer's option, the occurrence of an Event of Default (such date, the "Termination Date"). However, no such termination shall affect Seller's outstanding obligations to Buyer at the time of such termination. Seller's obligations to indemnify Buyer pursuant to this Agreement shall survive the termination hereof. Failure of Buyer to respond to Seller's request for an extension pursuant to clause (i) above shall be deemed a rejection of such request.

         Neither Seller nor Originator shall have any obligation to pay any exit or termination fees in connection with the termination of this Agreement or the repurchase of any Program Assets, except as expressly set forth herein.

28.      ASSIGNMENT

         The Program Documents are not assignable by Seller. Buyer may from time to time assign all or a portion of its rights and obligations under this Agreement and the Program Documents; provided, however, Buyer must obtain the consent of Seller for such assignment, which consent shall not be unreasonably withheld; and provided further that Buyer shall maintain, for review by Seller upon written request, a register of assignees and a copy of an executed assignment and acceptance by Buyer and assignee ("Assignment and Acceptance"), specifying the percentage or portion of such rights and obligations assigned. Upon such assignment, (a) such assignee shall be a party hereto and to each Program Document to the extent of the percentage or portion set forth in the Assignment and Acceptance, and shall succeed to the applicable rights and obligations of Buyer hereunder, and (b) Buyer shall, to the extent that such rights and obligations have been so assigned by it to another Person approved by Seller (such approval not to be unreasonably withheld) which assumes the obligations of Buyer, be released from its obligations hereunder accruing thereafter and under the Program Documents. Unless otherwise stated in the Assignment and Acceptance, Seller shall continue to take directions solely from Buyer unless otherwise notified by Buyer in writing. Buyer may distribute to any prospective assignee any document or other information delivered to Buyer by Seller. Notwithstanding any assignment by Buyer pursuant to this Section 28, Buyer shall remain liable as to the Transactions.

29.      AMENDMENTS, ETC.

         No amendment or waiver of any provision of this Agreement nor any consent to any failure to comply herewith or therewith shall in any event be effective unless the same shall be in writing and signed by Seller, Originator and Buyer, and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

30.      SEVERABILITY

         If any provision of Program Document is declared invalid by any court of competent jurisdiction, such invalidity shall not affect any other provision of the Program Documents, and each Program Document shall be enforced to the fullest extent permitted by law.

31.      BINDING EFFECT; GOVERNING LAW

         This Agreement shall be binding and inure to the benefit of the parties hereto and their respective successors and assigns, except that Seller may not assign or transfer any of its rights or obligations under this Agreement or any other Program Document without the prior written consent of Buyer. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH, AND GOVERNED BY, THE LAW OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO THE CONFLICT OF LAWS PRINCIPLES THEREOF.

32.      CONSENT TO JURISDICTION

         SELLER HEREBY WAIVES TRIAL BY JURY. SELLER HEREBY IRREVOCABLY CONSENTS TO THE NON-EXCLUSIVE JURISDICTION OF ANY COURT OF THE STATE OF NEW YORK, OR IN THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK, ARISING OUT OF OR RELATING TO THE PROGRAM DOCUMENTS IN ANY ACTION OR PROCEEDING. SELLER HEREBY SUBMITS TO, AND WAIVES ANY OBJECTION SELLER MAY HAVE TO, NON-EXCLUSIVE PERSONAL JURISDICTION AND VENUE IN THE COURTS OF THE STATE OF NEW YORK AND THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK, WITH RESPECT TO ANY DISPUTES ARISING OUT OF OR RELATING TO THE PROGRAM DOCUMENTS.


33.      SINGLE AGREEMENT

         Seller, Originator and Buyer acknowledge that, and have entered hereinto and will enter into each Transaction hereunder in consideration of and in reliance upon the fact that, all Transactions hereunder constitute a single business and contractual relationship and have been made in consideration of each other. Accordingly, Seller, Originator and Buyer each agree (i) to perform all of its obligations in respect of each Transaction hereunder, and that a default in the performance of any such obligations shall constitute a default by it in respect of all Transactions hereunder, and (ii) that payments, deliveries and other transfers made by any of them in respect of any Transaction shall be deemed to have been made in consideration of payments, deliveries and other transfer in respect of any other Transaction hereunder, and the obligations to make any such payments, deliveries and other transfers may be applied against each other and netted.

34.      INTENT

         Seller and Buyer recognize that each Transaction is a "repurchase agreement" as that term is defined in Section 101 of Title 11 of the United States Code, as amended ("USC") (except insofar as the Loans subject to such Transaction or the term of such Transaction would render such definition inapplicable), and a "securities contract" as that term is defined in Section 741 of Title 11 of the USC (except insofar as the Loans subject to such Transaction or the term of such Transaction would render such definition inapplicable).

         It is understood that Buye's right to liquidate the Program Assets delivered to it in connection with the Transactions hereunder or to exercise any other remedies pursuant to Section 19 hereof is a contractual right to liquidate such Transaction as described in Sections 555 and 559 of Title 11 of the USC.

35.      NOTICES AND OTHER COMMUNICATIONS

         Except as provided herein, any notice required or permitted by this Agreement shall be in writing and shall be effective and deemed delivered only when received by the party to which it is sent; provided, however, that a facsimile transmission shall be deemed to be received when transmitted so long as the transmitting machine has provided an electronic confirmation (without error message) of such transmission. Any such notice shall be sent to a party at the address or facsimile transmission number set forth below:

if to Seller:

                  CNL Financial VII, LP
                  103 Foulk Road, Suite 204
                  Wilmington, Delaware 19830
                  Attention:        Treasurer
                  Telephone:        (302) 656-1950
                  Facsimile:        (302) 652-8667

if to Originator:

                  CNL Franchise Network, LP
                  450 South Orange Avenue
                  Orlando, Florida 32801
                  Attention:        Treasurer
                  Telephone:        (407) 540-2000
                  Facsimile:        (407) 422-2933

                  with a copy to the same address:
                  Attention:        Steve Shackelford, Chief Financial Officer
                  Telephone:        (407) 540-2100
                  Facsimile:        (407) 540-2102

if to Buyer or Agent:

                  Bank of America, N.A.
                  901 Main Street, 66th Floor
                  Dallas, Texas 75202
                  Attention:        Ms. Carolyn M. Warren
                  Telephone:        (214) 209-0994
                  Facsimile:        (214) 209-0338

                  or, for Transaction Notices and related documents:
                  Attention:        Ms. Deborah Furr
                  Telephone:        (214) 209-1527
                  Facsimile:        (214) 209-2710

as such address or number may be changed by like notice.

36.      CONFIDENTIALITY

         This Agreement and its terms, provisions, supplements and amendments, and notices hereunder, are proprietary to Buyer and Agent and shall be held by Seller (and Seller shall cause Servicer to hold it) in strict confidence and shall not be disclosed to any third party without the consent of Buyer except for (i) disclosure to Seller's direct and indirect parent companies, attorneys, agents or accountants, provided that such attorneys or accountants likewise agree to be bound by this covenant of confidentiality or (ii) upon prior written notice to Buyer, disclosure required by law, rule, regulation or order of a court or other regulatory body or (iii) to the extent necessary in dealing with obligors or tenants in connection with Program Assets or (iv) with prior written notice to Buyer, to any approved Hedge Counterparty to the extent necessary to obtain any Hedge Instrument hereunder or (v) with prior written notice to Buyer, any required Securities and Exchange Commission or state securities' law disclosures or filings.

37.      HEDGE INSTRUMENTS

         a) Each Hedge Instrument shall expressly provide that in the event of the repurchase or other removal of a Loan from the terms of this Agreement, the related or allocated portion of the related Hedge Instrument as determined by Buyer (the "Related Hedge") shall either be liquidated or assigned to a qualified successor hedge counterparty, as Buyer deems appropriate.

         b) Any Hedge Instrument that provides for any payment obligation on the part of Seller must (i) contain a non-petition covenant as to Seller, (ii) absent a default under such Hedge Instrument, limit payment dates thereunder to Repurchase Dates, and (iii) contain a provision limiting any cash payments due from Seller on any day under such Hedge Instrument, prior to the occurrence of an Event of Default, solely to funds available therefor in the Collection Account on Repurchase Dates pursuant to the Custody Agreement and, following the occurrence of an Event of Default, to Income or liquidation proceeds in respect of the related Purchased Assets; provided, however, that the Hedge Counterparty shall not be entitled to, and shall agree not to assert, a lien on any of the Purchased Assets.

         c) Each Hedge Instrument must (i) provide for the direct payment of any amounts thereunder to the Collection Account, (ii) contain or permit an assignment of all of Seller's or Originator's rights (but none of its obligations) under such Hedge Instrument to Buyer and shall include an express consent of the Hedge Counterparty to such assignment, (iii) provide that in the event of the occurrence of an Event of Default, such Hedge Instrument may either be liquidated or assigned to a qualified successor hedge counterparty upon the direction of Buyer, (iv) prohibit the Hedge Counterparty from "setting-off" or "netting" other obligations of Seller or its Affiliates against such Hedge Counterparty's payment obligations thereunder, provided that such Hedge Instrument may permit such Hedge Counterparty to net its payment obligations to Seller against Seller's payment obligations under any Hedge Instrument that also constitutes a Purchased Asset, (v) provide that the Related Hedge(s) will either be liquidated or assigned to a qualified successor hedge counterparty upon the removal of the related Loans from the terms of this Agreement, (vi) have economic terms that are fixed and not subject to alteration after the date of assumption or execution of each Related Hedge and (vii) be the subject of a Securities Account Control Agreement or other assignment instrument acceptable to Buyer and the Hedge Counterparty.


         d) To the extent (i) the Buyer is the owner (or otherwise entitled to the economic benefit) of the Purchased Assets and is in control of the Income from such Purchased assets and (ii) such Income is no longer subject to the priorities set forth in Section 4.01 of the Custody Agreement, Buyer shall cause such Income to be applied, as a first priority, to the payment of amounts due (as of the date Buyer obtains possession or control of such Income) to the Hedge Counterparty in respect of the Related Hedges. In the event Buyer liquidates the Purchased Assets following an Event of Default, Buyer shall cause the proceeds of such liquidation to be applied, as a first priority, to the payment of amounts due to the Hedge Counterparty as a result of the termination of the Related Hedges by Buyer prior to or in connection with such liquidation. Except as expressly set forth in this Section 37(d) or as otherwise expressly agreed by Buyer, each Hedge Instrument shall be without recourse to Buyer or the Purchased Assets. Upon application of the Income or liquidation proceeds from the Purchased Assets to payment of amounts then due and owing to the Hedge Counterparty under the Related Hedges, the Hedge Counterparty shall have no further claim to the portion of such Income or liquidation proceeds remaining after such payment. The Hedge Counterparty shall be a third party beneficiary of this Agreement and the Custody Agreement to the extent of its right to distributions in respect of Purchased Assets in accordance herewith.

38.      Initial Sub-limit Waiver

In connection with the execution of this Agreement, the Side Letter, the Originator Guaranty, the CNL APF Guaranty and the related reduction of certain of the limitations on various asset-types described in the definition of "Eligible Asset" as set forth in the Second Amended and Restated Side Letter, dated as of June 8, 2001 (the "Second Side Letter"), among Seller, Originator and Buyer, the parties hereto acknowledge that the aggregate amount of certain of the Existing Loans will exceed such limitations as set forth in the Side Letter. Buyer hereby waives any breach of such limitations in the Side Letter solely for the period commencing on the Effective Date and ending on December 14, 2001 (the "Waiver"). The Waiver shall not be applied in any manner so as to allow Seller to exceed the various limitations set forth in the Side Letter if such limitations are not breached on the Effective Date. The Waiver shall only apply to Existing Loans and shall terminate on December 11, 2001, at which time Seller hereby agrees to comply with all limitations set forth in the Side Letter. The Waiver shall not apply to any breaches of the limitations described in the definition of "Eligible Assets" set forth in the Second Letter and existing as of the Effective Date.

                                              [Signature Page Follows]

     IN WITNESS WHEREOF, Seller, Originator and Buyer have caused their names to be signed to this Agreement by their respective officers thereunto duly authorized as of the date first above written.

                       CNL FINANCIAL VII, LP, as Seller

                       By: CNL Financial VII, Inc., as its general partner


                       By:____________________________________
                       Name:
                       Title:


                       CNL FRANCHISE NETWORK, LP, as Originator

                       By:  CNL  Franchise  Network  GP  Corp.,  as its  general
                            partner


                       By:____________________________________
                       Name:
                       Title:


                       BANK OF AMERICA, N.A., as Buyer
                       and Agent, as applicable


                       By:____________________________________
                       Name:
                       Title:

[TPW: NY05:10000306.8]  17557-00054  10/18/01 01:24PM
                     THIRD AMENDED AND RESTATED SIDE LETTER


                                                    Dated as of October 11, 2001

CNL Financial VII, LP
103 Foulk Road, Suite 204
Wilmington, Delaware 19803

CNL Franchise Network, LP
450 South Orange Avenue
Orlando, Florida 32801

Bank of America, N.A.
901 Main Street, 66th Floor
Dallas, Texas 75202

Ladies and Gentlemen:

          Reference is hereby made to, and this third amended and restated side letter is hereby incorporated by reference into, the Amended and Restated Master Repurchase Agreement, dated as of October 11, 2001 (the "Master Repurchase Agreement"), among CNL Financial VII, LP, as seller (the "Seller"), CNL Franchise Network, LP, as originator (the "Originator") and Bank of America, N.A., as buyer (the "Buyer"). Any capitalized term used but not defined herein shall have the meaning assigned to such term in the Master Repurchase Agreement.

          Section 1. Definitions.

          The following terms referenced in Section 2 of the Master Repurchase Agreement shall have the meanings set forth below:

          "Buyer"s Margin Percentage" shall mean, with respect to any Transaction, a percentage agreed to by Buyer and Seller as set forth in the related Confirmation, or, in the absence of any such agreement (A) prior to January 1, 2002, the weighted average of the following percentages by the greater of the outstanding principal balance and the Market Value of the related
Loans:

          (1) in the case of Construction Loans, 105.263%,

          (2) in the case of Late-CO Loans, 111.11%,

          (3) in the case of Net Lease Loans and Mortgage Loans (other than Non-Securitizable Loans), 103.093%,

          (4) in the case of Delinquent Loans and Defaulted Loans, the greater of 133.33% of the outstanding principal balance and 111.11% of the Market Value of such Loans,

          (5) in the case of 60+ Delinquent Loans, the greater of 200% of the outstanding principal balance and 111.11% of the Market Value of such Loans,

          (6) in the case of CNL Retained Loans, the percentage set forth in Exhibit F of the Master Repurchase Agreement with respect to each CNL Retained Loan, which percentage shall only be applied against the original principal balance of the related CNL Retained Loan,

          (7) in the case of ARM Loans, 111.11%,

          (8) in the case of Low FCCR Loans, 105.263%,

          (9) in the case of Non-Documented Rehab Loans, 250.00%,

          (10) in the case of Documented Rehab Loans, 181.818%,

          (11) in the case of Performing Rehab Loans (and any other Rehab Loans approved by the Buyer in its sole Discretion), 133.33%, and

          (12) in the case of 1031 Loans, (A) 105.263% of the outstanding principal balance with respect to 1031 Loans that are Construction Loans and have been Program Assets for less than 12 months and 1031 Loans that are not Construction Loans and have been Program Assets for less than 8 months and (B) 105.263% of the greater of the outstanding principal balance and the Market Value with respect to 1031 Loans that are Construction Loans and have been Program Assets for 12 months or more and 1031 Loans that are not Construction Loans and have been Program Assets for 8 months or more, and and (B) on or after January 1, 2002, the weighted average of the following percentages by the greater of the outstanding principal balance and the Market Value of the related Loans, unless otherwise noted:

          (1) in the case of Construction Loans, 105.263%,

          (2) in the case of Late-CO Loans, 111.11%,

          (3) in the case of Net Lease Loans and 1031 Loans, the greater of 111.11% of the Market Value and 103.093% of the outstanding principal balance of the related Loans,

          (4) in the case of Purchased Assets other than Net Lease Loans, 1031 Loans and ARM Loans, 105.263%,

          (5) in the case of Delinquent Loans and Defaulted Loans, the greater of 133.33% of the outstanding principal balance and 111.11% of the Market Value of such Loans,

          (6) in the case of 60+ Delinquent Loans, the greater of 200% of the outstanding principal balance and 111.11% of the Market Value of such Loans,

          (7) in the case of CNL Retained Loans, the percentage set forth in Exhibit F of the Master Repurchase Agreement with respect to each CNL Retained Loan, which percentage shall only be applied against the original principal balance of the related CNL Retained Loan,

          (8) in the case of ARM Loans, 117.647%,

          (9) in the case of Low FCCR Loans that are Net Lease Loans or 1031 Loans, the greater of 111.111% of the Market Value and 103.093% of the outstanding principal balance of the related Loans,

          (10) in the case of Low FCCR Loans that are Mortgage Loans, 105.263%,

          (11) in the case of Non-Documented Rehab Loans, 250.00%,

          (12) in the case of Documented Rehab Loans, 181.818%, and

          (13) in the case of Performing Rehab Loans (and any other Rehab Loans approved by the Buyer in its sole Discretion), 133.33%.

          "Commitment Fee" shall mean $487,500.

          "Eligible Asset" shall mean each Loan meeting the representations and warranties set forth on Appendix A to the Custody Agreement and for which the aggregate outstanding Repurchase Price for such Loan as of any date of determination, together with the aggregate outstanding Repurchase Price for all other Loans then subject to Transactions, shall not exceed an amount equal to:

          (1) 100% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Loans consisting of Tier I Loans and 50% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Tier I Loans secured by Mortgaged Property used in the operation of the same Concept,

          (2) 100% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Loans consisting of Tier II Loans and 30% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Tier II Loans secured by Mortgaged Property used in the operation of the same Concept,

          (3) 50% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Loans consisting of Tier III Loans and 15% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Tier III Loans secured by Mortgaged Property used in the operation of the same Concept,

          (4) 30% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Loans consisting of Tier IV Loans and 10% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Tier IV Loans secured by Mortgaged Property used in the operation of the same Concept,

          (5) 15% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Loans to the same Borrower Group,

          (6) 40% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Loans to the four (4) Borrower Groups representing the greatest portion of the Program Assets,

          (7) 25% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Loans secured by Collateral in the same U.S. state,

          (8) $100,000,000 with respect to the aggregate amount of Construction Loans,

          (9) zero percent (0%) of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Program Assets as to which any representation or warranty with respect to any such Program Asset has been materially breached, as determined by Buyer,

          (10) the lesser of (A) thirty percent (30%) of the Maximum Aggregate Purchase Price and (B) forty percent (40%) of the aggregate outstanding principal balance of all Mortgage Loans constituting Program Assets, with respect to the aggregate amount of Mortgage Loans secured by Space Leases,

          (11) 5% of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Delinquent Loans, 60+ Delinquent Loans and Defaulted Loans (other than Rehab Loans),

          (12) $5 million with respect to the aggregate amount of Rehab Loans secured by Space Leases,

          (13) zero percent (0%) of the Maximum Aggregate Purchase Price with respect to the aggregate amount of 90+ Delinquent Loans that are not Rehab Loans,

          (14) 50 percent (50%) of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Wet Funded Loans, (1)

          (15) zero percent (0%) of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Construction Loans that are Program Assets in excess of twenty four (24) months,

          (16) zero percent (0%) of the Maximum Aggregate Purchase Price with respect to the aggregate amount of ARM Loans that are Program Assets after March 31, 2002,

          (17) zero percent (0%) of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Loans (other than Existing Mortgage Loans) that are Program Assets in excess of eighteen (18) months,

          (18) with respect to the aggregate amount of Mortgage Loans, ARM Loans, Delinquent and Defaulted Loans that are Mortgage Loans, and Rehab Loans that are Mortgage Loans, (A) $210,000,000 prior to April 1, 2002, and
     (B) $125,000,000 thereafter; provided, however, that with respect to any Mortgage Loan, ARM Loan, Delinquent and Defaulted Loans that are Mortgage Loans, and Rehab Loans that are Mortgage Loans not subject to a Transaction as of the Effective Date, such Loan shall not be an Eligible Asset if the Buyer has not approved, in its sole discretion, the takeout or exit strategy for such Loan,

          (19) with respect to the aggregate amount of 1031 Loans, zero percent (0%) of the Maximum Aggregate Purchase Price if Section 1031 of the Code is repealed, replaced, amended or interpreted in any way that, in the Buyer's sole discretion, may have a material adverse effect on the tax benefits available pursuant to such section or on the market for 1031 exchange property,

          (20) with respect to the aggregate amount of Net Lease Loans and 1031 Loans on and after January 1, 2002, zero percent (0%) of the Maximum Aggregate Purchase Price with respect to the Net Lease Loans and 1031 Loans that are not (A)(1) Tier I or Tier II Loans with a minimum lease rate of 9.0% (or such other rate as the Buyer may approve in its sole discretion) or (2) in the Buyer's sole discretion, Tier III or Tier IV Loans with a minimum lease rate of 9.5% (or such other rate as the Buyer may approve in its sole discretion), and (B) secured by Mortgaged Property capable of being exchanged for "like kind" property, as defined in Section 1031 of the Code, in the 1031 tax-free exchange market,

          (21) the lesser of (A) $25,000,000 and (B) twenty-five percent (25%) of the aggregate outstanding Purchase Price of Net Lease Loans with respect to the aggregate amount of 1031 Loans that are Program Assets in excess of twelve (12) months,

          (22) with respect to the aggregate amount of Low FCCR Loans (excluding Rehab Loans), (A) $70,000,000 prior to March 31, 2002, and (B) $50,000,000 thereafter,

          (23) zero percent (0%) of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Construction Loans with respect to which a certificate of occupancy has not been issued on or before the date that is twelve (12) months after the earlier of the date of the related Note and the date such Loan becomes a Program Asset,

          (24) unless otherwise approved in writing by the Buyer in its sole discretion, zero percent (0%) of the Maximum Aggregate Rehab Purchase Price with respect to the aggregate amount of Non-Documented Rehab Loans subject to Transactions for more than six months,

          (25) unless otherwise approved in writing by the Buyer in its sole discretion, zero percent (0%) of the Maximum Aggregate Rehab Purchase Price with respect to the aggregate amount of Documented Rehab Loans subject to Transactions for more than one year,

          (26) zero percent (0%) of the Maximum Aggregate Rehab Purchase Price with respect to the aggregate amount of Rehab Loans that fail to perform pursuant to the related workout, modification or bankruptcy plan and such failure is not cured within thirty days,

          (27) zero percent (0%) of the Maximum Aggregate Rehab Purchase Price with respect to the aggregate amount of Rehab Loans for which the Buyer has not been provided with an Appraisal within thirty days of such Rehab Loan first becoming subject to a Transaction, and

          (28) zero percent (0%) of the Maximum Aggregate Purchase Price with respect to the aggregate amount of Existing Mortgage Loans that remain subject to Transactions after October 13, 2002.

          "Exit Fee" shall mean a fee in an amount equal to the product of (A) the outstanding principal balance of the related Purchased Asset multiplied by
(B) the applicable percentage set forth in the definition of Purchase Price for such Purchased Asset (which, if more than one percentage is set forth, shall be the largest percentage) multiplied by (C):

          (i) with respect to any Net Lease Loan or 1031 Loan subject to a Transaction under the Master Repurchase Agreement as of the Effective Date,
     (A) 25 basis points (0.25%) prior to March 31, 2002 and (B) 75 basis points (0.75%) thereafter,

          (ii) with respect to any Purchased Asset other than a Net Lease Loan or 1031 Loan subject to a Transaction under the Master Repurchase Agreement as of the Effective Date, (A) zero basis points (0%) prior to January 1, 2002 and (B) 75 basis points (0.75%) thereafter; and

          (iii) with respect to any Purchased Asset that was first purchased by the Buyer under the Master Repurchase Agreement on or after the Effective Date, 75 basis points (0.75%).

          "Purchase Price" shall mean the price at which Purchased Assets are transferred by Seller to Buyer in a Transaction, which shall (unless otherwise agreed) be equal to:

          (1) in the case of Construction Loans, 95% of the lesser of (A) the Market Value of the related Purchased Assets and (B) the outstanding principal balance of the related Purchased Assets,

          (2) in the case of Late-CO Loans, 90% of the lesser of (A) the Market Value of the related Purchased Assets and (B) the outstanding principal balance of the related Purchased Assets,

          (3) in the case of Net Lease Loans and Mortgage Loans (other than Non-Securitizable Loans) prior to January 1, 2002, 97% of the lesser of (A) the Market Value of the related Purchased Assets and (B) the outstanding principal balance of the related Purchased Assets,

          (4) in the case of Net Lease Loans and 1031 Loans on and after January 1, 2002, the lesser of (A) 90% of the Market Value of the related Purchased Assets and (B) 97% of the outstanding principal balance of the related Purchased Assets,

          (5) in the case of Purchased Assets other than Net Lease Loans, 1031 Loans and ARM Loans, on and after January 1, 2002, the lesser of
               (A) the Market Value of the related Purchased Assets and (B) 95% of the outstanding principal balance of the related Purchased Assets,

          (6) in the case of Delinquent Loans and Defaulted Loans (other than Rehab Loans), the lesser of (A) 90% of the Market Value of the related Purchased Assets and (B) 75% of the outstanding principal balance of the related Purchased Assets,

          (7) in the case of 60+ Delinquent Loans (other than Rehab Loans), the lesser of (A) 90% of the Market Value of the related Purchased Assets and (B) 50% of the outstanding principal balance of the related Purchased Assets,

          (8) in the case of CNL Retained Loans, the amount set forth in Exhibit F of the Master Repurchase Agreement with respect to each CNL Retained Loan,

          (9) in the case of ARM Loans, (A) prior to January 1, 2002, 90% of the lesser of (1) the Market Value of the related Purchased Assets and (2) the outstanding principal balance of the related Purchased Assets, and (B) as of January 1, 2002, 85% of the outstanding principal balance of the related Purchased Assets,

          (10) in the case of 1031 Loans prior to January 1, 2002, (A) 95% of the outstanding principal balance of the related Purchased Assets with respect to (I) 1031 Loans that are Construction Loans and have been Program Assets for less than 12 months and (II) 1031 Loans that are not Construction Loans and have been Program Assets for less than 8 months or (B) 95% of the lesser of (I) the Market Value of the related Purchased Assets and (II) the outstanding principal balance of the related Purchased Assets with respect to (a) 1031 Loans that are Construction Loans and have been Program Assets for 12 months or more and (b) 1031 Loans that are not Construction Loan and have been Program Assets for 8 months or more,

          (11) in the case of Low FCCR Loans that are Net Lease Loans, the lesser of (A) 90% of the Market Value of the related Purchased Assets and (B) 97% of the outstanding principal balance of the related Purchased Assets,

          (12) in the case of Low FCCR Loans that are Mortgage Loans, 95% of the lesser of (A) the Market Value of the related Purchased Assets and (B) the outstanding principal balance of the related Purchased Assets,

          (13) in the case of  Non-Documented  Rehab Loans, 40% of the lesser of
               (A) the Market Value of the related Purchased Assets and (B) the outstanding principal balance of the related Purchased Assets,

          (14) in the case of Documented Rehab Loans, 55% of the lesser of (A) the Market Value of the related Purchased Assets and (B) the outstanding principal balance of the related Purchased Assets, and

          (15) in the case of Performing Rehab Loans (and any other Rehab Loan approved by the Buyer in its sole Discretion), 75% of the lesser of (A) the Market Value of the related Purchased Assets and (B) the outstanding principal balance of the related Purchased Assets.

          "Pricing Rate" means:

          (i) with respect to each Purchased Asset that is not a Rehab Loan, an amount equal to LIBOR plus:

              (A) with respect to Net Lease Loans and 1031 Loans, 90 basis points (0.90%),

              (B) with respect to ARM Loans, (1) 90 basis points (0.90%) prior to January 1, 2002 and (2) 200 basis points (2.00%) thereafter,

              (C) with respect to Low FCCR Loans and 60+ Delinquent Loans, 200 basis points (2.00%),


              (D) with respect to all other Purchased Assets that are not Rehab Loans, Net Lease Loans, 1031 Loans, ARM Loans, Low FCCR Loans or 60+ Delinquent Loans, (1) 90 basis points (0.90%) prior to January 1, 2002 and (2) 125 basis points (1.25%) thereafter, and

         (ii) with respect to Rehab Loans, an amount equal to LIBOR plus 400 basis points (4.00%).

         Section 2. Counterparts.

         This side letter may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original, and all such counterparts shall constitute one and the same instrument.

         IN WITNESS WHEREOF, Seller, Originator and Buyer have caused their names to be signed hereto by their respective officers thereunto duly authorized on the date first above written.

                                CNL FINANCIAL VII, LP

                                By:  CNL Financial VII, Inc., as general partner


                                By:____________________________
                                Name:
                                Title:


                                CNL FRANCHISE NETWORK, LP

                                By:  CNL Franchise Network GP Corp., as
                                general partner

                                By:____________________________
                                Name:
                                Title:


                                BANK OF AMERICA, N.A.


                                By:____________________________
                                Name:
                                Title:

Subsidiaries of the Registrant

CNL American Properties Fund, Inc.
CNL Franchise Network Corp.
CNL Financial GP Holding Corp.
CNL Franchise Network GP Corp.
CNL Franchise Network LP Corp.
CNL Financial Services GP Corp.
CNL Funding 2001-A, Inc.
CNL Financial VII, Inc.
CNL Funding 98-1, Inc.
CNL Funding 99-1, Inc.
CNL Franchise Network, LP
CNL Financial VII, LP
CNL Funding 2001-A, LP
CNL Financial LP Holding, LP
CNL RP Services, LLC
CNLinet, LLC
CNL Advisory Services, LLC
CNL Financial Services, LP
CNL Funding 2001-4, Inc.
CNL Funding 2002-A, Inc.
CNL Funding 2001-4, LP
CNL Funding 2002-A, LP
CNL Financial VIII, Inc.
CNL Financial VIII, LP
CNL Funding 98-1, LP
CNL Funding 99-A, LP
CNL Restaurant Property Services, Inc.
CNL Restaurant Investors Properties, Inc.
CNL Restaurant Investors, LLC
CNL Investors Properties, LLC
CNL Restaurant Properties, Inc.
CNL/MSC Indiana Joint Venture
CNL/Corral South Joint Venture
CNL Fund Advisors, Inc.
CNL Restaurant Development, Inc.
CNL APF LP Corp.
CNL APF GP Corp.
CNL Restaurant Net Lease GP Holding Corp.
CNL/MSC Joint Venture No. 752
CNL/MSC Joint Venture No. 779
CNL/MSC Joint Venture No. 857
CNL/MSC Joint Venture No. 182
CNL/MSC Joint Venture No. 1005
CNL/MSC Joint Venture No. 740
CNL APF Partners, LP
CNL/Lee Vista Joint Venture
CNL/Chevys Annapolis Joint Venture
CNL Restaurant Net Lease Holdings, LP
CNL Restaurant Bond Holdings, Inc.
CNL Funding 2000-A, Inc.
CNL Funding 2000-A, LP
CNL Restaurant Bond Holdings, LP
CNL Restaurants XVIII, Inc.
CNL Net Lease Funding 2001, Inc.
CNL Net Lease Funding 2001, LP

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

                  10.4 First Amendment to Amended and Restated Credit Agreement dated as of December 31, 1999 between CNL APF Partners, LP and First Union National Bank, as Agent (included as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

                  10.5 Franchise Receivable Funding and servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (included as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

                  10.6 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (included as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

                  10.19 Employment Agreement by and between Michael Wood and the Registrant, dated August 31, 1999 (included as
                           Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.20 Employment Agreement by and between Brent Heaton and the Registrant, dated September 29, 1999 (included as
                           Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.21 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Curtis McWilliams (included as Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended March 31, 2001). The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1, 1999), John Walker (dated November 3,
                           1999), Barry Goff (dated November 1, 1999), and Brent Heaton (dated November 3, 1999).

                  10.22 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Robert Chapin (included as Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended March 31, 2001). The following persons have signed a substantially identical Addendum relating to their respective employment agreements: Howard Singer (dated November 1, 1999), Michael Wood (dated November 8, 1999) and Timothy Neville (dated November 24, 1999).

                  10.23 Second Addendum to Employment Agreement dated as of June 16, 2000, between the Registrant and Curtis McWilliams (included as Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2001). The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements: Howard Singer (dated June 19, 2000), Robert Chapin (dated June 20,
                           2000) and Brent Heaton (dated October 30, 2000).

                  10.24 Second Addendum to Employment Agreement dated as of August 20, 2000, between the Registrant and Barry Goff (included as Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.25 Second Addendum to Employment Agreement dated as of September 1, 2000, between the Registrant and Steve Shackelford (included as Exhibit 10.25 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.26 Second Addendum to Employment Agreement dated as of 2000, between the Registrant and Timothy Neville (included as Exhibit 10.26 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.27 Second Addendum to Employment Agreement dated as of October 24, 2000, between the Registrant and Michael Wood (included as Exhibit 10.27 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.28 Second Addendum to Employment Agreement dated as of October 25, 2000, between the Registrant and John Walker (included as Exhibit 10.28 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  10.29 Amended and Restated Master Purchase Agreement dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (filed herewith).

                  10.30 Third Amended and Restated Side Letter dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (filed herewith).

                  21       Subsidiaries of the Registrant (filed herewith).