Form 10-Q
period 2002-03-21
CNL AMERICAN PROPERTIES FUND INC
filed 2002-05-15
CIK 922981




                                                     FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

   (X)                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                            OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                                      March 31, 2002
                               --------------------------------------------------------------------------

                                                        OR

   ( )                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                            OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ________________________


                                                  Commission file number
                                                        001-15581
                                          ---------------------------------------


                                        CNL American Properties Fund, Inc.
--------------------------------------------------------------------------------------------------------------------
                              (Exact name of registrant as specified in its charter)


                      Maryland                                                        59-3239115
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


450 South Orange Avenue
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
(Address of principal executive offices)                                              (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 540-2000
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

44,075,641 shares of common stock, $0.01 par value, outstanding as of May 8, 2002.











                                    CONTENTS





Part I                                                                                         Page
                                                                                               ----

   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets                                         1

                  Condensed Consolidated Statements of Operations                               2

                  Condensed Consolidated Statements of
                       Stockholders' Equity and Comprehensive
                       Income/(Loss)                                                            3

                  Condensed Consolidated Statements of Cash Flows                               4-5

                  Notes to Condensed Consolidated Financial
                       Statements                                                               6-10

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           11-19

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                                   19


Part II

   Other Information                                                                            20-24










ITEM 1.   FINANCIAL STATEMENTS

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands except for per share data)

                                                                                  March 31,           December 31,
                                                                                    2002                  2001
                                                                                -------------        --------------
                                             ASSETS

    Real estate investment properties                                           $   651,102          $   652,218
    Net investment in direct financing leases                                       130,982              137,104
    Real estate held for sale                                                       157,491              171,564
    Mortgage loans held for sale                                                    301,187              315,835
    Mortgage, equipment and other notes receivable, net of allowance of
          $28,051 and $29,631, respectively                                         101,815              103,962
    Other investments                                                                32,663               32,797
    Cash and cash equivalents                                                        20,828               19,333
    Restricted cash                                                                   9,996               12,456
    Receivables, less allowance for doubtful accounts
        of $4,962 and $4,315, respectively                                            5,053                4,990
    Accrued rental income                                                            20,597               19,322
    Goodwill                                                                         56,260               56,260
    Other assets                                                                     31,879               33,273
                                                                                --------------       -------------
                                                                                $ 1,519,853          $ 1,559,114
                                                                                ==============       =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Credit facility                                                             $    21,000          $    10,000
    Note payable                                                                     48,731               48,731
    Mortgage warehouse facilities                                                   398,030              430,169
    Subordinated note payable                                                        43,750               43,750
    Bonds payable                                                                   437,432              441,065
    Due to related parties                                                           10,451                5,201
    Other payables                                                                   25,661               35,505
                                                                                --------------       -------------
        Total liabilities                                                           985,055            1,014,421
                                                                                --------------       -------------
    Minority interests, including redeemable partnership interest                    18,611               18,511
                                                                                --------------       -------------

    Stockholders' equity:
      Preferred stock, without par value.  Authorized
        and unissued 3,000,000 shares                                                    --                   --
      Excess shares, $0.01 par value per share.
        Authorized and unissued 78,000,000 shares                                        --                   --
      Common stock, $0.01 par value per share. Authorized 62,500,000
        shares,  issued  44,112,943  shares,  outstanding  44,075,641 shares            441                  441
      Capital in excess of par value                                                798,154              798,154
      Accumulated other comprehensive income                                          1,746                1,370
      Accumulated distributions in excess of net earnings                          (284,154 )           (273,783 )
                                                                                --------------      ---------------
        Total stockholders' equity                                                  516,187              526,182
                                                                                ---------------     ---------------
                                                                                $ 1,519,853          $ 1,559,114
                                                                                ===============     ===============





                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands except for per share data)



                                                                                              Quarter Ended
                                                                                                March 31,
                                                                                         2002                2001
                                                                                    --------------      --------------

Revenues:
  Sale of real estate                                                               $     37,233         $     12,653
  Rental income from operating leases                                                     21,352               21,702
  Earned income from direct financing leases                                               3,115                4,267
  Interest income from mortgage, equipment and other notes receivable                      9,389               12,203
  Investment and interest income                                                             717                1,841
  Other income                                                                             3,118                4,345
  Net  increase  (decrease)  in value of  mortgage  loans held for sale,  net of
  related Hedge                                                                           (3,280 )              2,563
                                                                                    --------------      ---------------
                                                                                          71,644               59,574
                                                                                    --------------      ---------------
Expenses:
  Cost of real estate sold                                                                34,336               12,023
  General operating and administrative                                                     7,243                7,010
  Interest expense                                                                        15,426               18,606
  Property expenses                                                                        2,647                  470
  State and other taxes                                                                      187                   64
  Depreciation and amortization                                                            4,057                5,781
  Impairment provisions                                                                    1,212                3,076
                                                                                   ---------------      ---------------
                                                                                          65,108               47,030
                                                                                   ----------------     ---------------

Earnings before minority interest in (income)/loss of consolidated joint ventures, equity in earnings of unconsolidated joint ventures, loss on sale
  of assets and current tax expense                                                        6,536               12,544

Minority interest in (income)/loss of consolidated joint ventures                           (135 )                 33

Equity in earnings of unconsolidated joint ventures                                          268                  154

Loss on sale of assets                                                                      (237 )               (716 )
                                                                                    ----------------      ---------------
Earnings before cumulative effect of accounting change                                     6,432               12,015
                                                                                    ----------------      ---------------

Cumulative effect of accounting change                                                        --               (3,841 )
                                                                                    ----------------      ---------------

Net earnings                                                                         $     6,432           $    8,174
                                                                                     ================     ===============

Earnings per share of common stock (basic and diluted):
    Before cumulative effect of accounting change                                    $      0.15           $     0.28
    Cumulative effect of accounting change                                                    --                (0.09 )
                                                                                    ----------------      ---------------
    Net earnings                                                                     $      0.15           $     0.19
                                                                                    ================      ===============

Weighted average number of shares of common stock outstanding                         44,075,641           43,495,919

                                                                                    ================      ===============





                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                     EQUITY AND COMPREHENSIVE INCOME/(LOSS)
                   Quarter Ended March 31, 2002 and Year Ended
                                December 31, 2001
                                 (In Thousands)


                                                                         Accumul
                                                                            ated
                                                                        distribu
                                                                           tions      Accumulated
                                   Common stock         Capital in     in excess          Other
                                 Number       Par       excess of         of net    Comprehensive                      Comprehensive
                               of shares     value      par value       earnings     Income/(Loss)       Total         Income/(Loss)
                               ----------- ----------  -------------  ----------   ----------------   -------------  ---------------

Balance at December 31, 2000     43,496    $  435     $  789,926     $ (182,865)      $      242      $  607,738       $         --


Shares issued                       580         6          9,722             --               --           9,728                 --

Stock issuance costs                 --        --         (1,494)            --               --          (1,494)                --

Net loss                             --        --             --        (24,452)              --         (24,452)           (24,452)

Other comprehensive
  income, market
  revaluation on available
  for sale securities                --        --             --             --              839             839                839

Cumulative effect adjustment
  to recognize fair value
  of cash flow hedges                --        --             --             --           (5,172)         (5,172)            (5,172)

Reclassification of cash flow
  hedge losses to statement
  of operations                      --        --             --             --            8,060           8,060              8,060


Current period adjustment to
  recognize change in fair
  value of cash flow hedges          --        --             --             --           (2,599)         (2,599)            (2,599)
                                                                                                                            --------

Total comprehensive income           --        --             --             --               --              --       $    (23,324)
                                                                                                                            ========
Distributions declared and
  paid ($1.52 per share)             --        --             --        (66,466)              --         (66,466)
                              ----------- ---------     -----------  -------------    -------------   -------------

Balance at December 31, 2001     44,076    $  441    $   798,154     $ (273,783)       $   1,370      $  526,182       $         --

Net earnings                         --        --             --          6,432               --           6,432              6,432

Other comprehensive income,
  market revaluation on
  available for sale securities      --        --             --             --              406             406                406


Current period adjustment to
  recognize change in fair
  value of cash flow hedge           --        --             --             --              (30)            (30)               (30)

                                                                                                                            --------
Total comprehensive income           --        --             --             --               --              --       $      6,808
                                                                                                                            ========
Distributions declared and
paid($0.38 per share)                --        --             --        (16,803)              --         (16,803)

                              ----------- ----------  -------------   ------------    --------------   --------------
Balance at March 31, 2002        44,076   $   441    $   798,154     $ (284,154)      $     1,746     $  516,187
                              =========== ==========  =============   ============    ==============   ==============





                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                         Quarter Ended
                                                                                          March 31,
                                                                                  2002                   2001
                                                                            ------------------     -----------------

     Cash Flow from Operating Activities:
     Net earnings                                                               $    6,432           $    8,174
     Adjustments to reconcile net earnings/(loss) to net cash
        used in operating activities:
            Depreciation and amortization                                            4,057                5,781
            Impairment provisions                                                    1,212                3,076
            Investments in mortgage loans held for sale                               (215)             (84,636)
            Collection on mortgage loans held for sale                               8,981               12,889
            Change in inventories of real estate held for sale                      16,487                   --
            Loss on sale of assets                                                     237                   86
            Changes in other operating assets and liabilities                         (721)              (1,936)
                                                                            ------------------     -----------------
                  Net cash provided by (used in) operating activities           $   36,470           $  (56,566)
                                                                            ------------------     -----------------

    Cash Flows from Investing Activities:
         Additions to real estate investment properties                               (102)             (13,260)
         Investment in direct financing leases                                          --               (3,190)
         Proceeds from sale of assets                                                2,785               13,229
         Decrease (increase) in restricted cash                                      2,460               (5,711)
         Investment in joint ventures                                                  (70)                (129)
         Investment in mortgage, equipment and other notes,
             receivable                                                             (2,058)              (9,183)
         Collections on mortgage, equipment and other notes
              receivable                                                               864                8,125
         Decrease in other assets                                                       --                  306
         Other                                                                          --                  585
                                                                            ------------------     -----------------
                  Net cash provided by (used in) investing activities                3,879               (9,228)
                                                                            ------------------     -----------------





                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                  2002                   2001
                                                                                ---------              --------

    Cash Flows from Financing Activities:
       Payment of stock issuance costs                                           (1,494)                   --
       Proceeds from borrowing on line of credit, note payable and
          subordinated note payable                                              11,000                31,704
       Payment on line of credit and note payable                                    --               (21,155)
       Proceeds from borrowing on mortgage warehouse facilities
                                                                                 16,899                84,966
       Payments on mortgage warehouse facilities                                (52,280)              (18,903)
       Retirement of bonds payable                                               (3,641)               (1,988
       Refund of loan costs                                                          28                    --
       Loan from stockholder                                                      7,500                    --
       Distributions to minority interests                                          (63)                  (59)
       Distributions to stockholders                                            (16,803)              (16,582)
                                                                            ----------------       -------------
              Net cash provided by (used in) financing activities               (38,854)               57,983
                                                                            ----------------       -------------

Net Increase (Decrease) in Cash and Cash Equivalents                              1,495                (7,811)

Cash and Cash Equivalents at Beginning of Quarter                                19,333                23,772
                                                                            ----------------       -------------

Cash and Cash Equivalents at End of Quarter                                  $   20,828             $  15,961
                                                                            ================       =============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

                    Interest paid                                            $    8,432             $  11,001
                                                                            ================      ==============


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Organization and Nature of Business:
         ------------------------------------

         CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994, and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include CNL Restaurant Properties, Inc. ("CNL-RP") and CNL Franchise Network, Corp. ("CNL-FNC"). The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment, operated principally through the Company's wholly owned subsidiary CNL-RP and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities related to the real estate segment include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $650 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL-FNC and a partnership with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, development and advisory services to national and regional restaurant operators.

2.       Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. Certain items in the prior year's financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on stockholders' equity or net earnings.






                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Adoption of New Accounting Standards:
         ------------------------------------

         In July 2001, Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142) was issued. FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value is more than its fair value. The provisions of this statement were adopted by the Company on January 1, 2002. The Company's goodwill relates to its specialty finance segment. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. As of March 31, 2002, the Company has not identified any requirement for goodwill impairment.

         The following table summarizes the effect of this adoption:

                                                                        Quarter Ended March 31,
                    (In Thousands except for per share data)               2002         2001
                                                                         ---------    ---------
                    Reported earnings before cumulative
                      effect of accounting change                       $  6,432       $12,015
                    Add back:  Goodwill amortization                          --           789
                                                                         ---------    ---------

                    Adjusted earnings before cumulative
                     effect of accounting change                        $  6,432       $12,804
                                                                        ==========    =========

                    Reported net earnings                               $  6,432       $ 8,174
                    Add back:  Goodwill amortization                          --           789
                                                                        ----------    ---------


                    Adjusted net earnings                               $  6,432       $ 8,963
                                                                        ==========    ==========



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Adoption of New Accounting Standards - Continued:
         ------------------------------------------------


                                                                         Quarter Ended March 31,
                   (In Thousands except for per share data)               2002            2001
                                                                         ------          ------

                   Earnings per share of common stock (basic and diluted):

                     Reported before cumulative effect of
                        accounting change                                $ 0.15          $ 0.28
                     Goodwill amortization                                   --            0.02
                                                                        --------        ---------

                     Adjusted before cumulative effect of
                        accounting change                                $ 0.15          $ 0.30
                                                                        ========        =========



                     Reported net earnings                               $ 0.15          $ 0.19
                     Goodwill amortization                                   --            0.02
                                                                        --------        ---------

                     Adjusted net earnings                               $ 0.15          $ 0.21
                                                                        ========        =========


         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation, for components designated on or after the effective date. Subsequent to March 31, 2002, the Company designated approximately $17 million in real estate as held for sale.






                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


4.       Related Party Transactions:
         --------------------------

         During the quarter ended March 31, 2002, an affiliate advanced approximately $7.5 million to the Company in the form of a demand balloon promissory note, which will be converted to stock. The note is uncollateralized, bears interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand.

5.       Segment Information:
         -------------------

         The Company has separate legal entities to operate and measure the specialty finance and real estate segments. Those entities are: CNL-RP and CNL-FNC. CNL-RP is the parent company of CNL APF Partners LP, and CNL-FNC is the parent company of CNL-FN.

         CNL-RP holds real estate, mortgage loans, and equipment and other loans on a portfolio basis. CNL-FNC originates mortgage loans and net leases with the intent to sell or securitize. The following table summarizes the results for the quarters ended March 31, 2002 and 2001 with segment information for the two lines of business.





                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001

5.       Segment Information - Continued:
         -------------------------------



                                                   CNL              CNL
                                               Restaurant        Franchise                           Consolidated
                                             Properties, Inc   Network Corp.     Eliminations           Totals
                                             ----------------  ---------------   --------------  ---------------------
                                                                         (In Thousands)
         QUARTER ENDED
              March 31, 2002:

         Revenues                            $    23,832       $   48,281       $     (469)      $      71,644
                                             ================  ===============   ==============  ===================

         Earnings before cumulative
         effect of accounting change         $     5,680       $      752       $       --       $       6,432
                                             ================  ===============   ==============  ===================

         Net earnings                        $     5,680       $      752       $       --       $       6,432
                                             ================  ===============   ==============  ===================

         Assets at March 31, 2002            $   917,296       $   607,422      $   (4,865)      $   1,519,853
                                             ================  ===============   ==============  ===================



                                                   CNL               CNL
                                               Restaurant         Franchise                         Consolidated
                                               Properties,      Network Corp.    Eliminations          Totals
                                                  Inc.
                                             ----------------  ----------------  --------------  -------------------
                                                                         (In Thousands)
         QUARTER ENDED
              March 31, 2001:

         Revenues                            $    28,976       $    30,867      $     (269)       $      59,574
                                             ================  ===============  ==============    ===================

         Earnings before cumulative
            effect of accounting change      $     9,522       $     2,493      $       --        $      12,015
                                             ================  ===============  ==============    ===================

         Net earnings/(loss)                 $     9,522       $    (1,348)     $       --        $       8,174

                                             ================  ===============  ==============    ===================

         Assets at March 31, 2001            $   986,902       $   707,823      $   (5,395)       $   1,689,330
                                             ================  ===============  ==============    ===================




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

Organization and Business

          CNL American Properties Fund, Inc. ("CNL-APF" or the "Company") is a self-advised real estate investment trust ("REIT") operating as a holding company for two primary subsidiary operating companies, CNL Restaurant Properties, Inc. and CNL Franchise Network, Corp. The Company was founded in 1994 and at March 31, 2002, had financial interests in approximately 1,200 properties diversified among more than 100 restaurant concepts in 47 states. The Company's total real estate holdings subject to lease included 800 properties of which approximately 150 properties are classified as held for sale. At March 31, 2002, the servicing portfolio of net lease properties and mortgages included over 2,400 units of which over 1,300 are serviced on behalf of third parties.

          The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment, operated principally through the Company's wholly owned subsidiary CNL Restaurant Properties, Inc. ("CNL-RP") and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities related to the real estate segment include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $650 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Franchise Network Corp ("CNL-FNC") and a partnership with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, development and advisory services to national and regional restaurant operators.

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

          The Company continues to monitor the public markets and is required by December 31, 2005, to either list on a national exchange or merge with another company. The Company's Board does not intend to liquidate the Company. To comply with certain tax guidelines governing taxable REIT subsidiaries, the Company may pursue other alternatives related to CNL-FNC that would provide stockholder liquidity for all or a portion of the Company's investment by this date.

Liquidity and Capital Resources

CNL American Properties Fund, Inc.

          The Company is primarily a holding company that receives distributions from its two primary subsidiaries, CNL-RP and CNL-FNC. During the three months ended March 31, 2002, CNL-APF did not receive any distributions from CNL-FNC. CNL-APF declared and paid distributions to its stockholders of $16.8 million and $16.6 million for the three months ended March 31, 2002 and 2001, respectively. The distribution for the three-month period ended March 31, 2002 was primarily funded through distributions from CNL-RP, but also included a loan from an affiliate, which will be converted to stock.

          In June 2000 the Company divided its operations into the real estate and specialty finance businesses. The objective of the Company was to combine the real estate segment, an entity with a strong capital base and stable cash flows, with a specialty finance growth business that could partner with a large financial institution and provide an additional source of liquidity.

Specialty Finance Segment (CNL Franchise Network Corporation)

          CNL-FN originates triple-net leases and loans, temporarily putting those assets on warehouse credit facilities and periodically securitizing or selling those assets. In a securitization the Company sells or transfers a pool of loans or properties with triple-net leases to certain special purpose entities which, in turn, issue to investors securities backed by an interest in the revenue originating from the loans or triple-net leases. These transactions serve to recycle and diversify capital.

          Uncertainty in the franchise finance sector caused management to prefer using private market sales channels to either refinance or sell approximately $162.5 million in loans during 2001. In addition, management directed the originations effort toward long-term, triple-net leases that can be sold in the tax-deferred real estate exchange market ("Section 1031 Exchanges"). At March 31, 2002, the Company is holding $398.0 million in debt from warehouse credit facilities. This debt is being collateralized by $301.2 million in mortgage loans held for sale and $157.5 million in real estate held for sale. In October 2001 the Company and Bank of America renegotiated certain terms of their strategic alliance as follows:

o Bank of America agreed to provide a $10 million unsecured credit facility (the "Liquidity Facility") to CNL-RP. The Liquidity Facility is for a term of one year and contains an option to extend the facility subject to renewal of the warehouse credit facility maintained by CNL-FN. CNL-RP then entered into a $10 million unsecured credit facility (the "Mirror Credit Facility") with CNL-FN that has substantially the same terms as the Liquidity Facility. The purpose of the Mirror Credit Facility is to augment the liquidity of CNL-FN for working capital and meeting any margin calls on CNL-FN's warehouse credit facilities.

o Bank of America agreed to provide a two-year $30 million unsecured revolving credit facility (the "Revolver") to CNL-RP in connection with the payoff of CNL-RP's then-current revolving credit facility.

o CNL-FN agreed to remove or sell by October 13, 2002 approximately $187 million in restaurant loans currently held as collateral under the Bank of America warehouse credit facility. CNL-FN and CNL-RP provided a guarantee of $15 million, which will be reduced ratably as certain conditions are met, including the removal or sale of the restaurant loans. In the event a balance exists on October 13, 2002, CNL-FN, or CNL-RP in the event CNL-FN does not have adequate liquidity, will remit the balance of the guarantee to Bank of America as additional enhancement capital against the remaining balance.

o CNL-FN and CNL-RP agreed to a $15 million guarantee on Bank of America's subordinated debt facility, which consists of a note payable having an outstanding amount of $43.75 million as of March 31, 2002. The $15 million guarantee has provisions for its reduction tied to achievement of an earnings target, full availability of the Liquidity Facility and the removal of the $187 million in loans described above. CNL-FN may also prepay the subordinated note. If the subordinated note guarantee is not paid by October 13, 2002, Bank of America will have a one-month option to convert the outstanding guarantee to a preferred security of CNL-RP with a face value of 80 percent of the outstanding guarantee. The terms will be substantially equivalent to the subordinated note.

o Bank of America agreed to forfeit a conversion feature on $15 million of the $43.75 million subordinated note, which reduced their potential ownership percentage of CNL-FN from 29.12 percent to 22.28 percent.

o Bank of America agreed to renew its warehouse credit facility with CNL-FN. Step-down provisions take the facility from $325 million to $275 million by April 1, 2002.

          As a result of the bank's requirement to remove or sell $187 million in loans by October 13, 2002 referenced above in the discussion of the Company's guarantee, management is evaluating alternate strategies. Management currently prefers a medium-term refinance that should allow the franchise asset-backed securitization market to stabilize. CNL-FN has identified a lender that has provided a commitment to refinance the loan over a five-year term. Management expects the transaction to close by June 30, 2002, but should events cause the Company or the lender to reconsider this transaction, management will continue to actively seek resolution of these loans so as not to invoke the Company guarantee.

          CNL-FN and its partnership sold approximately $39.8 million generating $3.1 million in gains in Section 1031 Exchanges during the three months ended March 31, 2002. The Company expects this sales channel to grow significantly during 2002. In addition, CNL-FN will continue to investigate other sales channels in which to direct its existing loan and lease assets while the securitization market remains unappealing.

          During the three months ended March 31, 2002, CNL-FNC's primary cash flows were derived from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from Section 1031 Exchanges and servicing revenues. Significant cash outflows consist of operating expenses and capital enhancements in the loan portfolio. Through its warehouse credit facility provided by Bank of America and by another lender to its subsidiary, CNL-FN, CNL-FNC currently has a credit capacity of $550 million. The facilities are periodically marked-to-market, incorporating both asset securitization market assumptions, assumptions on the Company's derivatives and delinquency assumptions. During the three months ended March 31, 2002, CNL-FN met $1.9 million in capital enhancements on its facilities. Over the course of 2001, CNL-FN had fully drawn its subordinated note payable and in February 2002, drew $5.0 million on the Mirror Credit Facility.

          In 2002, the Company intends to focus origination efforts within its specialty finance segment on the triple-net lease-financing product. CNL-FN's warehouse facilities provide advances for approximately 95 percent of appraised real estate value. The Company expects the remaining five percent to be provided by cash flow from CNL-FN's operations. Cash from operations could be negatively impacted if interest rates increased significantly, reducing the net spread.

          At March 31, 2002, CNL-FN had approximately $60.7 million in capital supporting its loan and lease portfolio. During 2002, as the loans are sold or refinanced and the leased restaurant properties are sold, part of the capital could be re-leased or reinvested into a refinancing. CNL-FN expects to reinvest most of its capital in new loans or triple-net leases in 2002.

          Liquidity risks within the Company's specialty finance segment include the possible occurrence of economic events that could have a negative impact on the franchise asset-backed securitization market and affect the quality or perception of the loans or leases underlying CNL-FN's securitization transactions. The quality of the securitized loans and leases is periodically reviewed by rating agencies to affirm or alter the ratings originally issued on the bonds sold to investors. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. The Company's previous securitizations are in bankruptcy remote entities and are separate legal entities whose assets are not available to satisfy the claims of creditors of the Company, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in these transactions have been affirmed. Should the loans underlying the securities undergo a negative ratings action, CNL-FN could experience material adverse consequences impacting its ability to continue as servicer and successfully sell or refinance the $187 million in loans related to the $15 million guarantee in favor of Bank of America, and could suffer effects limiting its ability to engage in future securitization transactions. To potentially avoid those consequences, CNL-FN could choose to contribute capital to serve as additional collateral supporting one or more of these entities used to facilitate a securitization in order to avoid a negative ratings action.

          In summary, the Company's specialty finance segment expects to meet its liquidity requirements in 2002 with a combination of cash from operations and borrowings on the warehouse credit facilities or the Mirror Credit Facility. CNL-FN renews its warehouse credit facilities annually and to date has been successful in doing so. CNL-FN's longer-term liquidity requirements are expected to be met through the successful renewal of its warehouse credit facilities and the Mirror Credit Facility, successful execution of the Company's Section 1031 Exchange business, portfolio debt origination fees, asset securitizations and augmented by operating cash flows provided by servicing and advisory services. However, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

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

          CNL-RP's short-term debt includes the $30 million Revolver entered into in October 2001 and a $48.7 million secured note payable entered into in October 1999 (the "Secured Credit Facility"). The Secured Credit Facility matures on February 18, 2003 and CNL-RP is contemplating a strategy of selling properties to pay off the note during 2002. The Company, from time to time, utilizes the Revolver to manage the timing of inflows and outflows. The Company's Revolver is a two-year facility, maturing in October 2003, and includes a one-year renewal option. At March 31, 2002, the Revolver had an outstanding balance of $21 million.

          CNL-RP also had medium-term and long-term bond financing. In October 2001, CNL-RP issued $132 million in medium-term bonds, Series 2001. The bonds carry an interest rate of LIBOR plus 48 basis points and mature in 2006. Rental income received on properties pledged as collateral is used to make scheduled reductions in bond principal and interest.

          Liquidity risks within the real estate business include the potential that a tenant's financial condition could deteriorate, causing it to fail to make its rent payments and thereby reducing CNL-RP's income. Generally, CNL-RP uses a triple-net lease to lease its properties to its tenants. The triple-net lease is a long-term lease with periodic rent increases and requires the tenant to pay expenses on the property. The lease somewhat insulates CNL-RP from requiring significant cash outflows for maintenance, repair or insurance; however, if the tenant experiences financial problems, rental payments could be interrupted. Further, the Company may be required to fund certain expenses in the event of tenant bankruptcy in order to retain control of, or take possession of, the property which may expose the Company to successor liabilities and further affect liquidity. The Company may commit further resources in seeking resolution to these properties including funding restaurant operating expenses directly or on behalf of successor tenants. Such events may adversely affect the Company's revenue and operating cash flow.

          In addition, CNL-RP faces other liquidity risks, including the possibility that it will be unable to meet its obligations under the Secured Credit Facility and the possibility that it could be liable for the $15 million guarantee on Bank of America's subordinated debt facility if CNL-FN fails to remove $187 million of restaurant loans currently residing on the Bank of America warehouse credit facility by October 13, 2002. In the event that CNL-RP defaulted on its obligations under the Secured Credit Facility, CNL-RP would have to pay the outstanding balance, which could materially adversely affect the Company's liquidity and capital resources.

          CNL-RP believes the combination of availability on its line of credit and the projected disposition volume in 2002 will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing assets and reinvesting the proceeds in higher-yielding investments and cash from operating activities.

Interest Rate Risk

          Floating interest rates on the Revolver, Secured Credit Facility, Mortgage Warehouse Facility and the 2001 Series bonds expose the Company to interest rate risk. As of March 31, 2002, the Company had $21 million, $48.7 million, $446.9 million and $128.9 million outstanding under its Revolver, Secured Credit Facility, Mortgage Warehouse Facilities and the 2001 Series bonds. The Company believes it has mitigated its risk by entering into interest rate swap agreements and an interest rate cap agreement, which reduce the impact of fluctuating interest rates on its floating rate debt.

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

          Management estimates that a one-percentage point increase in long-term interest rates as of March 31, 2002 would have resulted in a decrease in the fair value of its fixed-rate loans of $14.6 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $10.1 million. In addition, a one-percentage point increase in short-term interest rates for the three months ended March 31, 2002 would have resulted in additional interest costs of approximately $1.2 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

          Management believes inflation has not significantly affected the Company's earnings because the inflation rate has remained moderate. Additionally, the Company's earnings primarily reflect long-term investments with fixed rents or interest rates. The Company mainly finances these investments with a combination of equity, senior notes and borrowings under the revolving lines of credit or warehouse facilities. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. However, sustained low inflation could lead to net lease pricing pressure as tenant's request decreasing rates for longer maturities.

Results from Operations

          The Company's net earnings were $6.4 million compared with $8.2 million in the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, CNL-FNC and CNL-RP had net earnings of $0.8 million and $5.7 million, respectively, compared with a net loss of $1.3 million and net earnings of $9.5 million in the three months ended March 31, 2001, respectively. While the specialty finance sector has improved its overall performance through the Section 1031 Exchange program, performance of the real estate segment reflects the reduction in rent and interest from tenants and borrowers who have experienced financial difficulties.

Revenues

          The Company recorded $71.6 million and $59.6 million in revenues during the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, CNL-FNC and CNL-RP recorded revenues of $48.3 million and $23.8 million, respectively, compared with $30.9 million and $29.0 million in the three months ended March 31, 2001. CNL-FNC's increase is attributed primarily to increased revenue from sales of real estate of $37.2 million compared to $12.7 million during the three months ended March 31, 2002 and 2001, respectively. During 2001, CNL-FN began its program of selling real estate properties to private investors in Section 1031 Exchanges, and as a result the gross proceeds from Section 1031 Exchanges now appear as a component of operating revenues. During the three months ended March 31, 2002 and 2001, the costs associated with these sales were $34.3 million and $12.0 million, respectively, and are reflected as a component of expenses. The revenue of CNL-RP have decreased $5.1 million between periods as a result of decreased rental and interest revenues from tenants and borrowers who have experienced financial difficulties, and as a result of decreased servicing revenue from third party clients.

          The Company has experienced some tenant defaults throughout most of 2001 and into 2002 and has been working diligently to resolve the tenant defaults and re-lease properties. The bankruptcy of certain tenants impacts comparability between periods.

Expenses

          General and administrative expenses for the Company were approximately $7.2 million and $7.0 million for the three months ended March 31, 2002 and 2001, respectively. In the three months ended March 31, 2002, general and administrative expenses for CNL-FNC and CNL-RP were $4.6 million and $2.6 million, respectively, compared with $5.3 million and $1.7 million in the three months ended March 31, 2001. Despite cost savings in several general and administrative categories, tenant and borrower delinquencies have caused overall general and administrative expenses to remain relatively flat. Although tenant and borrower delinquencies remain as an area of uncertainty, management expects to realize savings from new systems and processes in 2002.

          Interest expense for CNL-FNC and CNL-RP during the three months ended March 31, 2002, was $7.0 million and $8.4 million, respectively, compared with $8.9 million and $9.8 million for the three months ended March 31, 2001. The Company has maintained its volume of operations through property acquisitions and origination of mortgage loans substantially funded through the Company's Mortgage Warehouse Facilities. Maintaining sufficient volume is key to the Company's ability to maintain its competitive position in this business.

          Expense categories such as property expenses, state taxes, and depreciation and amortization expenses have reflected and will continue to reflect the level of assets invested in leased properties. The Company has decreased certain property expenses, in part, through decreasing the length of time necessary to re-lease a defaulted tenant's property. In addition, this category has included amortization on intangible assets, such as goodwill. During 2001, the Company amortized $3.1 million in goodwill pursuant to existing accounting standards on a straight-line basis. In July 2001, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("FAS 142"). FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company's adoption of this accounting standard has eliminated its amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. During the three months ended March 31, 2002, no such write-downs have been necessary.

          The Company has recorded impairment provisions of $1.2 million and $3.1 million for the three months ended March 31, 2002 and 2001, respectively. Impairment provisions are recorded when circumstances indicate that future expected cash flows do not recover the carrying cost of the individual properties. The Company recorded more significant impairment provisions in the latter part of 2001 as a result of tenant bankruptcies. The following summarizes the more significant bankruptcies:

o On October 31, 2001, Phoenix Restaurant Group, Inc. and its subsidiaries (collectively referred to as "PRG") filed bankruptcy. In the two weeks prior to the bankruptcy filing, PRG closed 40 operating Black-Eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's and 48 Black-Eyed Peas. In conjunction with the bankruptcy, on April 30, 2002 the Company exchanged some of its claims, including it senior loan collateral, for an $11 million dollar senior participating loan in Restaurant Acquisitions I, LLC, the new owner/operator of the Black-Eyed Pea concept. The Company believes that as a result of the elimination of significant liabilities, including those associated with closed stores, Restaurant Acquisitions I, LLC is well positioned to create value for the Company. The Company continues to hold $4.25 million of debtor-in-possession financing in PRG.

o In January 2002, the Company filed an involuntary bankruptcy petition against Roadhouse Grill, Inc., franchisor of the casual steak chain, Roadhouse Grill. CNL-RP owns 13 Roadhouse Grill properties and CNL-FN owns one. Roadhouse Grill has not submitted to the petition and ultimately, the Federal Bankruptcy Court will rule on this matter. The bankruptcy filing is expected to result in the return of one or two CNL-RP sites enabling management to sell or re-lease the property.

o In January 2002, Houlihan's Restaurant Group ("HRG") filed for voluntary bankruptcy under the provisions of Chapter 11. HRG operates and franchises the Houlihan's concept, operates the Darryl's and J. Gilbert's concepts and operates five separately branded seafood restaurants. CNL-RP owns 19 Houlihan's or Darryl's units, with a total investment of $26.3 million. As of March 31, 2002 the rental payments on the leases were current. Eleven of the 19 leases have been rejected. Condemnation proceeds are in escrow for a partial taking on one of the eleven sites. Possession of the remaining 10 properties has been returned to CNL-RP and the properties are currently being marketed for sale or lease. All of the sites not rejected are currently operating.


ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information regarding the Company's market risk at December 31, 2001 is included in its Annual Report on Form 10-K for the year ended December 31, 2001. The material changes in the Company's market risk are discussed in Item 2 above. Information regarding the Company's market risk relating to changes in interest rates are incorporated herein by reference to Item 2 "Organization and Business - Interest Rate Risk."





                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings. Inapplicable.
        -----------------

Item 2. Changes in Securities. Inapplicable.
        ---------------------

Item 3. Default upon Senior Securities.   Inapplicable.
        -------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.   Inapplicable.
        ----------------------------------------------------

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

     10.29 Amended and Restated Master Purchase Agreement dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit 10.29 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

     10.30 Third Amended and Restated Side Letter dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2002.






                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 15th day of May, 2002.


                                            CNL AMERICAN PROPERTIES FUND, INC.


                                             By:   /s/ Curtis B. McWilliams
                                                   ---------------------------
                                                   CURTIS B. MCWILLIAMS
                                                   co-Chief Executive Officer
                                                   (Principal Executive Officer)


                                             By:   /s/ Steven D. Shackelford
                                                   ----------------------------
                                                   STEVEN D. SHACKELFORD
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)



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

         10.29 Amended and Restated Master Purchase Agreement dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit
                    10.29 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

         10.30 Third Amended and Restated Side Letter dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).