Form 10-Q
period 2002-06-30
CNL AMERICAN PROPERTIES FUND INC
filed 2002-08-14
CIK 922981

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to _____________________


                             Commission file number
                                    001-15581
                     ---------------------------------------


                       CNL American Properties Fund, Inc.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                         59-3239115
---------------------------------              -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
---------------------------------              -----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                               -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

44,942,515 shares of common stock, $0.01 par value, outstanding as of August 12, 2002



                                    CONTENTS





Part I   -        FINANCIAL INFORMATION                                 Page

   Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets                 1

                  Condensed Consolidated Statements of  Income          2-3

                  Condensed Consolidated Statements of
                       Stockholders' Equity and Comprehensive
                       Income/(Loss)                                    4

                  Condensed Consolidated Statements of Cash Flows       5-6

                  Notes to Condensed Consolidated Financial
                       Statements                                       7-17

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   18-25

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           25

Part II   -       OTHER INFORMATION                                     26-29

Item 1.       Financial   Statements

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands except for share data)

                                                                                 June 30,            December 31,
                                                                                   2002                  2001
                                                                             ------------------     -----------------
                                    ASSETS

    Real estate investment properties                                             $   608,588       $       613,190
    Net investment in direct financing leases                                         121,794               128,331
    Real estate held for sale                                                          94,584               220,233
    Mortgage loans held for sale                                                       58,039               315,835
    Mortgage, equipment and other notes receivable, net of allowance of
        $27,666 and $29,631, respectively                                             343,636               103,962
    Other investments                                                                  32,519                32,797
    Cash and cash equivalents                                                          21,623                19,333
    Restricted cash                                                                     7,514                12,456
    Receivables, less allowance for doubtful accounts
        of $4,577 and $4,315, respectively                                              6,243                 4,990
    Accrued rental income                                                              20,603                18,454
    Goodwill                                                                           56,260                56,260
    Other assets                                                                       31,876                33,273
                                                                             ------------------     -----------------
                                                                                 $  1,403,279       $     1,559,114
                                                                             ==================     =================


                     LIABILITIES AND STOCKHOLDERS' EQUITY

    Credit facility                                                              $     10,500       $        10,000
    Note payable                                                                      250,769                48,731
    Mortgage warehouse facilities                                                      99,936               430,169
    Subordinated note payable                                                          43,750                43,750
    Bonds payable                                                                     433,381               441,065
    Due to related parties                                                                350                 5,201
    Other payables                                                                     21,100                35,505
                                                                             ------------------     -----------------

        Total liabilities                                                             859,786             1,014,421
                                                                             ------------------     -----------------

    Minority interests, including redeemable partnership interest                      18,931                18,511
                                                                             ------------------     -----------------

    Stockholders' equity:
        Preferred stock, without par value.  Authorized
           and unissued 3,000,000 shares                                                   --                    --
        Excess shares, $0.01 par value per share.
           Authorized and unissued 78,000,000 shares                                       --                    --
        Common stock, $0.01 par value per share. Authorized 62,500,000 shares, issued 44,979,817 and 44,112,943 shares, respectively,
           outstanding 44,942,515 and 44,075,641 shares, respectively                     450                   441
        Capital in excess of par value                                                812,995               798,154
        Accumulated other comprehensive income/(loss)                                  (2,967  )              1,370
        Accumulated distributions in excess of net earnings                          (285,916  )           (273,783  )
                                                                             ------------------     -----------------
              Total stockholders' equity                                              524,562               526,182
                                                                             ------------------     -----------------

                                                                                 $  1,403,279        $     1,559,114
                                                                             ==================     =================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands except for per share data)


                                                                      Quarter Ended                     Six Months Ended
                                                                         June 30,                           June 30,
                                                                 2002               2001             2002             2001
                                                              -------------    --------------   ------------    -------------
Revenues:
    Sale of real estate                                        $   103,572      $       14,574    $    140,805     $     27,227
    Rental income from operating leases                             17,703              19,075          38,934           39,889
    Earned income from direct financing leases                       3,011               3,128           6,150            7,294
    Interest income from mortgage, equipment and
       other notes receivable                                        9,137              12,050          18,526           24,253
    Investment and interest income                                     623               1,437           1,340            3,278
    Loss on sale of assets - operating                                 --               (1,081 )           --            (1,081 )
    Other income                                                     3,381               3,452           6,499            7,759
    Net increase (decrease) in value of mortgage loans
       held for sale, net of related hedge                             (26 )                52          (3,307)           2,614
                                                                   137,401              52,687         208,947          111,233
Expenses:
    Cost of real estate sold                                        96,098              13,893         130,434           25,916
    General operating and administrative                             7,588               9,707          14,830           16,716
    Interest expense                                                15,517              17,907          30,943           36,513
    Property expenses                                                 (343 )               156           2,116              602
    State and other taxes                                               49                 834             235              898
    Depreciation and amortization                                    3,867               5,360           7,845           11,067
    Loss on investment in securities                                   --                  122             --               122
    Impairment provisions                                              442               1,253           1,132            4,329
                                                               -------------   ---------------   -------------   --------------
                                                                   123,218              49,232         187,535           96,163
                                                               -------------   ---------------   -------------   --------------

Earnings from continuing operations before minority
    interest in (income)/loss of consolidated joint
    ventures, equity in earnings of unconsolidated
    joint ventures and loss on sale of assets                       14,183               3,455          21,412           15,070


Minority   interest  in  (income)/loss  of  consolidated
    joint ventures                                                    (529 )                35            (664 )             68

Equity in earnings of unconsolidated joint ventures                    173                 263             442              417

Loss on sale of assets                                                (469 )              (588 )          (627 )         (1,304 )

Earnings from continuing operations, net                            13,358               3,165          20,563           14,251

Discontinued operations
    Income/(loss) from discontinued operations, net                   (565 )             2,030          (1,258 )          2,959
    Gain on disposal of discontinued operations, net                 2,249                 --            2,169              --
                                                                -------------  ---------------   -------------   --------------
                                                                     1,684               2,030             911            2,959
                                                                -------------   ---------------   -------------   --------------
Earnings before cumulative effect of accounting change              15,042               5,195          21,474           17,210
                                                                ------------   ---------------    ------------    -------------
Cumulative effect of accounting change                                 --                  --              --            (3,841 )
                                                                ------------   ---------------    ------------     ------------
Net earnings                                                     $  15,042      $        5,195     $    21,474      $    13,369
                                                                ============   ===============    ============     ============


See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                    (In Thousands except for per share data)


                                                                         Quarter Ended                     Six Months Ended
                                                                            June 30,                           June 30,
                                                                      2002               2001             2002             2001
                                                                ------------     ---------------     -----------     ----------
Earnings per share of common stock (basic and diluted):

    From continuing operations                                  $     0.30          $     0.07        $   0.47        $    0.33
                                                              ------------       ---------------    ------------     ------------
    From discontinued operations                                      0.04                0.05            0.02             0.07
                                                              ------------       ---------------    ------------     ------------
    Before cumulative effect of accounting change                     0.34                0.12            0.49             0.40
                                                              ------------       ---------------    ------------     ------------
    Cumulative effect of accounting change                             --                  --              --             (0.09 )
                                                              ------------       ---------------    ------------     ------------
       Net earnings                                             $     0.34          $     0.12        $   0.49        $   0 .31
                                                              ============       ===============    ============     ============
Weighted average number of shares of common stock
    outstanding                                                 44,170,902          43,495,919      44,123,535       43,495,919
                                                              ============       ===============    ============     ============


     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                  INCOME/(LOSS)
         Six Months Ended June 30, 2002 and Year Ended December 31, 2001
            (In Thousands except for share data and per share data)

                                                                      Accumulated
                                                                     distributions      Accumulated
                                  Common stock         Capital in      in excess           Other
                                Number       Par        excess of       of net         Comprehensive                  Comprehensive
                               of shares    value       par value      earnings        Income/(Loss)        Total     Income/(Loss)
                              ------------ ---------  -------------- --------------   ----------------   ------------ -------------

Balance at December 31, 2000   43,495,919    $  435     $   789,926   $   (182,865 )    $       242     $   607,738    $        --

Shares issued                     579,722         6           9,722             --               --           9,728             --

Stock issuance costs                   --        --          (1,494 )           --               --          (1,494 )           --

Net loss                               --        --              --        (24,452 )             --         (24,452 )      (24,452 )

Other comprehensive
    income, market
    revaluation on available
    for sale securities                --        --              --             --              839             839            839

Cumulative effect adjustment
     to recognize fair value
     of cash flow hedges               --        --              --             --           (5,172 )        (5,172 )       (5,172 )

Reclassification of cash flow
    hedge losses to statement
    of operations                      --        --              --             --            8,060           8,060          8,060

Current period adjustment to
    recognize change in fair
    value of cash flow hedges          --        --              --             --           (2,599 )        (2,599 )       (2,599 )
                                                                                                                     --------------

Total comprehensive  Loss              --        --              --             --               --              --  $     (23,324 )
                                                                                                                     ==============

Distributions declared and
    paid ($1.52 per share)             --        --              --        (66,466 )             --         (66,466 )
                              ------------ ---------  -------------- --------------   --------------   -------------

Balance at December 31, 2001   44,075,641    $  441     $   798,154   $   (273,783 )   $      1,370     $   526,182     $       --

Shares issued                     866,874         9          14,841             --               --          14,850             --

Net earnings                           --        --              --         21,474               --          21,474         21,474

Other comprehensive loss,
    market revaluation on
    available for sale
    securities                         --        --              --             --             (427 )          (427 )         (427 )

Current period adjustment to
    recognize change in fair
    value of cash flow hedge           --        --              --             --           (3,910 )        (3,910 )       (3,910 )
                                                                                                                     --------------

Total comprehensive income             --        --              --             --               --              --   $     17,137
                                                                                                                     ==============

Distributions declared and
paid ($0.76 per share)                 --        --              --        (33,607 )             --         (33,607 )
                              ------------ ---------  -------------- --------------   --------------   -------------

Balance at June 30, 2002       44,942,515    $  450     $   812,995   $   (285,916 )   $     (2,967 )   $   524,562
                              ============ =========  ============== ==============   ==============   =============

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  2002                   2001
                                                                            ------------------     -----------------
Cash Flow from Operating Activities:
    Net earnings                                                             $         21,474       $        13,369
    Adjustments to reconcile net earnings to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                                    7,845                11,067
       Impairment provisions                                                            1,132                 4,329
       Investments in mortgage loans held for sale                                     (1,125 )            (111,966 )
       Collection on mortgage loans held for sale                                      18,608                32,160
       Proceeds from sale of mortgage loans held for sale                                  --                47,693
       Change in inventories of real estate held for sale                             102,403               (33,385 )
       Loss on sale of assets                                                             627                 1,304
       Decrease (increase) in value of mortgage loans held for sale,
          net of related hedge                                                        (12,017 )                 542
       Changes in other operating assets and liabilities                               (4,254 )              (3,408 )
                                                                            ------------------     -----------------
              Net cash provided by (used in) operating activities             $       134,693        $      (38,295 )
                                                                            ------------------     -----------------

Cash Flows from Investing Activities:
       Additions to real estate investment properties                                    (362 )              (7,572 )
       Investment in direct financing leases                                               --                (1,251 )
       Proceeds from sale of assets                                                    25,241                 5,990
       Decrease (increase) in restricted cash                                           4,943                (5,477 )
       Investment in joint ventures                                                      (205 )                  --
       Investment in mortgage, equipment and other notes
          receivable                                                                   (6,607 )              (9,182 )
       Collections on mortgage, equipment and other notes
          receivable                                                                    6,446                 8,520
       Decrease in other assets                                                            --                   334
       Other                                                                               --                   246
                                                                            ------------------     ------------------
              Net cash provided by (used in) investing activities             $        29,456        $       (8,392 )
                                                                            ==================     ==================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  2002                   2001
                                                                            ------------------     -----------------
    Cash Flows from Financing Activities:
        Payment of stock issuance costs                                        $       (1,493 )     $        (1,493 )
        Proceeds from borrowing from affiliate                                          7,500                 2,000
        Proceeds from borrowing on line of credit, note payable and
          subordinated note payable                                                   222,890                41,704
        Payment on line of credit and note payable                                    (26,795 )             (26,155 )
        Proceeds from borrowing on mortgage warehouse facilities                       37,084               162,227
        Issuance of bonds                                                                  --                41,723
        Payments on mortgage warehouse facilities                                    (364,116 )            (141,691 )
        Retirement of bonds payable                                                    (7,699 )              (4,232 )
        Subscriptions received from stockholder                                         4,500                    --
        Distributions to minority interests                                              (123 )                (118 )
        Distributions to stockholders                                                 (33,607 )             (33,165 )
                                                                            ------------------     -----------------
              Net cash provided by (used in) financing activities              $     (161,859 )     $        40,800
                                                                            ------------------     -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    2,290                (5,887 )

Cash and Cash Equivalents at Beginning of Period                                       19,333                23,772
                                                                            ------------------     -----------------

Cash and Cash Equivalents at End of Period                                     $       21,623       $        17,885
                                                                            ==================     =================

Supplemental Disclosures of Cash Flow Information:

    Non-Cash investing and Financing Activities:

       Conversion of related party advances into shares of common
          stock                                                                $       10,350       $            --
                                                                            ==================     ==================
               Cash paid for interest                                          $       29,508       $        32,928
                                                                            ==================     ==================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


1.       Organization and Nature of Business:

         CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994, and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include CNL Restaurant Properties, Inc. ("CNL-RP") and CNL Franchise Network, Corp. ("CNL-FNC"). The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment, operated principally through the Company's wholly owned subsidiary CNL-RP and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities related to the real estate segment include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $625 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL-FNC and a partnership with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, development and advisory services to national and regional restaurant operators.

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. Certain items in the prior year's financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

3.       Adoption of New Accounting Standards:

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value is more than its fair value. The Company adopted the provisions of this statement on January 1, 2002. The Company's goodwill relates to its specialty finance segment. The adoption of this accounting standard will have the impact of reducing the Company's amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. As of June 30, 2002, the Company has not identified any requirement for goodwill impairment.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


3.       Adoption of New Accounting Standards - Continued:

         The following table summarizes the effect of this adoption:


                                                            Quarter Ended June 30,           Six Months Ended June 30,
         (In Thousands except for per share data)          2002                2001             2002            2001
                                                     ---------------    ----------------  --------------   -------------
         Reported earnings before cumulative             $    15,042         $    5,195       $   21,474       $   17,210
             effect of accounting change
         Add back: Goodwill amortization                          --                782               --            1,571
                                                       --------------    ----------------    ------------    -------------
         Adjusted earnings before cumulative effect
             of accounting change                         $    15,042         $    5,977       $   21,474      $   18,781
                                                       ==============    ================    ============    =============

         Reported net earnings                            $    15,042         $    5,195       $   21,474      $   13,369
         Add back: Goodwill amortization                          --                 782              --            1,571
                                                       --------------    ----------------    ------------    -------------
         Adjusted net earnings                            $    15,042         $    5,977       $   21,474      $   14,940
                                                       ==============    ================    ============    =============



         Earnings per share of common stock                   Quarter Ended June 30,           Six Months Ended June 30,
              (basic and diluted):                           2002                2001             2002            2001
                                                       ---------------    ----------------  --------------   -------------
         Reported earnings before cumulative
             effect of accounting change                  $     0.34          $     0.12       $    0.49       $     0.40
         Add back: Goodwill amortization                          --                0.02              --             0.04
                                                       --------------    ----------------    ------------    -------------
         Adjusted earnings before cumulative effect
             of accounting change                         $      0.34          $     0.14       $    0.49        $    0.44
                                                       ==============    ================    ============    =============

         Reported net earnings                                   0.34          $     0.12       $    0.49        $    0.31
         Add back: Goodwill amortization                           --                0.02              --             0.04
                                                       --------------    ----------------    ------------    -------------
         Adjusted net earnings                            $      0.34          $     0.14       $    0.49        $    0.35
                                                       ==============    ================    ============    =============


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


3.       Adoption of New Accounting Standards - Continued:

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation, for components designated on or after the effective date.

         The Company's specialty finance subsidiary CNL-FNC actively acquires real estate assets with the intent to sell or securitize them. Assets acquired after December 31, 2001 under this program are subject to FAS 144, and the operating results and gains or losses on such assets are treated as discontinued operations. This transition rule will alter the comparability between periods of the level of sales under the CNL-FNC program, until the last of such properties held at December 31, 2001 is sold.

         The Company's real estate investment subsidiary, CNL-RP will divest properties from time to time when such measure is strategic to its longer-term goals. When CNL-RP establishes its intent to sell a property, all operating results and the ultimate gain or loss, are treated as discontinued operations for all periods presented. These statements reflect certain reclassifications of rental related income, interest expense and other categories so as to conform with the requirements of FAS 144.

         As of June 30, 2002, the Company had designated approximately $95 million in real estate as held for sale, including $44.9 million acquired or designated after December 31, 2001, with approximately $66 million financed through the Company's mortgage warehouse facilities. The operating results of these discontinued operations are as follows:

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


3.       Adoption of New Accounting Standards - Continued:


                                                 Quarter Ended June 30,           Six Months Ended June 30,
         (In Thousands)                          2002             2001             2002              2001
                                            --------------   --------------    --------------   ----------------
         Rental income                           $   2,024       $    2,492        $   2,121        $     3,482

         Interest expense                             (338 )             --             (338 )               --

         Impairment provisions                      (1,543 )             --           (2,065 )               --

         Other expenses                               (708 )           (462 )           (976 )             (523 )
                                             --------------   -------------    --------------   ---------------
         Income (loss) from
         discontinued operations, net                 (565 )          2,030           (1,258 )            2,959

         Sales of real estate                       26,587              --            29,372                --

         Cost of real estate sold                  (24,338 )            --           (27,203 )              --
                                             --------------   -------------    --------------   ---------------
         Gain on disposal of
            discontinued operations, net             2,249              --             2,169                --
                                             --------------   -------------    --------------   ---------------
         Income from discontinued
            operations, net                      $   1,684       $    2,030         $    911        $     2,959
                                             ==============   =============    ==============   ===============

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." ("FAS 145"). This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement, to the extent already applicable, did not have a significant impact on the financial position or results of operations of the Company. Provisions applicable to future reporting periods are not expected to have a significant impact on the financial position or results of operations of the Company.

         In July  2002,  the  FASB  issued  Statement  of  Financial  Accounting
         Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


3.       Adoption of New Accounting Standards - Continued:

         commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

4.       Mortgage Loans Held for Sale:

         Mortgage loans held for sale are wholly or partially collateralized by first mortgages on land and/or buildings of franchised restaurant businesses. As a result of the Company's refinancing in June 2002, approximately $225 million in mortgage loans formerly designated as held for sale were transferred as collateral for a new five-year borrowing facility. As of June 30, 2002, the Company has approximately $62.3 million remaining fixed-rate loans, classified as held for sale, carrying a weighted average interest rate of 8.9 percent. The mortgage loans are due in monthly installments with maturity dates ranging from 2004 to 2022.

         Mortgage loans held for sale consist of the following as of:

          (In Thousands)                   June 30, 2002     December 31, 2001
                                           -------------     -----------------
          Outstanding principal              $   62,338       $      306,887
          Accrued interest income                 1,685                2,059
          Deferred financing income                 (99 )             (1,640 )
          Valuation adjustment                   (5,885 )              8,529
                                          --------------    ------------------
                                             $   58,039       $      315,835
                                          ==============    ==================


         The valuation adjustment at June 30, 2002 reflects a decrease in current value over historical cost of $1.4 million and an estimated $4.5 million decline in value associated with borrower delinquencies.

5.       Mortgage, Equipment and Other Notes Receivables:

         Mortgage,   equipment  and  other  notes  receivables  consist  of  the following at:

               (In Thousands)                           June 30, 2002      December 31, 2001
                                                       ---------------     ------------------
               Outstanding principal                    $ 354,693           $   132,519
               Accrued interest income                      2,186                   694
               Deferred financing income                   (2,092 )                (893 )
               Unamortized loan costs/premiums             16,515                 1,273
               Allowance for uncollectiable notes         (27,666 )             (29,631 )
                                                       ---------------     ------------------
                                                        $ 343,636           $   103,962
                                                       ===============     ==================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


5.       Mortgage, Equipment and Other Notes Receivables - Continued:

         Changes in the allowance for loan losses for 2002 and 2001 are summarized as follows:

               (In Thousands)                               June 30, 2002            December 31, 2001
                                                            --------------           -----------------
                Balance at beginning of year                 $    29,631              $     3,108
                Provision for loan losses                             --                   28,200
                Loans charged off                                 (1,965 )                 (1,677 )
                                                            --------------           -----------------
                Balance at end of the period                 $    27,666              $    29,631
                                                            ==============           =================

         The Company has redesignated approximately $225 million in mortgage loans formerly held for sale as a result of the refinancing agreement signed in June 2002. Approximately $328 million and $88 million of the outstanding principal balance as of June 30, 2002 and December 31, 2001, respectively, is secured by mortgages. The remaining principal is secured by equipment and other collateral. As of June 30, 2002 and
         December  31,  2001,   approximately   $27  million  and  $40  million,
         respectively, in notes receivable were considered impaired and approximately $27 million and $38.5 million, respectively, were on non-accrual status with regard to recognition of interest.

         Management believes the net carrying value of the notes approximates fair value based on current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

6.       Note Payable:

         In June 2002, the Company entered into a loan and security agreement with Nieuw Amsterdam Receivables Corporation with an initial borrowing amount of $207 million that bears interest at a rate of weighted average commercial paper plus 1.25 percent per annum. The Company has used the proceeds from the new facility to refinance a pool of approximately $225 million of franchise loans formerly held on its other mortgage warehouse facilities. The loan agreement has an initial term of five years with a renewal provision based on the Company's request and the lender's consent.

7.       Mortgage Warehouse Facilities:

         As of June 30, 2002, CNL-FN maintains mortgage warehouse facilities ("Mortgage Warehouse Facilities") with a total borrowing capacity of $510 million that bear interest at LIBOR plus a weighted average of 133 basis points per annum. The mortgage warehouse facilities are collateralized by approximately $58 million in mortgage loans held for sale and $71 million of land, buildings, and real estate held for sale. For the six months ended June 30, 2002, the weighted average interest rate for funding on the facilities approximated 2.95 percent. After consideration of the Company's interest rate swaps, the effective weighted average interest rate for the outstanding balance relating to mortgage warehouse facilities was 4.56 percent for the six months ended June 30, 2002. In connection with the renewal of the strategic alliance with Bank of America in October 2001, CNL-FN has agreed to remove $187 million in loans by October 2002 and CNL-RP provided a $15 million guaranty related to the removal or disposition. As of June 30, 2002, the Company has successfully refinanced $162 million of the $187 million and reduced the guaranty from $15 million to $2 million.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


8.       Subordinated Note Payable:

         In June 2000, CNL-FN entered into a $43.75 million senior subordinated note payable. The principal balance together with unpaid interest is due in full in 2007. In October 2001, CNL-RP agreed to a $15 million guaranty for a portion of the subordinated note. The guaranty has provisions for its reduction tied to achievement of earnings targets, full availability of the facility and removal of the targeted amount of loans from the mortgage warehouse facility. The Company also amended the note to permit prepayments. If any of the targets are not met by October 13, 2002, the lender will have a one-month option to convert exactly 80 percent of the guaranty to a preferred security of CNL-RP with terms substantially equivalent to the subordinated note. As part of the agreement, Bank of America agreed to reduce their potential ownership percentage in CNL-FN from 29.12 percent to 22.28 percent. As a result of refinancing $162 million in loans on the mortgage warehouse facility in June 2002, the Company has reduced the $15 million guaranty to $5.4 million and will be able to reduce it further by achieving certain earnings and liquidity targets by October 13, 2002. Any amounts remaining on such date will be subject to a one-month option by Bank of America to convert the Subordinated Debt Facility Guaranty to a preferred security of CNL-RP with a face value of 100 percent of the outstanding guaranteed amount and with terms substantially equivalent to the Subordinated Debt Facility. Any default on the warehouse facility could cause the payment of the full $5.4 million guaranty on or before October 13, 2002

9.       Related Party Transactions:

         As of December 31, 2001, CNL Financial Group, Inc. an affiliate, had advanced $2.7 million to the Company in the form of a demand balloon promissory note. The loan bore interest at a rate of LIBOR plus 2.5 percent. During the six months ended June 30, 2002, CNL Financial Group, Inc. advanced an additional $7.5 million to the Company under the same terms of the previous advances. In June 2002, the Company converted the $10.3 million of outstanding principal plus accrued interest under the advances, into 604,177 shares of stock. The Company also issued an additional 262,697 shares to CNL Financial Group, Inc. in exchange for $4.5 million cash.

         During the six months ended June 30, 2002, a tenant and borrower of the Company assigned loans in the amount of $7.5 million to Restaurants Acquisitions I, LLC,an affiliate of the Company. The Company agreed to the assignment and advanced an additional $3.6 million to the affiliate in exchange for an $11.1 million participating note. The note bears interest at a rate of ten percent per annum and matures on May 1, 2014. The participating note entitles the Company to receive a percentage of all cash flows generated by the borrower on a quarterly basis until the note matures.

         In May 2002, the Company purchased a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (the "Plaza") for $0.2 million. Affiliates of a member of the Company's board of directors own the remaining partnership interests. Since November 1999, the Company has leased its office space from the Plaza. The Company's lease expires in October 2014. During the six months ended June 30, 2002 and 2001, the Company incurred rental expenses in connection with the lease of $0.6 million and $0.4 million, respectively. For the quarters ended June 30, 2002 and 2001, rental expenses in connection with the lease totaled $0.3 million and $0.2 million, respectively. In addition, the Company has guaranteed 8.33 percent or $1.3 million of a $15.5 million unsecured promissory note of the Plaza.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


10.      Segment Information:

         The Company has separate legal entities to operate and measure its real estate and specialty finance segments. Those entities are: CNL-RP and CNL-FNC. CNL-RP is the parent company of CNL APF Partners LP, and CNL-FNC is the parent company of CNL-FN.

         CNL-RP holds real estate, mortgage loans, and equipment and other loans on a portfolio basis. CNL-FNC originates mortgage loans and net leases with the intent to sell or securitize. The following table summarizes the results for the quarters and six months ended June 30, 2002 and 2001 with segment information for the two lines of business:


                                                                  Quarter Ended June 30, 2002

                                                  CNL              CNL
         (In Thousands)                       Restaurant        Franchise                         Consolidated
                                            Properties, Inc   Network Corp.     Eliminations         Totals
                                            ---------------   --------------   -------------    ------------------
         Revenues                                $   21,865       $  115,896     $    (360 )       $    137,401
                                            ===============   ==============   =============    ==================
         Earnings from continuing
              operations                         $    7,305       $    6,053     $    --          $     13,358
                                            ===============   ==============   =============    ==================
         Earnings from discontinued
              operations                          $     915        $     769     $    --          $      1,684
                                            ===============   ==============   =============    ==================
         Earnings before cumulative
            effect of accounting change          $    8,220       $    6,822     $    --          $     15,042
                                            ===============   ==============   =============    ==================
         Net earnings                            $    8,220       $    6,822     $    --          $     15,042
                                            ===============   ==============   =============    ==================
         Assets at June 30, 2002                $   900,210      $   516,220     $  (13,151 )      $   1,403,279
                                            ===============   ==============   =============    ==================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


10.      Segment Information - Continued:


                                                                  Quarter Ended June 30, 2001

                                                  CNL              CNL
                                               Restaurant        Franchise                          Consolidated
                                            Properties, Inc   Network Corp.     Eliminations           Totals
                                            ---------------   --------------   --------------   -----------------
         (In Thousands)

         Revenues                                $   22,920       $   29,859         $    (92 )       $     52,687
                                            ===============   ==============   =============    ==================

         Earnings/(loss) from continuing
                     operations                  $    4,570       $   (1,405)        $    --          $      3,165
                                            ===============   ==============   =============    ==================

         Earnings from discontinued
              operations                         $    2,030         $    --          $    --          $      2,030
                                            ===============   ==============   =============    ==================

         Earnings/(loss) before
              cumulative effect of
              accounting change                  $    6,600       $   (1,405 )       $    --          $      5,195
                                            ===============   ==============   =============    ==================

         Net earnings/(loss)                     $    6,600       $   (1,405 )       $    --          $      5,195
                                            ===============   ==============   =============    ==================

         Assets at June 30, 2001                $   978,200      $   692,921       $   (7,602 )      $   1,663,519
                                            ===============   ==============   =============    ==================


                                                         Six Months Ended June 30, 2002

                                                  CNL              CNL
             Thousands)                       Restaurant        Franchise       Eliminations        Consolidated
                                            Properties, Inc   Network Corp.                            Totals
                                            ----------------  ---------------   -------------    ------------------
         Revenues                                $   45,600      $   164,176        $    (829 )       $    208,947
                                             ===============   ==============   =============    ==================

         Earnings from continuing
              operations                         $   13,758       $    6,805          $    --         $     20,563
                                             ===============   ==============   =============    ==================
         Earnings from discontinued
              operations                          $     142        $     769        $      --          $       911
                                             ===============   ==============   =============    ==================

         Earnings before cumulative
              effect of accounting
              change                             $   13,900       $    7,574          $    --         $     21,474
                                             ===============   ==============   =============    ==================

         Net earnings                            $   13,900       $    7,574          $    --         $     21,474
                                             ===============   ==============   =============    ==================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


10.      Segment Information - Continued:


                                                                 Six Months Ended June 30, 2001


                                                  CNL              CNL
          (In Thousands)                       Restaurant        Franchise       Eliminations        Consolidated
                                            Properties, Inc   Network Corp.                            Totals
                                            ---------------   --------------     --------------      --------------
         Revenues                                $   50,868       $   60,725        $    (360 )       $    111,233
                                            ===============   ==============     ==============      ==============
         Earnings from continuing
              operations                         $   13,163       $    1,088        $      --         $     14,251
                                            ===============   ==============     ==============      ==============
         Earnings from discontinued
              operations                         $    2,959       $       --        $      --         $      2,959
                                            ===============   ==============     ==============      ==============
         Earnings before cumulative
              effect of accounting
              change                             $   16,122       $    1,088        $      --         $     17,210
                                            ===============   ==============     ==============      ==============

         Net earnings/(loss)                     $   16,122       $   (2,753)       $      --         $     13,369
                                            ===============   ==============     ==============      ==============


11.      Income Tax:

         For income tax purposes, CNL-FNC, the Company's taxable REIT subsidiary ("TRS"), treats loan valuation adjustments, loss reserves, loan fees, depreciation, and other items differently from the treatment of these items for financial reporting purposes. In the aggregate, the Company's TRS has an excess of available future deductible items over future taxable items and as such may benefit from these items when the taxable subsidiaries produce a greater level of taxable income. At present, the Company has recorded only a portion of this potential future benefit because the subsidiaries involved do not have sufficient historical earnings on which to base a greater potential future benefit.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2002 and 2001


11.      Income Tax - Continued:

         The consolidated provision for federal income taxes is composed of the following estimates for the six months ended June 30, 2002 and 2001 of the Company's TRS:

                                                                              Six Months Ending
         (In Thousands)                                             June 30,2002       June 30, 2001
                                                                    ------------     ------------------
         Expected tax at US statutory rate                           $ 2,575          $  (936 )
         Adjustments arising from:
             Non-deductible goodwill amortization                         --               451
             Hedge and loan valuation related items                     (972 )             102
             Unconsolidated affiliates                                    --              (614)
             Loan origination fees                                       (20 )            (102)
             Other                                                       233               (39)
         Net operating losses carried forward (used)                    (183 )           1,138
         Recognition of net deferred tax asset                        (1,633 )              --
                                                                     -----------      -----------------
         Provision for income taxes                                   $   --           $    --
                                                                     ===========      =================


         The components of the net deferred tax asset as of June 30, 2002 and December 31, 2001 are as follows:


         (In Thousands)                                        June 30, 2002        December 31, 2001
                                                              -----------------    ---------------------
         Deferred tax asset:
             Hedge and loan valuation related
                differences                                     $        4,294        $           5,266
             Loan origination fees                                         516                      535
             Net operating losses                                           --                      183
             Other                                                       1,231                    1,000
                                                              -----------------    ---------------------
             Total                                                       6,041                    6,984
             Valuation allowance                                        (4,408 )                 (6,984 )
                                                              -----------------    ---------------------

                Net recorded deferred tax asset                     $    1,633         $             --
                                                              =================    =====================

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

Organization and Business

CNL American Properties Fund, Inc. ("CNL-APF" or the "Company") is a self-advised real estate investment trust ("REIT") operating as a holding company for two primary subsidiary operating companies, CNL Restaurant Properties, Inc. and CNL Franchise Network, Corp. The Company was founded in 1994 and at June 30, 2002, had financial interests in approximately 1,100 properties diversified among more than 100 restaurant concepts in 47 states. The Company's total real estate holdings subject to lease included 700 properties of which approximately 50 properties are classified as held for sale. At June 30, 2002, the servicing portfolio of net lease properties and mortgages included over 2,400 units of which over 1,300 are serviced on behalf of third parties.

In June 2000 the Company divided its operations into the real estate and specialty finance businesses. The objective of the Company was to combine the real estate segment, an entity with a strong capital base and stable cash flows, with a specialty finance growth business that could partner with a large financial institution and provide an additional source of liquidity. The real estate segment, operated principally through the Company's wholly owned subsidiary CNL Restaurant Properties, Inc. ("CNL-RP") and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities related to the real estate segment include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $625 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Franchise Network Corp ("CNL-FNC") and a partnership with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, development and advisory services to national and regional restaurant operators.

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

The company was created in 1994 with a requirement to provide stockholder liquidity by December 31, 2005 either by listing on a national exchange, merging with another public company or liquidating its assets. The Company continues to monitor the public markets for opportunities. The Company's board does not intend to liquidate the Company. To comply with certain tax guidelines governing taxable REIT subsidiaries, the Company may pursue other alternatives related to CNL-FNC that would provide stockholder liquidity for all or a portion of the Company's investment by this date.

Liquidity and Capital Resources

CNL American Properties Fund, Inc.

The Company is a real estate investment trust that receives distributions from its two primary subsidiaries, CNL-RP and CNL-FNC. During the six months ended June 30, 2002, CNL-APF did not receive any distributions from CNL-FNC. CNL-APF declared and paid distributions to its stockholders of $33.6 million and $33.2 million for the six months ended June 30, 2002 and 2001, respectively. The distribution for the six-month period ended June 30, 2002 was primarily funded by distributions from CNL-RP, a loan from an affiliate that the Company subsequently converted into its common stock, and sales of its common stock to an affiliate.

Specialty Finance Segment (CNL Franchise Network Corporation)

CNL-FN originates triple-net leases and loans, temporarily financing those assets with warehouse credit facilities and periodically securitizing, refinancing or selling those assets. In a securitization the Company sells or transfers a pool of loans or properties with triple-net leases to certain special purpose entities which, in turn, issue to investors securities backed by an interest in the revenue originating from the loans or triple-net leases. These transactions serve to recycle and diversify capital.

Uncertainty in the franchise finance sector caused by rising delinquencies in late 2000 and throughout 2001 resulted in considerable volatility in the franchise asset-backed securitization market. In addition, falling treasury rates, macroeconomic uncertainties and sluggish restaurant sales contributed to market volatility. What resulted were wider bond spreads that translated into investors demanding higher interest rates on the securities issued in securitizations and an increase in ratings actions. In public securitizations, the quality of the underlying loans is periodically reviewed by rating agencies to affirm the ratings originally issued on the bonds sold to investors. Should an issuer suffer a ratings action, it could result in material adverse consequences impacting the issuer's ability to successfully sell or refinance the loans intended for a securitization transaction. While many of the Company's competitors have experienced or continue to experience downgrades or ratings actions on bonds previously issued, the Company's prior loan or lease securitizations to date have not been subject to any such ratings action.

In October 2001 the Company and Bank of America renegotiated certain terms of their strategic alliance. During such renegotiation, CNL-FN agreed to remove by October 13, 2002 approximately $187 million in restaurant loans then held as collateral under the Bank of America warehouse credit facility. CNL-RP provided a guaranty of $15 million, which would be reduced ratably as certain conditions are met, including the removal of the restaurant loans. Any balance remaining on October 13, 2002, CNL-FN, or CNL-RP in the event CNL-FN does not have adequate liquidity, will remit to Bank of America as additional enhancement capital. Through June 30, 2002 CNL-FN has removed $162 million of the $187 million amount and has reduced the guaranty to $2.0 million as of June 30, 2002.

As part of the referenced renegotiation, CNL-RP also agreed to a $15 million guaranty on Bank of America's subordinated debt facility, which consists of a note payable having an outstanding amount of $43.75 million as of June 30, 2002. The $15 million guaranty has provisions for its reduction tied to achievement of an earnings target, full availability of a liquidity facility and the removal of the $187 million in loans described above. The parties to this initial guaranty have reduced the guaranty to $5.4 million as of June 30, 2002.

The October 2001 Bank of America renegotiation also led to a $10 million unsecured credit facility to CNL-RP that is renewable in October 2002 subject to the renewal of the mortgage warehouse facility. CNL-RP then entered into a $10 million mirror facility with CNL-FN to provide CNL-FN working capital. CNL-FN utilizes this mirror credit facility as necessary to fund its equity in new properties substantially financed on the mortgage warehouse facilities and to meet margin calls on the mortgage warehouse facilities. At June 30, 2002 the mirror facility had $7.5 million outstanding.

In June 2002, as a partial resolution to Bank of America's requirement to remove or sell $187 million in loans by October 13, 2002, the Company entered into a five-year term $207 million financing collateralized with $225 million in mortgage loans redesignated to reflect the Company's intention to hold them to maturity. This five-year term financing carries a variable interest rate tied to the weighted average rate of commercial paper plus 1.25 percent. A portion of the proceeds from this financing was used to pay down the mortgage warehouse facilities. Through the execution of this transaction, the Company eliminated $13 million of the $15 million Bank of America guaranty tied to the removal of the $187 million in loans and was able to renegotiate the terms of all remaining guaranty amounts. In addition to reducing the guaranty, the transaction provides CNL-FN ongoing earnings on the excess of interest income over interest expense, and management believes it also allows more time for the franchise asset-backed markets to stabilize offering possible alternatives to holding these loans to maturity. A relatively small portion of the warehouse credit facility, $29.1 million, supports the $58 million remaining in mortgage loans held for sale.

The June 2002 financing led to an amendment to the terms of the Bank of America guaranty described above. The $15 million guaranty tied to the removal of $187 million in loans was decreased to $2 million, and such decreased amount is now tied to the ultimate disposition of all of the then existing loans that have amounts outstanding within the Bank of America warehouse facility. The $15 million guaranty tied to the subordinated debt was reduced to $5.4 million and continues to be reduced through the achievement of certain earnings and liquidity targets by October 13, 2002 with any remaining amounts then subject to a one-month option by the bank to convert the guaranty to a preferred security of CNL-RP with a face value of 100 percent of the outstanding guaranty and with terms substantially equivalent to the subordinated note. Any default on the warehouse facility could cause the payment of the full $7.4 million guaranty on or before October 13, 2002. Management is continuing to seek resolution to the remaining loans and achieve the earnings and liquidity necessary to remove the guaranty before October 13, 2002.

The uncertainty in the franchise asset-backed securitization market referenced earlier also led management to direct the originations effort toward new long-term, triple-net leases on real estate that can be sold in the tax-deferred real estate exchange market ("Section 1031 Exchanges") by both CNL-FN and through an affiliated partnership. Throughout 2001 $128 million of such real estate properties were sold generating $9.1 million in gains to the Company. During the six months ending June 30, 2002, CNL-FN and its partnership sold another $157 million under this program, generating $11.5 million in gains to the Company. CNL-FN management expects continued strong demand for this product but continues to investigate other sales channels in which to market net lease assets. Management also continues to monitor the securitization market for potential re-entry in the future.

During the current year, CNL-FNC's primary cash flows were derived from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from Section 1031 Exchanges and servicing revenues. Significant cash outflows consist of operating expenses and capital enhancements in the loan portfolio. Through its warehouse credit facility provided by Bank of America and by another lender to its subsidiary, CNL-FN, CNL-FNC currently has a credit capacity of $510 million. The warehouse credit facility lenders monitor asset securitization market assumptions, assumptions on the Company's derivatives and delinquency assumptions and may require a margin call to reduce the level of warehouse financing. During the six months ended June 30, 2002, CNL-FN paid over $16 million in net margin calls on its warehouse credit facilities. Over the course of 2001, CNL-FN had fully drawn its subordinated note payable. Through June 2002, has drawn a net $7.5 million on the mirror credit facility to meet margin calls.

For the remainder of 2002, the Company intends to focus origination efforts on the triple-net lease financing product. CNL-FN's warehouse facilities provide advances for up to 97 percent of appraised real estate value. The Company expects the remaining amount to be provided by cash flow from operations. Cash from operations could be negatively impacted if interest rates increased, reducing the net spread.

At June 30, 2002, CNL-FN had approximately $55.4 million in capital supporting its loan and lease portfolio. During 2002, as the remaining loans are sold or refinanced and the leased restaurant properties are sold, CNL-FN expects to reinvest most of the proceeds in new triple-net leases. Through June 30, 2002 CNL-FN has originated $23.2 million in net leases compared with $85.6 million in the same period last year. The decrease reflects a slowdown in demand for net lease financing given available low interest rate mortgage financing and aggressive lease rates offered by the CNL-FN's competitors. Management believes that net lease originations are important to CNL-FN as they provide inventory necessary to execute the Section 1031 Exchange program and are profitable while held by CNL-FN. Management has responded to this slowdown by revising net lease rates and by identifying new areas to reduce costs. Management believes that competitors will slow originations as they experience capital constraints, and that restaurant operators will continue to use net lease financing as a tool to manage their own leverage ratios that have been skewed by the abundance of mortgage financing. Management anticipates that net lease origination volume will increase during the second half of 2002.

Liquidity risks within the Company's specialty finance segment include the possible occurrence of economic events that could have a negative impact on the franchise asset-backed securitization market and affect the quality or perception of the loans or leases underlying CNL-FN's securitization transactions. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. The Company's previous securitizations are in bankruptcy remote entities and are separate legal entities whose assets are not available to satisfy the claims of creditors of the Company, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in these transactions have been affirmed. Should the loans underlying the securities undergo a negative ratings action, CNL-FN could experience material adverse consequences impacting its ability to continue earning income as servicer and its ability to engage in future profitable securitization transactions. To potentially avoid those consequences, CNL-FN could choose to contribute capital to serve as additional collateral supporting one or more of the bankruptcy remote entities used to facilitate a securitization in order to avoid a negative ratings action.

Other liquidity difficulties could arise for CNL-FN through borrower delinquencies on the mortgage loans held for sale or held to maturity. In addition to the resulting shortfall on scheduled payments, the lenders that provide CNL-FN financing through the warehouse facilities and the five-year note are protected by provisions allowing margin calls in the event underlying loans experience delinquencies. The impact of tenant defaults is more fully described below under the Real Estate Segment (CNL Restaurant Properties, Inc.) discussion of liquidity.

In summary, the Company's specialty finance segment expects to meet its liquidity requirements in 2002 with a combination of cash from operations, including the Section 1031 Exchange program, and borrowings on the warehouse credit facilities or the mirror credit facility. CNL-FN renews its warehouse credit facilities annually and to date has been successful in doing so. CNL-FN's longer-term liquidity requirements are expected to be met through the successful renewal of its warehouse credit facilities and the mirror credit facility, successful execution of the Company's Section 1031 Exchange program, portfolio debt origination fees, asset securitizations and augmented by operating cash flows provided by servicing and advisory services. However, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

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

CNL-RP's short-term debt includes the $30 million revolving line of credit (the "Revolver") entered into in October 2001 and a $48.7 million secured note payable (the "Secured Credit Facility") entered into in October 1999. The Secured Credit Facility matures on February 18, 2003 and CNL-RP is currently selling select properties to pay down the note during 2002, and has designated such properties as discontinued operations, as described in greater detail below. CNL-RP management is also evaluating whether any additional properties should be sold or whether other capital resources should be utilized to pay any remaining amounts on this Secured Credit Facility before its maturity. At June 30, 2002, the Secured Credit Facility has a balance of $43.4 million. The Company, from time to time, utilizes the Revolver to manage the timing of inflows and outflows of cash from operations. The Company's Revolver is a two-year facility, maturing in October 2003, and includes a one-year renewal option. At June 30, 2002, the Revolver had an outstanding balance of $3 million.

CNL-RP also had medium-term and long-term bond financing. In October 2001, CNL-RP issued $131 million in medium-term bonds, Series 2001, bearing an interest rate of LIBOR plus 48 basis points and maturing in 2006. In August 2000, CNL-RP issued $281 million in bonds, Series 2000-A, bearing the fixed interest rate of 7.925 percent and maturing substantially between 2009 and 2017. Rental income received on the combined 376 properties pledged as collateral is used to make scheduled reductions in bond principal and interest.

Liquidity risks within the real estate business include the potential that a tenant's financial condition could deteriorate, causing it to fail to make its rent payments and thereby reducing CNL-RP's income. Generally, CNL-RP uses a triple-net lease to lease its properties to its tenants. The triple-net lease is a long-term lease with periodic rent increases and requires the tenant to pay expenses on the property. The lease somewhat insulates CNL-RP from significant cash outflows for maintenance, repair or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted, and the Company may be required to fund certain expenses in the event of tenant bankruptcy in order to retain control of, or take possession of, the property which may expose the Company to successor liabilities and further affect liquidity. Such events may adversely affect the Company's revenue and operating cash flow.

The Company may commit further resources in seeking resolution to these properties including funding restaurant businesses directly or on behalf of successor tenants. For example, where the value of the real estate subject to tenant difficulties is integrally linked to the financial performance of the restaurants themselves, CNL-RP may allocate capital to invest in turnaround opportunities. In a recent significant tenant/borrower bankruptcy, CNL-RP holds an $11.1 million participating loan to the successor tenants and the terms provide that in addition to recurring interest payments, CNL-RP will participate in the profits of the successor tenant.

CNL-RP believes the combination of availability on its line of credit and the projected disposition volume in 2002 will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing assets and reinvesting the proceeds in higher-yielding investments and cash from operating activities.

Interest Rate Risk

Floating interest rates on the Revolver, Secured Credit Facility, mortgage warehouse facilities, the June 2002 five-year financing, and the 2001 Series bonds expose the Company to interest rate risk. As of June 30, 2002, the Company had $10.5 million, $43.4 million, $99.9 million, $207.4 million and $127.5 million outstanding under its Revolver, Secured Credit Facility, mortgage warehouse facilities, the June 2002 five-year financing, and the 2001 Series bonds, respectively. The Company believes it has mitigated its risk by entering into interest rate swap agreements and an interest rate cap agreement, which reduce the impact of fluctuating interest rates on its floating rate debt.

In addition, the Company invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. Management believes that the value of its mortgage loans held for sale and investments could potentially change as a result of fluctuating interest rates, credit risk, market sentiment and other external forces, which could materially adversely affect the Company's liquidity and capital resources.

Generally, the Company uses derivative financial instruments (primarily interest rate swap contracts) to hedge against fluctuations in interest rates from the time it originates and holds fixed-rate mortgage loans until the time it sells them. Additionally, the Company uses interest rate swaps to hedge against fluctuations in interest rates on its floating rate debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. The Company will terminate certain of these contracts and both the gain or loss on the sale of the loans and the additional gain or loss on the termination of the interest rate swap contracts are measured and recognized in the consolidated statement of operations.

Management estimates that a one-percentage point increase in long-term interest rates as of June 30, 2002 would have resulted in a decrease in the fair value of its fixed-rate loans held for sale of $0.8 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $1.3 million. In addition, a one-percentage point increase in short-term interest rates for the six months ended June 30, 2002 would have resulted in additional interest costs of approximately $2.0 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

Results from Operations

The Company's net earnings were $21.5 million compared with $13.4 million in the six months ended June 30, 2002 and 2001, respectively, and $15 million and $5.2 million during the quarter ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, CNL-FNC and CNL-RP had net earnings of $7.6 million and $13.9 million, respectively, compared with a net loss of $2.8 million and net earnings of $16.1 million in the six months ended June 30, 2001, respectively. While the specialty finance sector has improved its overall performance through the Section 1031 Exchange program, the performance of the real estate segment during the comparative six month periods reflects the reduction in rent and interest from tenants and borrowers who have experienced financial difficulties. Earnings during the six months ending June 30, 2001 reflect the effect of the adoption of the Statement of Financial Accounting Standards No. 133 which requires that all derivative instruments be recorded on the balance sheet at fair value that resulted in a charge of $3.8 million against the Company earnings in the CNL-FN segment.

Revenues

The Company recorded $208.9 million and $111.2 million in revenues during the six months ended June 30, 2002 and 2001, respectively, and $137.4 million and $52.7 million during the quarter ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, CNL-FNC and CNL-RP recorded revenues (before segment elimination adjustments) of $164.2 million and $45.6 million, respectively, compared with $60.7 million and $50.9 million in the six months ended June 30, 2001.

CNL-FNC's increase is attributed primarily to increased revenue from sales of real estate of $140.8 million compared to $27.2 million during the six months ended June 30, 2002 and 2001, respectively. During 2001, CNL-FN began its program of selling real estate properties to private investors in Section 1031 Exchanges, and as a result the gross proceeds from Section 1031 Exchanges now appear as a component of operating revenues. During the six months ended June 30, 2002 and 2001, the costs associated with these sales were $130.4 million and $25.9 million, respectively, and are reflected as a component of expenses. CNL-FN's revenue from the Section 1031 Exchange program is also attributed for the growth in CNL-FN's total revenues from $48.3 million in the first quarter to $115.9 in the quarter ending June 30, 2002 as well as the growth from $29.9 million to $115.9 million comparing the current quarter to the year-ago quarter. The costs associated with these sales grew comparably from $34.3 million in the first quarter to $96.1 million in the quarter ending June 30, 2002.

The revenue of CNL-RP has decreased $5.3 million between the six month periods and $1.1 million in the quarters presented as a result of decreased rental and interest revenues from properties sold or properties leased to tenants and borrowers who have experienced financial difficulties, excluding the impact of properties reclassified as discontinued operations.

CNL-RP has experienced some tenant defaults throughout most of 2001 and into 2002 and has been working diligently to resolve the tenant defaults and re-lease properties. The bankruptcy of certain tenants impacts comparability between periods.

Expenses

General and administrative expenses for the Company were approximately $14.8 million and $16.7 million for the six months ended June 30, 2002 and 2001, respectively and $7.6 million and $9.7 million for the quarter ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, general and administrative expenses for CNL-FNC and CNL-RP were $9.8 million and $5.0 million, respectively, compared with $12.1 million and $4.6 million in the six months ended June 30, 2001. CNL-FNC has decreased professional expenses associated with the resolution of loan delinquencies. Also, CNL-FNC has realized efficiencies from computer systems changes and currently operates with fewer employees. Despite similar cost savings in several CNL-RP general and administrative categories, certain costs relating to delinquencies have increased other costs causing overall general and administrative expenses to remain relatively flat within this segment.

Interest expense for the Company was $30.9 million and $36.5 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense in the current quarter ended June 30, 2002 of $15.5 million is similarly decreasing when compared with the $17.9 million in the year-ago period. Interest expense for CNL-FNC and CNL-RP during the six months ended June 30, 2002, was $14.5 million and $16.4 million, respectively, compared with $17.2 million and $19.3 million for the six months ended June 30, 2001. CNL-FNC has reduced its interest-bearing debt substantially, in particular during the second quarter where $103.6 million in sales of 1031 Exchange properties occurred. The reduced overall debt, as well as reductions in interest rates, has allowed CNL-FNC to realize a 16 percent reduction in this category. CNL-RP has maintained its level of debt, yet experienced a 15 percent reduction in interest expense between years based on the Series 2001 Bonds issued in October 2001 carrying a lower rate of interest than the Secured Credit Facility the proceeds in part repaid.

Expense categories such as state taxes and depreciation and amortization expenses have reflected and will continue to reflect the level of assets invested in leased properties. This category has also included amortization on intangible assets, such as goodwill. During 2001, the Company amortized $3.1 million in goodwill pursuant to existing accounting standards on a straight-line basis. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company's adoption of this accounting standard has eliminated its amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. During the six months ended June 30, 2002, no such write-downs have been necessary.

The Company has decreased certain property expenses, in part, through decreasing the length of time necessary to re-lease a defaulted tenant's property. However the overall number of these properties increased as a result of several significant tenant bankruptcies during the past nine months leading to $2.1 million in property expenses during the six months ended June 30, 2002 compared with $0.6 million in the six months ended June 30, 2001. Some expenses on this large number of properties estimated earlier in the year are now expected to be slightly lower, creating a small credit in the current quarter of $0.3 million compared with $0.2 million in costs in the same period a year ago.

The Company has recorded impairment provisions of $1.1 million and $4.3 million for the six months ended June 30, 2002 and 2001, respectively excluding impairments on properties treated as discontinued operations as described below. Impairments were $0.4 million and $1.3 million in the quarter ended June 30, 2002 and 2001, respectively. Impairment provisions are recorded when circumstances indicate that future expected cash flows do not recover the carrying cost of the individual properties. The Company recorded more significant impairment provisions in the latter part of 2001 as a result of tenant bankruptcies. The following summarizes the more significant bankruptcies:

    o In January 2002, the Company filed an involuntary bankruptcy petition against Roadhouse Grill, Inc., franchiser of the casual steak chain, Roadhouse Grill. CNL-RP owns 13 Roadhouse Grill properties and CNL-FN owns one. The Federal Bankruptcy Court approved the Company's request to present a plan. Prior to the court's ruling only Roadhouse management was legally entitled to present a plan for reorganization. CNL-RP expects the plan to maximize the value of the Company's investment.

    o In January 2002, Houlihan's Restaurant Group ("HRG") filed for voluntary bankruptcy under the provisions of Chapter 11. HRG operates and franchises the Houlihan's concept, operates the Darryl's and J. Gilbert's concepts and operates five separately branded seafood restaurants. CNL-RP owns 19 Houlihan's and Darryl's units, with a total investment of $26.3 million. As of June 30, 2002 the rental payments on the leases were current. Eleven of the 19 leases have been rejected. Condemnation proceeds are in escrow for a partial taking on one of the eleven sites. Possession of the remaining ten properties has been returned to CNL-RP and the properties are currently being marketed for sale or lease. As of June 30, 2002, a settlement with HRG is pending in the amount of $1.4 million which will result in three additional properties being returned to CNL-RP.

Effective January 1, 2002 the Company accounts for certain of its revenues and expenses as originating from discontinued operations pursuant to Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" . FAS 144 requires that sales of real estate, or the designation of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with these real estate assets, are included in the income statement as discontinued operations. CNL-FN's Section 1031 Exchange program, a vital piece of its ongoing operating strategy and a contributor of over $20 million in operating profits since December 2000 is nonetheless deemed to fall under the new guidance. Therefore, gains from properties sold under the Section 1031 Exchange program unless acquired before January 1, 2002 are included as discontinued operations; income and expenses associated with assets designated as held for sale after December 31, 2001 are also included in discontinued operations. In addition, CNL-RP has designated certain real estate assets since December 31, 2001 and has included income and expenses associated with the assets as well as the gain or loss from any dispositions of these assets as discontinued operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." ("FAS 145"). This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement, to the extent already applicable, did not have a significant impact on the financial position or results of operations of the Company. Provisions applicable to future reporting periods are not expected to have a significant impact on the financial position or results of operations of the Company.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information regarding the Company's market risk at December 31, 2001 is included in its Annual Report on Form 10-K for the year ended December 31, 2001. The material changes in the Company's market risk are discussed in Item 2 above. Information regarding the Company's market risk relating to changes in interest rates is incorporated herein by reference to Item 2. "Interest Rate Risk".

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.   Inapplicable.

Item 2.           Changes in Securities.       Inapplicable.

Item 3.           Default upon Senior Securities.   Inapplicable.

                  Item 4. Submission of Matters to a Vote of Security Holders. On June 20, 2002 the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the following nominees were elected to the Board of Directors of the Company: Robert A. Bourne (23,865,483 for and 295,107 withheld); G. Richard Hostetter (23,870,501 for and 290,089 withheld); Richard C. Huseman (23,857,026 for and 303,564 withheld); J. Joseph Kruse (23,846,392 for and 314,198 withheld) and James M. Seneff, Jr. (23,854,106 for and 306,484 withheld). In addition, the stockholders voted to approve an amendment to the Second Amended and Restated Articles of Incorporation (22,562,698 for, 813,909 against and 783,983 abstentions).

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

                           3.4 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL American Properties Fund, Inc. (filed herewith).

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

                           10.31 Loan and Security Agreement dated as of June 14, 2002 between CNL Financial IX, LP and Nieuw Amsterdam Receivables Corporation (filed herewith).

                           (b)      Reports on Form 8-K

                                    The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of August 2002.


                                            CNL AMERICAN PROPERTIES FUND, INC.

                                             By:/s/ James M. Seneff, Jr.
                                                ----------------------------
                                                JAMES M. SENEFF, JR.
                                                co-Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ Curtis B. McWilliams
                                                ----------------------------
                                                CURTIS B. MCWILLIAMS
                                                co-Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ Steven D. Shackelford
                                                ----------------------------
                                                STEVEN D. SHACKELFORD
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Co-Chief Executive Officer of CNL American Properties Fund, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 13th  day of August 2002.



                                     /s/ James M. Seneff, Jr.
                                     -----------------------------------------
                                     James M. Seneff, Jr.
                                     Co-Chief Executive Officer

                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Curtis B. McWilliams, the Co-Chief Executive Officer of CNL American Properties Fund, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 13th day of August 2002.



                                      /s/ Curtis B. McWilliams
                                      --------------------------------------
                                      Curtis B. McWilliams
                                      Co-Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Steven D. Shackelford, the Chief Financial Officer of CNL American Properties Fund, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 13th  day of August 2002.



                                       /s/ Steven D. Shackelford
                                       --------------------------------------
                                       Steven D. Shackelford
                                       Chief Financial Officer

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

                  3.4 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL American Properties Fund, Inc. (filed herewith).

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

                  10.31 Loan and Security Agreement dated as of June 14, 2002 between CNL Financial IX, LP and Nieuw Amsterdam Receivables Corporation (filed herewith).

                                   EXHIBIT 3.4

                                  EXHIBIT 10.31