Form 10-Q
period 2002-09-30
CNL AMERICAN PROPERTIES FUND INC
filed 2002-11-14
CIK 922981

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------
                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________

                             Commission file number
                                    001-15581
                     ---------------------------------------


                       CNL American Properties Fund, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                      59-3239115
---------------------------------              ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
---------------------------------             ----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                             -----------------------------------

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

45,248,670 shares of common stock, $0.01 par value, outstanding as of November 12, 2002.

                                    CONTENTS






Part I -  FINANCIAL INFORMATION                                    Page

 Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets                  1

              Condensed Consolidated Statements of  Operations       2-3

              Condensed Consolidated Statements of
                Stockholders' Equity and Comprehensive
                Income/(Loss)                                        4

              Condensed Consolidated Statements of Cash Flows        5-6

              Notes to Condensed Consolidated Financial
                Statements                                           7-17

 Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                18-28

 Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                        28

 Item 4.  Controls and Procedures                                    28-29


Part II - OTHER INFORMATION                                          30-33

Item 1.       Financial Statements


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands except for share data)

                                                                                September 30,       December 31,
                                                                                   2002               2001
                                                                             ------------------  -----------------


                                    ASSETS

    Real estate investment properties                                         $        595,368     $     597,099
    Net investment in direct financing leases                                         116,294            123,969
    Real estate held for sale                                                         171,226            241,211
    Mortgage loans held for sale                                                       46,580            315,835
    Mortgage, equipment and other notes receivable, net of allowance of
        $28,005 and $29,631, respectively                                             340,462            103,962
    Other investments                                                                  32,374             32,797
    Cash and cash equivalents                                                          18,735             19,333
    Restricted cash                                                                     3,928             12,456
    Receivables, less allowance for doubtful accounts of $1,808 and
        $4,315, respectively                                                           10,738              4,990
    Accrued rental income                                                              21,174             17,929
    Goodwill                                                                           56,260             56,260
    Other assets                                                                       32,280             33,273
                                                                             ------------------  -----------------
                                                                              $     1,445,419     $    1,559,114
                                                                             ==================  =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

    Credit facility                                                          $          6,000     $       10,000
    Note payable                                                                      227,246             48,731
    Mortgage warehouse facilities                                                     171,412            430,169
    Subordinated note payable                                                          43,750             43,750
    Bonds payable                                                                     429,168            441,065
    Due to related parties                                                                 85              5,201
    Other payables                                                                     39,173             35,505
                                                                             ------------------  -----------------
              Total liabilities                                                       916,834          1,014,421
                                                                             ------------------  -----------------

    Minority interests, including redeemable partnership interest                      18,216             18,511
                                                                             ------------------  -----------------

    Stockholders' equity:
        Preferred stock, without par value.  Authorized and unissued
           3,000,000 shares                                                                --                --
        Excess shares, $0.01 par value per share.
           Authorized and unissued 78,000,000 shares                                       --               --
        Common stock, $0.01 par value per share. Authorized 62,500,000 shares, issued 45,286,297 and 44,112,943 shares, respectively,
           outstanding 45,248,670 and 44,075,641 shares, respectively                     453                441
        Capital in excess of par value                                                818,238            798,154
        Accumulated other comprehensive income/(loss)                                 (16,515  )           1,370
        Accumulated distributions in excess of net earnings                          (291,807  )        (273,783  )
                                                                             ------------------  -----------------
              Total stockholders' equity                                              510,369            526,182
                                                                             ------------------  -----------------
                                                                                $   1,445,419     $    1,559,114
                                                                             ==================  =================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands except for per share data)


                                                                        Quarter Ended                   Nine Months Ended
                                                                        September 30,                     September 30,
                                                                  2002               2001              2002            2001
                                                             ----------------  ------------------ --------------- ---------------

Revenues:
    Sale of real estate                                        $      34,032     $        41,173      $  174,837    $     68,400
    Rental income from operating leases                               16,014              18,501          54,416          57,784
    Earned income from direct financing leases                         3,986               3,387           9,884          10,448
    Interest income from mortgage, equipment and other
       notes receivables                                               8,459               8,705          26,985          32,958
    Investment and interest income                                       941               1,469           2,281           4,747
    Gain on sale of assets - operating                                    --               2,168              --           1,087
    Other income                                                       3,593               2,627          10,092          10,172
    Net  increase  (decrease)  in value of  mortgage  loans
       held for sale, net of related hedge                            (2,072 )            (2,582 )        (5,319 )            32

                                                             ----------------  ------------------ --------------- ---------------
                                                                     64,953              75,448         273,176         185,628
                                                             ----------------  ------------------ --------------- ---------------

Expenses:

    Cost of real estate sold                                          31,284              37,384         161,718          63,300
    General operating and administrative                               6,909               6,572          21,734          23,288
    Interest expense                                                  13,343              16,743          43,736          52,497
    Property expenses                                                    501               1,172           2,521           1,782
    State and other taxes                                                236                 193             471             881
    Depreciation and amortization                                      3,910               4,850          11,584          15,823
    Loss on investment in securities                                     --                   --              --             121
    Loss on termination of cash flow hedge accounting                    --                6,417              --           6,417
    Provision for loss on loans                                         339               24,200             399          24,200
    Impairment provisions                                                451               4,134           1,737           8,463

                                                             ----------------  ------------------ --------------- ---------------
                                                                      56,973             101,665         243,900         196,772
                                                             ----------------  ------------------ --------------- ---------------

Earnings (loss) from continuing operations before
     minority interest in (income)/loss of consolidated
     joint ventures, equity in earnings (loss) of
     unconsolidated joint ventures and gain (loss)
     on sale of assets                                                 7,980             (26,217 )        29,276         (11,144 )

Minority interest in (income)/loss of consolidated joint
     ventures                                                           (175 )                86            (839 )           154

Equity in earnings (loss) of unconsolidated joint ventures               301                (343 )           743              74

Gain (loss) on sale of assets                                             21                  60            (606 )        (1,244 )
                                                             ----------------  ------------------ --------------- ---------------
Earnings (loss) from continuing operations, net                        8,127             (26,414 )        28,574         (12,160 )
                                                             ----------------  ------------------ --------------- ---------------

Discontinued operations
    Income/(loss) from discontinued operations, net                     (597 )            (1,230 )        (1,739 )         1,726
    Gain on disposal of discontinued operations, net                   3,713                 --            5,882             --
                                                             ----------------  ------------------ --------------- ---------------
                                                                       3,116              (1,230 )         4,143           1,726
                                                             ----------------  ------------------ --------------- ---------------

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                    (In Thousands except for per share data)



                                                                      Quarter Ended                    Nine Months Ended
                                                                      September 30,                      September 30,
                                                                 2002               2001             2002             2001
                                                            ---------------    ----------------  --------------  ---------------

Earnings (loss) before cumulative effect of accounting
    change                                                          11,243             (27,644)        32,717          (10,434)
                                                            ---------------    ----------------  --------------  ---------------

Cumulative effect of accounting change                                  --                  --             --           (3,841)
                                                            ---------------    ----------------  --------------  ---------------

Net earnings (loss)                                            $    11,243         $   (27,644)    $   32,717       $  (14,275)
                                                            ===============    ================  ==============  ===============


Earnings (loss) per share of common stock (basic and diluted):

    From continuing operations                                 $      0.18         $     (0.61)   $      0.65       $   ( 0.28)

    From discontinued operations                                      0.07               (0.03)          0.09             0.04
                                                            ---------------    ----------------  --------------  ---------------

    Before cumulative effect of accounting change                     0.25               (0.64)          0.74            (0.24)

    Cumulative effect of accounting change                             --                  --              --             (.09)
                                                            ---------------    ----------------  --------------  ---------------

       Net earnings (loss)                                    $       0.25         $     (0.64)    $     0.74       $    (0.33)
                                                            ===============    ================  ==============  ===============

Weighted average number of shares of common stock
    outstanding                                                 44,969,003          43,499,829      44,408,454       43,497,237
                                                            ===============    ================  ==============  ===============

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                       COMPREHENSIVE INCOME/(LOSS)
     Nine Months Ended September 30, 2002 and Year Ended December 31, 2001
             (In Thousands except for share data and per share data)




                                                                    Accumulated    Accumulated
                                   Common Stock         Capital in  distributions    Other
                                  Number       Par      excess of   in excess of  Comprehensive                 Comprehensive
                                 of shares    value     par value   net earnings  Income/(Loss)    Total        Income/(Loss)
                                ------------ ---------  ---------- -------------  -------------- -----------   ---------------


Balance at December 31, 2000      43,495,919 $ 435     $ 789,926     $(182,865 )     $ 242     $   607,738     $      --

Shares issued                       579,722      6        9,722             --          --           9,728            --


Stock issuance costs                     --     --       (1,494 )           --          --          (1,494 )          --

Net loss                                 --     --           --        (24,452 )        --         (24,452 )     (24,452 )

Other comprehensive income,
   market revaluation on available
   for sale securities                   --     --           --             --         839             839           839

Cumulative effect adjustment
   to  recognize fair value of
   cash flow hedges                      --     --           --             --      (5,172 )        (5,172 )      (5,172 )

Reclassification of cash flow
   hedge losses to statement
   of operations                         --     --           --             --       8,060           8,060         8,060

Current period adjustment to
   recognize change in fair
   value of cash flow hedges             --     --           --             --      (2,599 )        (2,599 )      (2,599 )
                                                                                                              ------------

Total comprehensive  loss                --     --           --             --          --              --    $  (23,324 )
                                                                                                              ============
Distributions declared and
   paid ($1.52 per share)                --     --           --        (66,466 )        --         (66,466 )
                                 ---------- ------  -----------   --------------  --------     -----------    ------------

Balance at December 31, 2001     44,075,641 $  441  $   798,154   $   (273,783 )  $  1,370     $   526,182    $       --


Shares issued                     1,173,354     12       20,088             --          --          20,100            --

Retirement of common stock             (325)     --          (4 )           --          --              (4 )          --

Net earnings                             --      --          --         32,717          --          32,717        32,717

Other comprehensive loss,
   market revaluation available
   for sale securities                   --      --          --            --         (426 )          (426 )        (426 )

Current period adjustment to
   recognize change in fair
   value of cash flow hedge              --      --          --            --      (17,459 )       (17,459 )     (17,459 )
                                                                                                             ---------------
Total comprehensive income               --      --          --            --           --              --   $    14,832
                                                                                                             ===============

Distributions declared and
   paid ($1.14  per share)              --      --           --        (50,741 )        --         (50,741 )
                                 ----------  ------   ----------    ----------   ---------       ---------

Balance at September 30, 2002    45,248,670  $  453   $  818,238    $ (291,807 ) $ (16,515)       $510,369
                                 ==========  ======   ==========    ==========   =========       =========

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 2002                2001
                                                                           -----------------   ------------------

     Cash Flow from Operating Activities:
         Net earnings (loss)                                                 $       32,717     $        (14,275 )
         Adjustments to reconcile net earnings to net cash provided by operating activities:

            Depreciation and amortization                                            11,584               15,823
            Impairment provisions                                                     1,737                8,463
            Provision for loan losses                                                   399               24,200
            Investments in mortgage loans held for sale                              (5,851 )           (129,884 )
            Collection on mortgage loans held for sale                               29,512               34,422
            Proceeds from sale of mortgage loans held for sale                           --              104,146
            Change in inventories of real estate held for sale                       21,751              (15,250 )
            Proceeds from sale of securities                                             --                  148
            Loss on sale of assets                                                      606                1,244
            Decrease (increase) in value of mortgage loans held for sale,
               net of related hedge                                                   5,319                  (32 )
            Changes in other operating assets and liabilities                       (20,752 )              6,150

                                                                           -----------------   ------------------
                   Net cash provided by operating activities                $         77,022     $         35,155
                                                                           -----------------   ------------------

     Cash Flows from Investing Activities:
            Additions to real estate investment properties                           (6,232 )             (9,159 )
            Proceeds from sale of assets                                             46,686                8,532
            Decrease (increase) in restricted cash                                    8,528              (11,073 )
            Investment in joint ventures                                               (543 )                (60 )
            Investment in mortgage, equipment and other notes
              receivable                                                             (6,607 )            (12,164 )
            Collections on mortgage, equipment and other notes
              receivable                                                             11,853                8,872
            Other                                                                        --                  400
                                                                           -----------------   ------------------
                   Net cash provided by (used in) investing activities     $         53,685     $         (14,652 )
                                                                           -----------------   ------------------

     See accompanying notes to condensed consolidated financial statments.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                2002                 2001
                                                                          ------------------   ------------------

      Cash Flows from Financing Activities:
          Payment of stock issuance costs                                 $          (1,493 )                 --
          Proceeds from borrowing from affiliate                                      7,500                6,000
          Proceeds from borrowing on line of credit, note payable and
          subordinated note payable                                                 235,333               52,454
          Payment on line of credit and note payable                                (60,818 )            (26,155 )
          Proceeds from borrowing on mortgage warehouse facilities                  154,235              194,952
          Issuance of bonds                                                              --               41,723
          Payments on mortgage warehouse facilities                                (412,992 )           (230,139 )
          Retirement of bonds payable                                               (11,896 )             (6,960 )
          Proceeds from sale of shares                                                9,750                   --
          Distributions to minority interests                                          (183 )               (178 )
          Distributions to stockholders                                             (50,741 )            (49,747 )
                                                                          ------------------   ------------------
                Net cash used in financing activities                     $        (131,305 )   $         (18,050 )
                                                                          ------------------   ------------------

  Net Increase (Decrease) in Cash and Cash Equivalents                                 (598 )              2,453

  Cash and Cash Equivalents at Beginning of Period                                   19,333               23,772
                                                                          ------------------   ------------------

  Cash and Cash Equivalents at End of Period                              $          18,735    $          26,225
                                                                          ==================   ==================

  Supplemental Disclosures of Cash Flow Information:

      Non-Cash Investing and Financing Activities:

         Conversion of related party advances into shares of common
              stock                                                       $          10,350    $              --
                                                                         ==================   ==================

      Cash paid for interest                                              $          43,608    $          51,498
                                                                         ==================   ==================



Non-Cash Transaction:

During the nine months ended September 30, 2002, approximately $225 million in mortgage loans formerly designated as held for sale were designated as being held for investment in conjunction with the refinancing described in Note 6 to the Condensed Consolidated Financial Statements of the Company.


    See accompanying noteds to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2002 and 2001


1.       Organization and Nature of Business:

         CNL American Properties Fund, Inc. was organized in Maryland on May 2, 1994, and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include CNL Restaurant Properties, Inc. ("CNL-RP") and CNL Franchise Network, Corp. ("CNL-FNC"). The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment, operated principally through the Company's wholly owned subsidiary CNL-RP and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities related to the real estate segment include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $520 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL-FNC and a partnership with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, development and advisory services to national and regional restaurant operators.

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. Certain items in the prior year's financial statements have been reclassified to conform with the 2002 presentation. These
         reclassifications   had  no  effect  on  stockholders'  equity  or  net
         earnings.

3.       Adoption of New Accounting Standards:

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value is more than its fair value. The Company adopted the provisions of this statement on January 1, 2002. The Company's goodwill relates to its specialty finance segment. The adoption of this accounting standard had the impact of reducing the Company's amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. As of September 30, 2002, the Company has not identified any requirement for goodwill impairment.








                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2002 and 2001



3.       Adoption of New Accounting Standards - Continued:
         ------------------------------------------------

         The following table summarizes the effect of this adoption:

                                                               Quarter Ended                   Nine Months Ended
                                                               September 30,                     September 30,
         (In Thousands except for per share data)          2002            2001               2002            2001
                                                        ------------   -------------      --------------  -------------
         Reported earnings(loss)before
            cumulative effect of accounting change        $  11,243      $ (27,644  )        $   32,717     $  (10,434 )
         Add back: Goodwill amortization                         --            786                   --          2,357
                                                        ------------   -------------      --------------  -------------

         Adjusted earnings (loss) before
            cumulative effect of accounting change        $  11,243      $  (26,858 )        $   32,717     $   (8,077 )
                                                         ============   =============      ==============  =============
`
         Reported net earnings (loss)                     $  11,243      $  (27,644 )        $   32,717     $  (14,275 )
         Add back: Goodwill amortization                         --             786                  --          2,357
                                                        ------------   -------------      --------------  -------------

         Adjusted net earnings (loss)                     $  11,243      $  (26,858 )        $   32,717     $  (11,918 )
                                                        ============   =============      ==============  =============


                                                               Quarter Ended                   Nine Months Ended
        Earnings (loss) per share of common                    September 30,                        June 30,
              (basic and diluted):                         2002            2001               2002            2001
                                                        ------------   -------------      --------------  -------------

         Reported earnings (loss)before
         cumulative effect of accounting change          $      0.25      $   (0.64 )         $    0.74      $   (0.24 )
         Add back: Goodwill amortization                          --           0.02                  --           0.05
                                                        ------------   -------------      --------------  -------------

         Adjusted earnings (loss)before
         cumulative effect of accounting change          $      0.25       $   (0.62 )         $    0.74     $   (0.19 )
                                                        ============   =============      ==============  =============

         Reported net earnings (loss)                    $      0.25       $   (0.64 )         $    0.74     $   (0.33 )
         Add back: Goodwill amortization                          --            0.02                  --          0.05
                                                        ------------   -------------      --------------  -------------

         Adjusted net earnings (loss)                    $      0.25       $   (0.62 )         $    0.74     $   (0.28 )
                                                        ============   =============      ==============  =============



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2002 and 2001


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

         As of September 30, 2002, the Company had designated approximately $171 million in real estate as held for sale, including $144 million acquired or designated after December 31, 2001, with approximately $152 million financed through the Company's mortgage warehouse facilities. The operating results of these discontinued operations are as follows:

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2002 and 2001


3.       Adoption of New Accounting Standards - Continued:
         ------------------------------------------------

                                                        Quarter Ended                     Nine Months Ended
                                                        September 30,                       September 30,
        (In Thousands)                           2002              2001               2002              2001
                                             -----------------  ----------------   --------------- -------------------
         Rental income                            $    1,093        $    1,134        $    3,999         $     5,481

         Interest expense                               (287 )            (379 )          (1,176 )            (1,138 )


         Impairment provisions                        (1,175 )          (1,279 )          (3,086 )            (1,279 )

         Other expenses                                 (228 )            (706 )          (1,476 )            (1,338 )

                                            -----------------  ----------------   --------------- -------------------
         Income/(loss) from
           discontinued operations, net                 (597 )          (1,230 )          (1,739 )             1,726
                                            -----------------  ----------------   --------------- -------------------

         Sales of real estate                         52,532                --            84,651                  --

         Cost of real estate sold                    (48,819 )              --           (78,769 )                --
                                            -----------------  ----------------   --------------- -------------------
         Gain on disposal of discontinued
              operations, net                          3,713                --             5,882                  --
                                            -----------------  ----------------   --------------- -------------------
         Income (loss) from discontinued
           operations, net                        $    3,116       $    (1,230 )      $    4,143         $     1,726
                                            =================  ================   =============== ===================



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


         In July  2002,  the  FASB  issued  Statement  of  Financial  Accounting
         Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS Nine Months Ended September 30, 2002 and 2001



3.       Adoption of New Accounting Standards - Continued:

         commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

4.       Mortgage Loans Held for Sale:

         Mortgage loans held for sale are wholly or partially collateralized by first mortgages on land and/or buildings of franchised restaurant businesses. As a result of the Company's refinancing in June 2002, approximately $225 million in mortgage loans formerly designated as held for sale were designated as held for investment and are serving as collateral for a new five-year borrowing facility. As of September 30, 2002, the Company has approximately $51.5 million remaining fixed-rate loans, classified as held for sale, carrying a weighted average interest rate of 8.4 percent. The mortgage loans are due in monthly installments with maturity dates ranging from 2004 to 2022.

         Mortgage loans held for sale consist of the following as of:


          (In Thousands)             September 30, 2002     December 31, 2001
                                   ---------------------  ---------------------


          Outstanding principal       $    51,512             $   306,887
          Accrued interest income             741                   2,059
          Deferred financing income          (283 )                (1,640 )
          Valuation adjustment             (5,390 )                 8,529
                                   ---------------------  ---------------------
                                      $    46,580             $   315,835
                                   =====================  =====================

         The valuation adjustment at September 30, 2002 is primarily associated with borrower delinquencies.

5.       Mortgages, Equipment and Other Notes Receivable:

         Mortgage, equipment and other notes receivable consist of the following at:


         (In Thousands)                 September 30, 2002    December 31, 2001
                                       ------------------    ------------------

        Outstanding principal               $   351,328        $       132,519
        Accrued interest income                   2,887                    694
        Deferred financing income                (2,011 )                 (893 )
        Unamortized loan costs/premiums          16,263                  1,273
        Allowance for uncollectible notes       (28,005 )              (29,631 )
                                        ---------------       ------------------
                                            $   340,462        $        103,962
                                        ===============       ==================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS Nine Months Ended September 30, 2002 and 2001


5.       Mortgage, Equipment and Other Notes Receivable - Continued:

         The Company has redesignated approximately $225 million in mortgage loans formerly held for sale as a result of the refinancing agreement signed in June 2002. Approximately $306 million and $88 million of the outstanding principal balance as of September 30, 2002 and December 31, 2001, respectively, is secured by mortgages. The remaining principal is secured by equipment and other collateral. As of September 30, 2002 and December 31, 2001, approximately $27 million and $40 million, respectively, in notes receivable were considered impaired and approximately $27 million and $38.5 million, respectively, were on non-accrual status with regard to recognition of interest.


         Changes in the allowance for loan losses for 2002 and 2001 are summarized as follows:


           (In Thousands)             September 30, 2002      December 31, 2001
                                    ---------------------  ---------------------

           Balance at beginning of
              year                         $   29,631         $        3,108
           Provision for loan losses              399                 28,200
           Loans charged off                   (2,025 )               (1,677 )
                                    ---------------------  ---------------------
           Balance at end of the
              period                        $  28,005         $       29,631
                                    =====================  =====================

6.       Note Payable:

         In June 2002, the Company entered into a loan and security agreement with Nieuw Amsterdam Receivables Corporation with an initial borrowing amount of $207 million that bears interest at a rate of weighted average commercial paper plus 1.25 percent per annum. The Company used the proceeds from the new facility to refinance a pool of approximately $225 million of franchise loans formerly held on its other mortgage warehouse facilities. The loan agreement has an initial term of five years with a renewal provision based on the Company's request and the lender's consent.

7.       Mortgage Warehouse Facilities:

         As of September 30, 2002, CNL-FN maintains mortgage warehouse facilities ("Mortgage Warehouse Facilities") with a total borrowing capacity of $510 million that bear interest at LIBOR plus a weighted average of 119 basis points per annum. The Company is financing approximately $46.6 million in mortgage loans held for sale and $155 million of land, buildings, and real estate held for sale within these facilities. For the nine months ended September 30, 2002, the weighted average interest rate for funding on the facilities approximated 2.91 percent. After consideration of the Company's interest rate swaps, the effective weighted average interest rate for the outstanding balance relating to mortgage warehouse facilities was 4.07 percent for the nine months ended September 30, 2002. In connection with the renewal of the strategic alliance with Bank of America in October 2001, CNL-FN agreed to remove $187 million in loans by October 2002 and CNL-RP provided a $15 million guaranty related to the removal or disposition. In June 2002, Bank of America agreed to reduce the total amount of loans to be removed from the mortgage warehouse facilities to $162 miilion. As of September 30, 2002, the Company has successfully refinanced $162 million in loans, the guarantee has been reduced to $2 million and Bank of America has agreed to finance the remaining loans until November 2003.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2002 and 2001



8.       Subordinated Note Payable:

         In October of 2001, CNL-RP agreed to provide a guarantee in the amount of $15 million related to CNL-FN's $43.75 million subordinated note. As a result of the removal of certain loans from the mortgage warehouse facility in June of 2002 and the achievement of certain earnings targets the guarantee was removed in October of 2003.

9.       Related Party Transactions:

         As of December 31, 2001, CNL Financial Group, Inc. an affiliate, had advanced $2.7 million to the Company in the form of a demand balloon promissory note. The loan bore interest at a rate of LIBOR plus 2.5 percent. During 2002, CNL Financial Group, Inc. advanced an additional $7.5 million to the Company under the same terms of the previous advances. In June 2002, the Company converted the $10.3 million of outstanding principal plus accrued interest under the advances, into 604,177 shares of stock. During the nine months ended September 30, 2002 the Company also issued 569,177 shares to CNL Financial Group, Inc. in exchange for $9.75 million paid to the Company in cash.

         During the nine months ended September 30, 2002, a tenant and borrower of the Company assigned loans in the amount of $7.5 million to
         Restaurants Acquisitions I, LLC, an affiliate of the Company. The Company agreed to the assignment and advanced an additional $3.6 million to the affiliate in exchange for an $11.1 million participating note. The note bears interest at a rate of ten percent per annum and matures on May 1, 2014. The participating note entitles the Company to receive a percentage of all cash flows generated by the borrower on a quarterly basis until the note matures.

         In May 2002, the Company purchased a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (the "Plaza") for $0.2 million. Affiliates of a member of the Company's board of directors own the remaining partnership interests. Since November 1999, the Company has leased its office space from the Plaza. The Company's lease expires in October 2014. During the nine months ended September 30, 2002 and 2001, the Company incurred rental expenses in connection with the lease of $1.0 million and $0.6 million, respectively. For the quarters ended September 30, 2002 and 2001, rental expenses in connection with the lease totaled $0.3 million and $0.2 million, respectively. In addition, the Company has guaranteed 8.33 percent or $1.3 million of a $15.5 million unsecured promissory note of the Plaza.

         In September 2002 CNL-FN acquired a portfolio of 109 real estate properties, which have been classified as held for sale, for approximately $117 million by acquiring all of the limited partner and general partners interests in CNL Net Lease Investors, LP, ("NLI"). Eight of the properties acquired were vacant and the remaining 101 properties were leased to restaurant operators under triple net leases, meaning that the tenant is responsible for costs such as repairs, maintenance, property taxes, utilities and insurance. The Chairman of the Board and Vice Chairman of the Board of Directors of the Company, through an affiliate, owned the .01% general partner interest in NLI prior to the acquisition by CNL-FN and agreed to waive their rights to benefit from the transaction. In September 2002, CNL-FN sold five properties to CNL-RP for approximately $5.3 million, which represented CFN-LP's cost of the properties. In addition, CNL-FN sold six properties to several of the CNL Income Funds, which are affiliates of the Chairman and Vice Chairman of the Board of Directors of the Company. CNL-FN sold the six properties for approximately $6.4 million, which represented CFN-LP's cost of the properties.







                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months Ended September 30, 2002 and 2001




9.       Related Party Transactions - continued:

         As part of the agreement, CNL-FN has agreed to pay a purchase price adjustment of 50% of the Aggregate Gain defined in the purchase agreement as the aggregate amount of the sales prices of properties sold to non-affiliates of the Company, less the sum of one hundred eight percent of the aggregate portfolio sales amount, plus other reasonable costs to the former limited partner and general partner of NLI, at the earlier of the date on which the sale of the last property closes or thirty six months following the closing date.


10.      Segment Information:

         The Company has separate legal entities to operate and measure its real estate and specialty finance segments. Those entities are: CNL-RP and CNL-FNC. CNL-RP is the parent company of CNL APF Partners LP, and CNL-FNC is the parent company of CNL-FN.

         The following table summarizes the results for the quarters and nine months ended September 30, 2002 and 2001 with segment information for the two lines of business. Consolidating eliminations and other results of the parent of CNL-RP and CNL-FNC are reflected in the "other" column.


                                                           Quarter Ended September 30, 2002

                                                  CNL              CNL
                                               Restaurant       Franchise                       Consolidated
         (In Thousands)                    Properties, Inc.    Network Corp.       Other            Totals
                                             --------------- ---------------- --------------  ------------------
         Revenues                            $     23,374     $    42,101      $     (522 )    $       64,953
                                             =============== ================ ==============  ==================

         Earnings (loss) from continuing
         operations                          $      8,596     $      (469 )    $       --      $        8,127
                                             =============== ================ ==============  ==================

         Earnings from discontinued
         operations                          $        951     $     2,165      $       --      $        3,116
                                             =============== ================ ==============  ==================
          Net earnings                       $      9,547     $     1,696      $       --      $       11,243
                                             =============== ================ ==============  ==================
         Assets at September 30, 2002        $    868,607     $   582,863      $   (6,051 )    $    1,445,419
                                             =============== ================ ==============  ==================


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2002 and 2001




10.      Segment Information - Continued:


                                                                Quarter Ended September 30, 2001

                                                  CNL              CNL
                                               Restaurant        Franchise                            Consolidated
         (In Thousands)                       Properties, Inc.  Network Corp.       Other               Totals
                                             ---------------  ---------------  ----------------   -------------------
         Revenues                            $     20,283      $     56,407     $      (1,242 )     $      75,448
                                             ===============  ===============  ================   ===================

         Loss from continuing operations     $    (24,311 )    $     (2,068 )   $         (35 )     $     (26,414 )
                                             ===============  ===============  ================   ===================

         Loss from discontinued operations   $     (1,230 )    $         --     $          --       $      (1,230 )
                                             ===============  ===============  ================   ===================

         Net loss                            $    (25,541 )    $     (2,068 )   $         (35 )     $     (27,644 )
                                             ===============  ===============  ================   ===================

         Assets at September 30, 2001        $    951,154      $    651,268     $      (6,850 )     $    1,595,572
                                             ===============  ===============  ================   ===================


                                                              Nine Months Ended September 30, 2002

                                                  CNL               CNL
                                               Restaurant        Franchise                          Consolidated
         (In Thousands)                       Properties, Inc   Network Corp.        Other              Totals
                                             ---------------  ----------------  ---------------  -------------------
         Revenues                            $     68,189      $   206,337      $     (1,350 )     $     273,176
                                             ===============  ================  ===============  ===================

         Earnings from continuing
           operations                        $     22,380      $    6,336       $       (142 )     $      28,574
                                             ===============  ================  ===============  ===================
         Earnings from discontinued
           operations                        $      1,209      $    2,934       $         --       $       4,143
                                             ===============  ================  ===============  ===================

         Net earnings                        $     23,589      $    9,270       $       (142 )     $      32,717
                                             ===============  ================  ===============  ===================



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2002 and 2001


10.      Segment Information - Continued:


                                                              Nine Months Ended September 30, 2001

                                                   CNL               CNL
                                               Restaurant         Franchise                         Consolidated
         (In Thousands)                      Properties, Inc    Network Corp.    Eliminations          Totals
                                           ----------------  ---------------- ---------------  -------------------
         Revenues                            $     72,090       $    116,922    $   (3,384 )       $   185,628
                                             ================  ================ ===============  ===================

         Loss from continuing
           operations                        $     (9,147 )     $       (980 )  $   (2,033 )       $   (12,160 )
                                            ================  ================ ===============  ===================

         Earnings from discontinued
           operations                        $      1,726       $         --    $       --         $     1,726
                                            ================  ================ ===============  ===================

         Loss before cumulative effect of
           accounting change                 $     (7,421 )     $       (980 )  $   (2,033 )       $   (10,434 )
                                             ================  ================ ===============  ===================

         Net loss                            $     (7,421 )     $     (4,821 )  $   (2,033 )       $   (14,275 )
                                             ================  ================ ===============  ===================


11.      Income Tax:

         For income tax purposes, CNL-FNC, the Company's specialty finance taxable REIT subsidiary ("TRS"), treats loan valuation adjustments, loss reserves, loan fees, depreciation, and other items differently from the treatment of these items for financial reporting purposes. In the aggregate, the Company's specialty finance TRS has an excess of available future deductible items over future taxable items and as such may benefit from these items when the taxable subsidiaries produce a greater level of taxable income. At the present, the Company has recorded a valuation allowance since it is more likely than not that a portion of the potential future benefit will not be recognized due to the insufficient historical earnings.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2002 and 2001


11.      Income Tax - Continued:

         The consolidated provision for federal income taxes is composed of the following estimates for the nine months ended September 30, 2002 and 2001 of the Company's specialty finance TRS:

                                                                         Nine Months Ending
         (In Thousands)                                     September 30, 2002          September 30, 2001

                                                           ----------------------     ------------------------
         Expected tax at US statutory rate                         $       3,152              $        (1,639 )
         Adjustments arising from:
             Non-deductible goodwill amortization                             --                          676
             Hedge and loan valuation related items                       (2,146 )                        152
             Unconsolidated affiliates                                        --                         (921 )
             Loan origination fees                                           (30 )                        (88 )
             Real estate valuation                                           213                           57
             Other                                                           (62 )                       (116 )
         Net operating losses and other future
                deductions (used)                                           (182 )                      1,879
         Net deferred tax asset recognized                                  (945 )                         --
                                                           ----------------------     ------------------------

         Provision for income taxes                                $      --                 $             --
                                                           ======================     ========================


         The components of the net deferred tax asset as of September 30, 2002 and December 31, 2001 are as follows:

         (In Thousands)                                     September 30, 2002        December 31, 2001
                                                        -----------------------     ------------------------
         Deferred tax asset:
             Hedge and loan valuation related
                differences                                        $       3,120               $        5,266
             Loan origination fees                                           506                          535
             Real estate reserves                                            290                           77
             Net operating losses                                             --                          183
             Other                                                           861                          923

                                                          -----------------------     ------------------------
             Total                                                         4,777                        6,984
             Valuation allowance                                          (3,832 )                     (6,984 )
                                                         -----------------------     ------------------------
                Net recorded deferred tax asset                     $        945                 $         --
                                                         =======================     ========================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the Company's credit facilities, the availability of other debt and equity financing alternatives, changes in interest rates under the Company's current credit facilities and under any additional variable rate debt arrangements that the company may enter into in the future, the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company, the ability of the Company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans, the ability of the Company to re-lease properties that are currently vacant or that become vacant and the ability of the Company to securitize or sell mortgage loans on a favorable and timely basis. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.


Organization and Business

CNL American Properties Fund, Inc. ("CNL-APF" or the "Company") is the largest self-advised real estate investment trust ("REIT") focused on the restaurant real estate sector. The Company operates as a holding company for two primary subsidiary operating companies, CNL Restaurant Properties, Inc. and CNL Franchise Network, Corp. The Company was founded in 1994 and at September 30, 2002, had financial interests in approximately 1,100 properties diversified among more than 100 restaurant concepts in 47 states. The Company's total real estate holdings subject to lease included over 700 properties, of which approximately 140 properties are classified as held for sale. At September 30, 2002, the servicing portfolio of net lease properties and mortgages included over 2,300 units, of which over 1,200 are serviced on behalf of third parties.

In June 2000 the Company divided its operations into two business segments, real estate and specialty finance, in order to combine its real estate segment, an entity with a strong capital base and stable cash flows, with a specialty finance growth business that could partner with a large financial institution and provide an additional source of liquidity.

   o The real estate segment, operated principally through the Company's wholly owned subsidiary CNL Restaurant Properties, Inc. ("CNL-RP") and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $520 million in affiliate portfolios and earns management fees related thereto.

   o The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Franchise Network Corp ("CNL-FNC") and a partnership with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, advisory and other services to national and regional restaurant operators.

Effective January 1, 2001, CNL-FNC elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, CNL-FNC engages in activities that would previously have caused income to the Company from CNL-FN to be disqualified from being eligible REIT income under the federal income tax rules governing REITs. CNL-FNC originates mortgages and triple-net lease properties for sale to third parties and, in some cases, securitization. CNL-FNC also performs net lease and loan servicing on behalf of third parties. While the Company intends to continue managing its existing core portfolio of real estate leases and loans, management expects that the activities of CNL-FNC will be an increasingly significant part of the Company's business on a going-forward basis.

The Company was created in 1994 with a requirement to provide stockholder liquidity by December 31, 2005 by either listing on a national exchange, merging with another public company or liquidating its assets. The Company continues to monitor the public markets for opportunities and the Company's board does not intend to liquidate the Company. To comply with certain tax guidelines governing taxable REIT subsidiaries, the Company may pursue other alternatives related to CNL-FNC that would provide stockholder liquidity for all or a portion of the Company's investment by this date.

Liquidity and Capital Resources

The Company is a real estate investment trust that receives distributions from its two primary subsidiaries, CNL-RP and CNL-FNC. During the nine months ended September 30, 2002, CNL-APF did not receive any distributions from CNL-FNC. CNL-APF declared and paid distributions to its stockholders of $51 million and $50 million for the nine months ended September 30, 2002 and 2001, respectively. The distribution for the nine-month period ended September 30, 2002 was primarily funded by distributions from CNL-RP, a loan from the Company's chairman through a private company affiliate, CNL Financial Group, Inc. ("CNL Financial Group"), which the Company subsequently converted into its common stock, and sales of its common stock to CNL Financial Group. The Company's management expects to continue meeting short-term and long-term liquidity requirements through distributions from CNL-RP, issuance of debt and sales of stock comparable to the current period. CNL-FNC has reinvested its earnings in ongoing operations and has not distributed earnings to the Company to date. Management expects the onset of distributions from CNL-FNC within the next two years.

Specialty Finance Segment (CNL Franchise Network Corporation)

CNL-FN originates triple-net leases and loans, temporarily financing those assets with warehouse credit facilities and periodically securitizing, refinancing or selling those assets. CNL-FN generates income by earning a spread on assets with a return greater than its cost of borrowings, and by selling assets at gains. A triple-net lease is a long-term lease with periodic rent increases that requires the tenant to pay expenses on the property insulating the Company from making significant cash outflows for maintenance, repair or insurance. In a securitization the Company sells or transfers a pool of loans or properties with triple-net leases to certain special purpose entities which, in turn, issue to investors securities backed by an interest in the revenue originating from the loans or triple-net leases. These transactions serve to recycle and diversify capital.

The Company and Bank of America entered into an alliance in June 2000 to provide a broad product offering primarily focused on the origination of triple-net leases, securitized debt and portfolio loan financing. In forming the alliance the Company invested certain of its CNL-RP assets and operations into CNL-FN and Bank of America provided CNL-FN with a $43.75 million subordinated debt facility (the "Subordinated Debt Facility") and a warehouse credit facility (the "Warehouse Credit Facility") with an initial capacity of $500 million.

The securitization market experienced considerable volatility in late 2000 as a result of rising delinquencies in securitized loan pools maintained by the Company's competitors, falling treasury rates, macroeconomic uncertainties and sluggish restaurant sales. Investors demanded higher interest rates on the securities issued in securitizations while ratings agencies downgraded their ratings of the quality of the loans underlying the securities in ratings actions. While many of the Company's competitors have experienced or continue to experience downgrades or ratings actions on bonds previously issued, the Company's prior loan or lease securitizations to date have not been subject to any such ratings action.

In October 2001 the Company renegotiated certain terms of its relationship with Bank of America. During the renegotiation, the parties agreed on the following:

   o CNL-FN agreed to remove by October 13, 2002 approximately $187 million in restaurant loans then held as collateral under the Bank of America Warehouse Credit Facility.


   o CNL-RP provided a guaranty of $15 million, which would be reduced ratably as certain conditions were met, including the removal of the restaurant loans. The parties agreed that CNL-FN, or CNL-RP in the event CNL-FN does not have adequate liquidity, would remit any balance remaining on October 13, 2002 to Bank of America as additional enhancement capital against the remaining balance on the Warehouse Credit Facility.

   o CNL-RP agreed to a $15 million guaranty on Bank of America's Subordinated Debt Facility, which at the time and as of September 30, 2002 consisted of a note payable having an outstanding amount of $43.75 million. The $15 million guaranty has provisions for its reduction tied to achievement of an earnings target, full availability of a liquidity facility and the removal of the $187 million in loans described above.

   o Bank of America extended a $10 million unsecured credit facility to CNL-RP. CNL-RP then entered into a $10 million mirror credit facility with CNL-FN to provide CNL-FN working capital. CNL-FN utilizes this mirror facility as necessary to fund its equity in new properties substantially financed on the mortgage warehouse facilities and to meet margin calls on the mortgage warehouse facilities. At September 30, 2002 the mirror facility had no amounts outstanding and matures in October 2003.


Management also redirected its focus during 2001 to use private market sales channels to either refinance or sell existing loans, and to halt the continued origination of loans.

In June 2002, as a partial resolution to Bank of America's requirement to remove or sell what remained of the $187 million in restaurant loans held as collateral for Bank of America's Warehouse Credit Facility by October 13, 2002, the Company entered into a five-year term $207 million financing collateralized with $225 million in mortgage loans redesignated to reflect the Company's intention to hold them to maturity. This five-year term financing carries a variable interest rate tied to the weighted average rate of commercial paper plus 1.25 percent with a portion of such interest fixed through the initiation of a hedge transaction. Also, Bank of America agreed to reduce the requirement to remove only $162 million in loans and agreed to finance the remaining loans until November 2003. The Company used a portion of the proceeds from this financing to pay down the mortgage warehouse facilities. As a result:

   o CNL-FN removed $162 million in restaurant loans it had agreed to remove as collateral under the Bank of America Warehouse Credit Facility.

   o CNL-FN and CNL-RP eliminated $13 million of the $15 million guaranty tied to the removal of the $162 million in restaurant loans held as collateral under the Bank of America Warehouse Credit Facility. The parties agreed that the remaining guaranteed amount of $2 million will remain tied to removal of the $25 million balance of the $187 million in restaurant loans CNL-FN had agreed to remove as collateral under the Bank of America Warehouse Credit Facility.

   o In addition to reducing the guaranty, the transaction provides CNL-FN ongoing earnings on the excess of interest income over interest expense, and management believes it allows more time for the franchise asset-backed markets to stabilize, possibly offering alternatives to holding these loans to maturity.

   o CNL-FN and CNL-RP reduced the $15 million guaranty on Bank of America's Subordinated Debt Facility to $5.4 million, and agreed with Bank of America that they would be able to reduce the guarantee further by achieving certain earnings and liquidity targets by October 13, 2002. CNL-FN management is pleased to report that the referenced earnings target has been met, resulting in the removal of the $5.4 million guaranty.

The uncertainty in the franchise asset-backed securitization market led management to redirect the originations effort toward new long-term, triple-net leases on real estate that can be sold and that could potentially qualify the buyer for special tax treatment under Section 1031 of the Internal Revenue Code (a "Section 1031 Exchange"). Generally, Section 1031 Exchanges allow an investor who realizes a gain from selling appreciated real estate to defer paying taxes on such gain by reinvesting the sales proceeds in like-kind real estate. In addition to the Section 1031 Exchange program, the Company has formed a partnership with a third party client to engage in a similar Section 1031 Exchange program. During the nine months ended September 30, 2002, CNL-FN and its partnership sold $212 million under this program, generating $16 million in gains to the Company. Management expects continued strong demand for this product but continues to investigate other sales channels in which to market net lease assets and to monitor the securitization market for potential re-entry in the future.

During the nine months ended September 30, 2002, CNL-FNC derived its primary cash flows from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from the Section 1031 Exchange program and servicing revenues. Significant cash outflows consist of operating expenses and capital enhancements in the loan portfolio. CNL-FNC has taken steps to reduce its credit capacity in its warehouse credit facilities. Through the warehouse credit facilities provided by Bank of America and by another third party lender to its subsidiary CNL-FN, CNL-FNC had a credit capacity of $510 million as of September 30, 2002, but has subsequently reduced its credit capacity in these facilities to $385 million. Management has and may continue to decrease the mortgage warehouse facility capacity from its present level in order to economize on its cost, provided that there continue to be costs associated with excess capacity. CNL-FNC may also be subject to margin calls on its warehouse credit facilities. Bank of America and the other third party lender monitor asset securitization market assumptions, assumptions on the Company's derivatives and delinquency assumptions and based on changes in market conditions,  may  require  a  margin  call to  reduce  the  level  of  warehouse financing. During the nine months ended September 30, 2002, CNL-FN paid approximately $16 million in net margin calls on its warehouse credit facilities. Over the course of 2001, CNL-FN had fully drawn its subordinated note payable. At September 30, 2002 CNL-FN has no amounts outstanding on the mirror credit facility.

For the remainder of 2002, the Company intends to focus origination efforts on the triple-net lease financing product. CNL-FN's warehouse facilities provide advances for up to 97 percent of appraised real estate value. The Company expects the remaining amount to be provided by cash flow from operating activities which could be negatively impacted if interest rates increased, reducing the net spread.

For the nine months ended September 30, 2002 CNL-FN originated $170 million in net leases as compared with $120 million in the same period last year. Included in this current year volume is a portfolio of $117 million in properties. CNL-FN acquired this portfolio by purchasing all of the limited and general partnership interests of CNL Net Lease Investors, L.P., an affiliate of the Company's Chairman of the Board and Vice Chairman of the Board, that until the acquisition, was a client of CNL-RP's property management group. Without the volume created by this transaction origination volume would be substantially down from the levels experienced in 2001. The decrease reflects a slowdown in demand for net lease financing given available low interest rate mortgage financing and aggressive lease rates offered by CNL-FN's competitors. Management believes that net lease originations are important to CNL-FN as they provide inventory necessary to execute the Section 1031 Exchange program and CNL-FN typically profits from the leases while holding them. Management has responded to this slowdown by adjusting net lease rates, identifying larger transactions like the portfolio acquisition of $117 million in properties and by identifying new areas to reduce costs. At September 30, 2002 CNL-FN was involved in numerous opportunities for continued net lease originations with $66 million approved for funding and $29 million with executed commitment letters. Management believes that competitors will slow originations as they experience capital constraints, and that restaurant operators will use net lease financing as other, lower-cost alternatives diminish. Management anticipates that net lease origination volume will continue its gradual increase during the remainder of 2002 and prove stronger throughout 2003.

The Warehouse Credit Facility was used to finance portfolio acquisition of the $105 million in properties (which represented the acquisition of 117 million, net of approximately $12 million in property sales to, affiliates), CNL-FN at an advance rate (the rate at which purchases are financed) of 97 percent of the appraised real estate value. In negotiating this transaction, CNL-FN agreed with the lender to apply the full amount of proceeds from subsequent sales of properties contained in this portfolio to the financing of the remaining portfolio in order to achieve an average advance rate of 93 percent. As a result, CNL-FN will not be able to reinvest the gains or returned capital from a portion of the properties sold from this portfolio.

At September 30, 2002, CNL-FN had approximately $62 million in capital supporting its loan and lease portfolio. CNL-FN management maintains regular contact with its mortgage warehouse facility lenders and believes that the relatively low-cost, high-advance rate financing they provide has been integral to CNL-FN's success. These facilities carry a 364-day maturity and CNL-FN is vulnerable to any changes in the terms of these facilities, such as the special terms relating to the $105 million transaction. The warehouse facilities currently advance an average of 95.5 percent of the original real estate value. Management believes that the advance rates could decline in 2003. A five percent decrease in advance rates, for example, would create an $8 million cash requirement for CNL-FN, based on the outstanding net lease and loan volume in the warehouse credit facilities at September 30, 2002. While an advance rate reduction is not expected at this time, a reduction could materially impact CNL-FN liquidity.

Additional liquidity risks within the Company's specialty finance segment include the possible occurrence of economic events that could have a negative impact on the franchise asset-backed securitization market and affect the quality or perception of the loans or leases underlying CNL-FN's securitization transactions. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. The Company conducted its previous securitizations using bankruptcy remote entities. These entities exist independent from the Company and their assets are not available to satisfy the claims of creditors of the Company, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in these transactions have been affirmed. Should the loans underlying the securities undergo a negative ratings action, CNL-FN could experience material adverse consequences impacting its ability to continue earning income as servicer and its ability to engage in future profitable securitization transactions. To potentially avoid those consequences, CNL-FN could choose to contribute capital to serve as additional collateral supporting one or more of the bankruptcy remote entities used to facilitate a securitization.

Liquidity risk also exists from the possibility of borrower delinquencies on the mortgage loans held for sale or held to maturity. In the event of a borrower delinquency, the Company could suffer not only shortfalls on scheduled payments but also margin calls by the lenders that provide CNL-FN financing through the warehouse facilities and the five-year note, subjecting the Company to unanticipated cash outflows.

In summary, the Company's specialty finance segment expects to meet its liquidity requirements in 2002 with a combination of cash from operating activities, including cash from its Section 1031 Exchange program and borrowings on its warehouse credit facilities or its mirror credit facility. CNL-FN renews its warehouse credit facilities annually and to date has been successful in doing so at substantially comparable terms. CNL-FN's longer-term liquidity requirements (beyond one year) are expected to be met through successful renewal of its warehouse credit facilities and the mirror credit facility, successful execution of the Company's Section 1031 Exchange program, portfolio debt origination fees, and asset securitizations, and augmented by operating cash flows provided by servicing and advisory services. In addition, CNL-FN may seek to obtain additional debt or equity financing. Any decision to successfully pursue additional debt or equity capital will depend on a number of factors, such as compliance with the terms of existing credit agreements, the Company's financial performance, industry or market trends and the general availability of attractive financing transactions. However, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

Real Estate Segment (CNL Restaurant Properties, Inc.)

CNL-RP operates as a real estate company and its cash flows primarily consist of rental income from tenants on restaurant properties owned, interest income on mortgage loans, dispositions of properties and income from holding residual interests in prior loan securitizations. CNL-RP's cash outflows are predominantly interest expense, operating expenses, reinvestment of disposition proceeds and distributions to CNL-APF.

CNL-RP's short-term debt includes the secured note payable entered into in October 1999 (the "Secured Credit Facility") and the $30 million revolving line of credit (the "Revolver") entered into in October 2001. The Secured Credit Facility matures on February 18, 2003 and CNL-RP is currently selling select properties to pay down the note during 2002, and has designated such properties as discontinued operations, as described in greater detail below. CNL-RP management is also evaluating whether any additional properties should be sold or whether other capital resources should be utilized to pay any remaining amounts on this Secured Credit Facility before its maturity. At September 30, 2002, the Secured Credit Facility has a balance of $22 million. The Company utilizes the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activites. The Company's Revolver is a two-year facility, maturing in October 2003, and includes a one-year renewal option. At September 30, 2002, the Revolver had an outstanding balance of $6 million.

CNL-RP also had medium-term and long-term bond financing. In October 2001, CNL-RP issued $131 million in medium-term bonds, Series 2001, bearing an interest rate of LIBOR plus 48 basis points and maturing in 2006. In August 2000, CNL-RP issued $281 million in long-term bonds, Series 2000-A, bearing the fixed interest rate of 7.925 percent and maturing substantially between 2009 and 2017. Rental income received on the combined 376 properties pledged as collateral is used to make scheduled reductions in bond principal and interest.

Liquidity risks within the real estate business include the potential that a tenant's financial condition could deteriorate, rendering it unable to make its rent payments and thereby reducing CNL-RP's income. Generally, CNL-RP uses a triple-net lease to lease its properties to its tenants. The triple-net lease is a long-term lease with periodic rent increases and requires the tenant to pay expenses on the property. The lease somewhat insulates CNL-RP from significant cash outflows for maintenance, repair or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted and in the event of tenant bankruptcy the Company may be required to fund certain expenses in order to retain control or take possession of the property. This could expose the Company to successor liabilities and further affect liquidity. Such events may adversely affect the Company's revenue and operating cash flow.

The Company has experienced tenant bankruptcies and may commit further resources in seeking resolution to these properties including funding restaurant businesses directly or on behalf of successor tenants. For example, where the value of the leased real estate is linked to the financial performance of the tenant, CNL-RP may allocate capital to invest in turnaround opportunities.

CNL-RP management believes the combination of availability on its line of credit and the projected disposition volume in 2002 will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing assets and reinvesting the proceeds in higher-yielding investments and cash from operating activities.

Interest Rate Risk

The Company generally invests in assets with a fixed return by financing them with variable rate debt. Floating interest rates on variable rate debt expose the Company to interest rate risk. As of September 30, 2002, the Company's variable rate debt includes the following:

   o      $6.0 million on its Revolver;

   o      $22.0 million on its Secured Credit Facility;

   o      $171.4 million on its mortgage warehouse facilities;

   o      $205.3 million on the June 2002 five-year financing; and

   o      $126.1 million outstanding on the Series 2001 bonds.

The Company's management believes it has mitigated this risk by entering into interest rate swap agreements and an interest rate cap agreement, which reduce the impact of fluctuating interest rates on its floating rate debt.

The Company also invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. Management believes that the value of its mortgage loans held for sale and investments could potentially change as a result of fluctuating interest rates, credit risk, market sentiment and other external forces, which could materially adversely affect the Company's liquidity and capital resources.

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

Management estimates that a one-percentage point increase in long-term interest rates as of September 30, 2002 would have resulted in a decrease in the fair value of its fixed-rate loans held for sale of $0.9 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $1.4 million. In addition, a one-percentage point increase in short-term interest rates for the nine months ended September 30, 2002 would have resulted in additional interest costs of approximately $2.4 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

Results from Operations

The Company's net earnings were $32.7 million, compared with a loss of $14.3 million in the nine months ended September 30, 2002 and 2001, respectively, and earnings of $11.2 million compared with a loss of $27.6 million during the quarter ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, CNL-FNC and CNL-RP had net earnings of $9.3 million and 23.6 million, respectively, compared with a net loss of $4.8 million and $7.4 million respectively in the nine months ended September 30, 2001. All segment results herein are before elimination adjustments and results of the holding Company. As a result, the sum of amounts applicable to the segment will not, in some cases, equal the Company's total amount reflected in the Condensed Consolidated Statements of Income.

   o The specialty finance business segment has improved its Section 1031 Exchange program results but on average held fewer properties for sale throughout 2002. Earnings fell from $6.8 million to $1.7 million between the quarter ended June 30, 2002 and the quarter ended September 30, 2002 reflecting greater seasonality of the Section 1031 Exchange program and diminished inventory. Contributing to the $4.8 million loss posted in the nine months ended September 30, 2001 was a $6.4 million charge relating to the termination of cash-flow hedges in the third quarter and a first quarter charge of $3.8 million to reflect the effect of the adoption of Statement of Financial Accounting Standards No. 133 which required that all derivative instruments be recorded on the balance sheet at fair value. Excluding these prior year charges, earnings between nine month periods are comparable and reflect the success of the Section 1031 Exchange program.

   o The real estate business segment posted earnings of $9.5 million in the quarter ending September 30, 2002. During the same period in the prior year, the real estate business segment posted a loss of $25.5 million, including $29.6 million in charges relating to certain borrower and tenant delinquencies. The real estate segment reflects earnings of $23.6 million in the nine months ended September 30, 2002 compared with a net loss of $7.4 million in the nine months ending September 30, 2001. The improved performance of the real estate segment excluding such charges during the comparative nine-month periods reflects the initiative to sell vacant and underperforming properties as well as select other properties. The sales resulted in a net gain of $3.0 million and generated sales proceeds that were applied to reduce the business segment's overall debt by $46.3 million.

Revenues

The Company recorded $273.2 million and $185.6 million in revenues during the nine months ended September 30, 2002 and 2001, respectively, and $65.0 million and $75.4 million during the quarter ended September 30, 2002 and 2001, respectively.

   o During the nine months ended September 30, 2002, CNL-FNC recorded revenues (before segment elimination adjustments) of $206.3 million compared with $116.9 million in the nine months ended September 30, 2001. CNL-FNC accounts for its sales of real estate pursuant to new guidance described more fully below, including transition rules that cause certain sales to be recorded in revenues and others to be treated as discontinued operations and create difficulties in comparing periods. The table below provides a more thorough analysis of CNL-FNC's major components of quarterly revenues in the periods presented:


        In millions                                        Q3         Q2        Q1        Q3        Q2      Q1
                                                          2002       2002      2002      2001      2001    2001
        Rental income from operating leases             $  1.0     $  2.6     $ 4.0    $  3.6   $   3.7   $  2.6
        Interest income from mortgage loans                7.5        8.1       8.4       8.3      10.3     10.4
        All other revenue components excluding
        sales of real estate                              (0.4)       1.6      (1.3)      3.3       1.3      5.2
                                                        ---------     ---      -----      ---       ---      ---
        Subtotal                                           8.1       12.3      11.1      15.2      15.3     18.2
        Sales of real estate excluding sales recorded
          as discontinued operations in
          accordance with new accounting
          standard                                        34.0       103.6     37.2      41.2      14.6     12.7
                                                        ---------  --------    ----      ----      ----     ----
        Total revenues                                  $ 42.1     $ 115.9   $ 48.3    $ 56.4   $  29.9   $ 30.9
                                                        ========   ========    =====    =====     =====     ====

   o During 2001, CNL-FN began its program of selling real estate properties to private investors in Section 1031 Exchanges, and as a result the gross proceeds from Section 1031 Exchanges acquired prior to 2002 now appears as a component of operating revenues. CNL-FN's revenue from the
         Section 1031 Exchange program is also attributed for the growth in CNL-FN's total revenues from $48.3 million in the first quarter to $115.9 in the quarter ending June 30, 2002, however the slowed origination of new net lease properties throughout 2002 created an excess of properties sold during the year over properties acquired and as a result rental income from operating leases declined over the periods presented. The portfolio acquisition occurring late in the third quarter of 2002 is expected to increase the income in this category.

   o Separately, CNL-FN stopped offering mortgage financing in the second quarter of 2001 and sought alternatives to securitization through sales or refinancing. This initiative led to the decline in the level of interest income on mortgage loans over the period presented. Most of the original portfolio has either been sold or refinanced. Management expects interest income to remain fairly level between periods going forward.

   o Other revenue components in the table above include the valuation adjustments related to the remaining loans held for sale, servicing and consulting revenues, and gains and losses on loans sold.

   o Gains resulting from CNL-FN's Section 1031 Exchange program are now presented in the financial statements under various headings. These include the gross sales and cost of real estate sold, as well as partnership income (a component of other income) and gain on disposal of discontinued operations. The gains from this program have increased CNL-FN's earnings by $15.5 million and $5.0 million during the nine months and quarter ended September 30, 2002, respectively compared with $5.4 million and $3.1 million in the same periods last year, respectively.

   o During the nine months ended September 30, 2002, CNL-RP recorded revenues of $68.2 million compared with $72.1 million in the same period last year. The revenue of CNL-RP has decreased as a result of the initiative to divest certain vacant and other real estate properties and utilize the proceeds from these sales to decrease the business segment's debt. CNL-RP recorded revenues for the three months ended September 30, 2002 and 2001 of $23.4 million and $20.3 million, respectively. This variance is the result of the substantial third quarter reduction in revenue a year ago associated with a major tenant and borrower's default and an increase in current period revenues from property management services. CNL-RP has experienced some tenant defaults  throughout  most of 2001 and 2002 and its management has been
         working   diligently  to  resolve  the  tenant  defaults  and  re-lease properties. The bankruptcy of certain tenants impacts comparability between periods.

Rental income from operating leases and earned income from direct financing leases was $64.3 million and $68.2 million for nine months ended September 30, 2002 and 2001, respectively, and $20.0 million and $21.9 million for the quarters ended September 30, 2002 and 2001, respectively.

   o The specialty finance segment reports revenues in this category as illustrated on the table above. Its decline in such revenues in comparative year-to-date and quarterly periods is attributed to the decline in net lease properties resulting from slowed current-year originations.

   o The real estate segment reports revenue in this category of $56.5 million and $59.5 million for the nine months ended September 30, 2002 and 2001, respectively, and $19.0 million and $18.0 million for the quarters ended September 30, 2002 and 2001, respectively. The decline in such revenues in comparative periods is attributed to a Company initiative to divest certain vacant properties and other real estate properties and utilize the proceeds from the sales to decrease the business segment's debt and is consistent with the decline in interest expense noted below as the Company used proceeds from the sale of properties was used to reduce debt.

Interest income from mortgage, equipment and other notes receivable was $27.0 million and $32.9 million for the nine months ended September 30, 2002 and 2001, respectively.

   o The specialty finance segment reports revenues in this category as illustrated on the table above. Its decline in such revenues in comparative year-to-date and quarterly periods is attributed to CNL-FN's sales of mortgage loans and the decision to redirect new originations efforts net lease properties and referrals of lending opportunities to others, including Bank of America, beginning in early 2001.

   o The real estate segment reports revenues in this category of $3.1 million and $3.9 million for the nine months ended September 30, 2002 and 2001, respectively, and $1.0 million and $0.4 million for the quarters ended September 30, 2002 and 2001, respectively. The variability in these amounts is attributed default of Phoenix
         Restuarant Group, Inc. and its subsidiaries, a major tenant and borrower, that ultimately lead to its bankruptcy.

The Company realized gains from the sale of operating assets of $2.2 million and $1.1 million for the quarter and nine months ended September 20, 2001 as its specialty finance segment sold mortgage loans. No such sales have occurred in 2002.

Expenses

Cost of real estate sold is associated solely with the Section 1031 Exchange program of the specialty finance segment and in 2002 relates to properties on hand at the beginning of the year that have since been sold. These costs have been $161.7 million and $63.3 million for the nine months ended September 30, 2002 and 2001 respectively, and $31.3 million and $37.4 million respectively in the quarter ended September 30, 2002 and 2001 respectively. Costs associated with properties acquired after 2001 are required to be included as a component of the gain on disposal of discontinued operations.

General and administrative expenses for the Company were $21.7 million and $23.3 million for the nine months ended September 30, 2002 and 2001, respectively, and $6.9 million and $6.6 million for the quarter ended September 30, 2002 and 2001, respectively.

   o For the nine months ended September 30, 2002, general and administrative expenses for CNL-FNC were $14.2 compared with $17.3 in the nine months ended September 30, 2001 and $4.4 million and $5.2 million in the quarters ended September 30, 2002 and 2001, respectively. CNL-FNC has decreased professional expenses associated with the resolution of loan delinquencies. Also, CNL-FNC has realized efficiencies from computer systems changes and currently operates with fewer employees as a result of staff changes in the second quarter of 2001.

   o For the nine months ended September 30, 2002, general and administrative expenses for CNL-RP were $8.3 million compared with $7.0 million in the nine months ended September 30, 2001 and $2.9 million and $2.4 million in the quarters ending September 30, 2002 and 2001, respectively. Despite cost savings in several CNL-RP general and administrative categories similar to CNL-FN, certain costs relating to delinquencies have increased.

Interest expense for the Company was $43.7 million and $52.5 million for the nine months ended September 30, 2002 and 2001, respectively. Interest expense in the current quarter ended September 30, 2002 of $13.3 million is similarly decreasing when compared with the $16.7 million in the year-ago period.

   o Interest expense for CNL-FNC during the nine months ended September 30, 2002, was $20.7 million compared with $24.8 million for the nine months ended September 30, 2001, and $6.0 million and $7.4 million for the quarters ended September 30, 2002 and 2001, respectively. CNL-FNC has reduced its interest-bearing debt substantially, in particular as a result of sales of Section 1031 Exchange properties throughout 2002 without a corresponding increase in new properties acquired. The reduced overall debt, as well as reductions in interest rates, has allowed CNL-FNC to realize a 17 percent reduction in this category.


   o Interest expense for CNL-RP during the nine months ended September 30, 2002, was $23.4 million compared with $28.2 million for the nine months ended September 30, 2001, and $7.6 million and $9.6 million for the quarters ended September 30, 2002 and 2001, respectively. CNL-RP has maintained its level of debt throughout most of 2002 decreasing it more recently through the sales of real estate. The segment is realizing a decrease of 20 percent in this category in the comparable nine-month periods because of the decreased debt and because it repaid a portion of the Secured Credit Facility with proceeds from the sale of its Series 2001 Bonds issued in October 2001, which carry a lower rate of interest.

Expense categories such as state taxes and depreciation and amortization expenses have reflected and will continue to reflect, the level of assets invested in leased properties. The category for depreciation and amortization expenses has also included amortization on intangible assets, such as goodwill. During 2001, the Company amortized $3.1 million in goodwill pursuant to existing accounting standards on a straight-line basis. In July 2001, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company's adoption of this accounting standard has eliminated its amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. During the nine months ended September 30, 2002, no such write-downs have been necessary.

The Company has decreased certain property expenses, in part, through decreasing the length of time necessary to re-lease a defaulted tenant's property. However the overall number of defaulted tenant properties increased as a result of several significant tenant bankruptcies during the past fifteen months leading to $2.5 million in property expenses during the nine months ended September 30, 2002 compared with $1.8 million in the nine months ended September 30, 2001, and $0.5 million in property expenses during the quarter ended September 30, 2002 compared with $1.2 million in the same quarter last year. Some expenses formerly presented in this category associated with properties treated as discontinued operations are incorporated in the income or loss from discontinued operations.

The Company has recorded impairment provisions of $1.7 million and $8.5 million for the nine months ended September 30, 2002 and 2001, respectively excluding impairments on properties treated as discontinued operations as described below. Impairments were $0.5 million and $4.1 million in the quarters ended September 30, 2002 and 2001, respectively. Impairment provisions are recorded when circumstances indicate that future expected cash flows do not recover the carrying cost of the individual properties.

Effective January 1, 2002 the Company accounts for certain of its revenues and expenses as originating from discontinued operations pursuant to Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires that sales of real estate, or the designation of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with these real estate assets, are included in the income statement as discontinued operations. CNL-FN's Section 1031 Exchange program, a vital piece of its ongoing operating strategy and a contributor of over $25 million in gains since December 2000 is nonetheless deemed to fall under the new guidance. Therefore, gains from properties sold under the Section 1031 Exchange program, unless acquired before January 1, 2002, are included as discontinued operations; income and expenses associated with assets designated as held for sale after December 31, 2001 are also included in discontinued operations. In addition, CNL-RP has designated certain real estate assets since December 31, 2001 as held for sale and has included income and expenses associated with the assets as well as the gain or loss from any dispositions of these assets as discontinued operations.

   o CNL-FNC has reflected $2.9 million in earnings from discontinued operations during the nine months ended September 30, 2002 including $0.6 million from property operations - collection of rental income, payment of interest and other expenses - and $2.3 million in gains from the disposition of such properties. CNL-FNC reflects $2.2 million in earnings from discontinued operations during the quarter ended September 30, 2002, including $0.3 million in property operations and $1.9 million in gains. No amounts are applicable to periods prior to 2002.

   o CNL-RP has reflected $1.2 million in earnings from discontinued operations during the nine months ended September 30, 2002 including a loss of $2.4 million from propety operations, including many expenses of vacant or delinquent properties, and $3.6 million in gains from the disposition of such properties. CNL-RP reflected $1.7 million in earnings from discontinued operations during the nine months ended September 30, 2001 all of which related property operations. CNL-RP reflects a total of $1.0 million in earnings from discontinued operations during the quarter ended September 30, 2002 compared to a $1.2 million loss in the year ago period.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement, to the extent already applicable, did not have a significant impact on the financial position or results of operations of the Company. Provisions applicable to future reporting periods are not expected to have a significant impact on the financial position or results of operations of the Company.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

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

Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the Company have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings. Inapplicable.
          ------------------

Item 2.   Changes in Securities. Inapplicable.
          ----------------------

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


          3.4 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL American Properties Fund, Inc. (included as Exhibit 3.4 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).


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

          10.31 Loan and Security Agreement dated as of June 14, 2002 between CNL Financial IX, LP and Nieuw Amsterdam Receivables Corporation (included as Exhibit 10.31 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

          99.1 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          99.2 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          99.3    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          (b)     Reports on Form 8-K

                  The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2002.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         DATED this 14th day of November 2002.



                                     CNL AMERICAN PROPERTIES FUND, INC.

                                      By:   /s/ James M. Seneff, Jr.
                                            ------------------------------------
                                            JAMES M. SENEFF, JR.
                                            co-Chief Executive Officer
                                            (Principal Executive Officer)


                                      By:   /s/ Curtis B. McWilliams
                                           -------------------------------------
                                           CURTIS B. MCWILLIAMS
                                           co-Chief Executive Officer
                                           (Principal Executive Officer)

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





                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



        I, James M. Seneff, Jr., the Co-Chief Executive Officer of CNL American Properties Fund, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of CNL American Properties Fund, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Co-Chief Executive Officer


                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER
                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, Curtis B. McWilliams, the Co-Chief Executive Officer of CNL American Properties Fund, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of CNL American Properties Fund, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Curtis B. McWilliams
------------------------
Curtis B. McWilliams
Co-Chief Executive Officer





                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, Steven D. Shackelford, Chief Financial Officer of CNL American Properties Fund, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of CNL American Properties Fund, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Steven D. Shackelford
-------------------------
Steven D. Shackelford
Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit Number


                  (c)      Exhibits

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

                  3.4 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL American Properties Fund, Inc. (included as Exhibit 3.4 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

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

                  10.31 Loan and Security Agreement dated as of June 14, 2002 between CNL Financial IX, LP and Nieuw Amsterdam Receivables Corporation (included as Exhibit 10.31 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).


                  99.1 Certification of Co-Chief Executive Officer Pursuant to U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sabanes Oxley Act of 2002 (filed herewith).

                  99.2 Certification of Co-Chief Executive Officer Pursuant to U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

                  99.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2

                                  EXHIBIT 99.3