Form 10-K
period 2002-12-31
CNL AMERICAN PROPERTIES FUND INC
filed 2003-03-20
CIK 922981

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

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 001-15581

                       CNL AMERICAN PROPERTIES FUND, INC.
             (Exact name of registrant as specified in its charter)

             Florida                                    59-323911
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by checkmark if the registrant is an accelerated filer (as defined in Exchange Act Rules 12b2). Yes X No___

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant has made three offerings of Shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. The number of Shares held by non-affiliates as of March 14, 2003 was 38,469,559. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $20 per Share.

         The number of Shares of common stock outstanding as of March 14, 2003 was 45,248,670.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference portions of the CNL American Properties Fund, Inc. Definitive Proxy Statement for the 2003 Annual Meeting of
Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2003.

                                     PART I

Item 1.  Business

         CNL American Properties Fund, Inc., a Maryland corporation (the "Company"), is a self-advised real estate investment trust ("REIT"). The Company operates as a holding company for two primary subsidiary operating companies, CNL Restaurant Properties, Inc. and CNL Franchise Network Corp. Please see Note 14 of the Company's Consolidated Financial Statements appearing in Item 8 of this report for certain financial information about these two business segments. The Company was founded in 1994 and at December 31, 2002, has financial interests in approximately 1,050 properties diversified among more than 125 restaurant concepts in 47 states. The Company's total real estate holdings subject to lease includes over 650 properties, of which approximately 145 properties are classified as held for sale. At December 31, 2002, the servicing portfolio of net lease properties and mortgages includes approximately 2,300 units, of which over 1,200 are serviced on behalf of third parties.

         In June 2000 the Company divided its operations into two business segments, real estate and specialty finance, in order to distinguish between its real estate segment, an entity with a strong capital base and stable cash flows, and a specialty finance growth business partnered with a large financial institution to provide an additional source of earnings and liquidity.

o The real estate segment, operated principally through the Company's wholly owned subsidiary CNL Restaurant Properties, Inc. ("CNL-RP") and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $550 million in affiliate portfolios and earns management fees related thereto.

o The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Franchise Network Corp ("CNL-FNC") partnered with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, advisory and other services to national and larger regional restaurant operators primarily by acquiring restaurant real estate properties, which have been subject to a triple-net lease, utilizing short-term debt and selling such properties at a profit.

         In June 2000, the Company formed CNL-FN and contributed certain assets and operations in exchange for an 84.39 percent interest. Bank of America contributed its franchise finance originations group in exchange for a 9.18 percent non-voting redeemable interest in the Partnership. Bank of America also served as lender at the time of alliance on a $500 million warehouse credit facility and a $43.75 million subordinated debt facility (the "Subordinated Note Payable"). Bank of America's interest in the Partnership on a fully diluted basis after a conversion of the fully committed Subordinated Note Payable is
22.28 percent. The strategic alliance with Bank of America reduced the Company's reliance on public markets to raise capital by broadening the Company's financial products and offerings and enhancing the Company's securitization platform.

         The Company also issued a 6.43 percent limited partnership interest in CNL-FN to CNL Financial Group, Inc., an affiliate of a director of the Company, in exchange for the operations of CNL Advisory Services, Inc. ("CAS"). CAS specializes in providing merger, acquisition and other advisory services to restaurant operators and expands the Company's services to the sector.

         Effective January 1, 2001, CNL-FNC elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, CNL-FNC engages in activities that would previously have caused income to the Company from CNL-FN to be disqualified from being eligible REIT income under the federal income tax rules. Now CNL-FN earnings are subject to tax, but management can control the timing of distributions to the Company. CNL-FNC originates triple-net lease properties for sale to third parties and, in some cases, securitization. CNL-FNC also performs net lease and loan servicing on behalf of third parties. Also, certain activities of CNL-RP are conducted in a subsidiary that has made a similar TRS election.

         When the Company was created in 1994, the intent was to provide stockholders liquidity by December 31, 2005 through either listing on a national exchange, merging with another public company or liquidating its assets. The Company's officers and directors continue to monitor the public markets for opportunities and the Company's board does not intend to liquidate the Company. To comply with certain tax guidelines governing the significance of taxable REIT subsidiaries, the Company may pursue other alternatives relative to CNL-FNC that would provide stockholder liquidity for all or a portion of the Company's investment.

Leases

         As of December 31, 2002, the Company's real estate segment, CNL-RP, owns, either directly or indirectly through joint venture arrangements, 584 properties, which are generally subject to long-term, triple-net leases. Although there are variations in the specific terms of the leases, the following summarizes the general structure of the Company's leases. The leases of the properties provide for initial terms generally ranging from 13 to 25 years and expire between 2006 and 2024. The leases are on a triple-net basis which means the lessee is responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $31,000 to $369,000. The majority of the leases also provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount.

         Generally, the leases provide for two to five five-year or ten-year renewal options. Lessees of 465 of the 584 properties also have been granted options to purchase the property at the property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. The option purchase price may equal the Company's original cost to purchase the property plus a specified percentage from the date of the lease or a specified percentage of the Company's purchase price, if that amount is greater than the property's fair market value at the time the purchase option is exercised. The leases also generally provide that, in the event the Company wishes to sell the property subject to that lease, the Company first must offer the lessee the right to purchase the property on the same terms and conditions, and for the same price, as any offer which the Company has received for the sale of the property.

Major Tenants

         During 2002, no single lessee, borrower (or affiliated groups of lessees or borrowers) or restaurant chain contributed more than ten percent of the Company's revenues relating to its properties, loans and secured equipment leases. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's rental, earned and interest income in future years, any failure of such lessees, borrowers or restaurant chains could materially affect the Company's income. Additionally, as of December 31, 2002, no single lessee or borrower, or group of affiliated lessees or borrowers, leased properties or was the borrower under loans with an aggregate carrying value in excess of 20 percent of total assets of the Company.

Real Estate Held for Sale

         The Company sells certain real estate properties to private investors as an alternative to either retaining the properties as a long-term investment or offering to sell net lease cash flows in the securitization marketplace. As of December 31, 2002 and 200l, the Company had a total of $144.5 million and $251.4 million of real estate assets classified as Real Estate Held for Sale. For the years ended December 31, 2002 and 2001, gross proceeds from real estate sales were $335.3 million and $105.6 million, respectively, and cost of sales were $310.0 million and $97.6 million, respectively. The accounting for these properties differs from that of similar properties without this designation as the Company does not record depreciation or accrued rent on these properties. The properties held for sale are contemplated being sold within the next year.

         From time to time, certain properties classified as long-term investments may be subsequently re-designated to held for sale classification. The company has re-designated 83 properties with a net book value of $80.6 million during 2002.

Mortgage Loans Held for Sale

         Mortgage loans held for sale are wholly or partially collateralized by first mortgages on the land and/or buildings of franchised restaurant businesses and consist of fixed-rate loans at December 31, 2002. The variable rate loans held by the Company as of December 31, 2001 were either collected or reclassified to mortgage, equipment and other notes receivable during 2002. The loans carry a weighted average interest rate of 8.05 percent. The mortgage loans are due in monthly installments with maturity dates ranging from 2003 to 2021. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or include prepayment penalties.

Mortgage, Equipment and Other Notes Receivable

         Mortgage, equipment and other notes receivable are wholly or partially collateralized by first mortgages on the land and/or buildings, the equipment or other assets of franchised restaurant businesses. The loans are due in monthly installments with maturity dates ranging from 2003 to 2022.

Available Information

         The Company makes available free of charge on or through its Internet website (http://www.cnlonline.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Competition

         The fast-food, family-style and casual dining restaurant business is characterized by intense competition. The operators of the restaurants located on the Company's properties compete with independently owned restaurants, restaurants which are part of local or regional chains and restaurants in other well-known national chains, including those offering different types of food and service.

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

         The Company competes with other persons and entities in locating suitable properties to acquire and in locating purchasers for properties held for sale. The Company also competes with other financing sources such as banks, mortgage lenders and sale/leaseback companies for suitable tenants for its properties and borrowers for its mortgage loans.

         The recessionary economy and historically low interest rates at which mortgage financing can be obtained contributed to a decline in net lease volume in 2002 while the low interest rates made debt financing more attractive. Management believes that the Company's volume levels may increase in the future due to the projected rebound in the economy as well as the opportunities afforded by the continued consolidation in the financing arena and the Company's ability to provide an array of financial products. Competition in the financing arena continues to be significant despite the exit of numerous competitors. Remaining competitors provide meaningful competition.

Employees

         As of December 31, 2002, the Company had 135 associates.

Item 2.  Properties

         As of December 31, 2002, the Company's real estate segment, CNL-RP, owned, either directly or indirectly through joint venture arrangements, 584 properties, located in 40 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the properties and their respective costs.

         As of December 31, 2002, the Company owned 505 of the 584 properties in fee simple and ten properties through joint venture arrangements. As of December 31, 2002, 40 properties consisted of land only.

         As of December 31, 2002, 39 properties consisted of building only. The Company does not own the underlying land. In connection with the acquisition of each of these properties, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord, as described in Item 1. Business-Leases.

         As of December 31, 2002, the Company had pledged 377 properties as collateral related to Bonds Payable.

Description of Properties

         Land. The Company's property lot sizes range from approximately 6,000 to 199,000 square feet depending upon building size and local demographic factors. Land owned is zoned for commercial use which, prior to acquisition, were reviewed for traffic patterns and volume.

         The following table lists the properties owned as of December 31, 2002 by state. More detailed information regarding the location of the properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

                                                        Total Number of
                    State                            Restaurant Properties

                 Alabama                                       16
                 Arizona                                       13
                 California                                    30
                 Colorado                                      13
                 Connecticut                                    1
                 Delaware                                       1
                 Florida                                       81
                 Georgia                                       22
                 Idaho                                          3
                 Illinois                                      24
                 Indiana                                        9
                 Iowa                                           7
                 Kansas                                         6
                 Kentucky                                       7
                 Louisiana                                     11
                 Maryland                                       5
                 Michigan                                      13
                 Minnesota                                      8
                 Mississippi                                    7
                 Missouri                                      29
                 Nebraska                                       3
                 Nevada                                         3
                 New Hampshire                                  2
                 New Jersey                                     6
                 New Mexico                                     3
                 New York                                       4
                 North Carolina                                22
                 Ohio                                          49
                 Oklahoma                                       8
                 Oregon                                         7
                 Pennsylvania                                  10
                 Rhode Island                                   1
                 South Carolina                                10
                 Tennessee                                     31
                 Texas                                         72
                 Utah                                           4
                 Virginia                                      17
                 Washington                                    13
                 West Virginia                                 10
                 Wisconsin                                      3
                                                            ------
                 TOTAL PROPERTIES                             584
                                                            ======

         Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 12,700 square feet. Generally, buildings on properties owned are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 39 years for federal income tax purposes. As of December 31, 2002, the aggregate depreciated cost basis of the properties owned (including properties owned through joint ventures) for federal income tax purposes was $657 million.

         The following table lists the properties owned as of December 31, 2002 by restaurant chain.

               Restaurant Chain                        Number of Properties

               Jack in the Box                                    55
               International House of Pancakes                    46
               Golden Corral                                      44
               Pizza Hut                                          44
               Arby's                                             35
               Bennigan's                                         26
               Chevy's Fresh Mex                                  25
               Burger King                                        24
               Ruby Tuesday                                       18
               Steak & Ale                                        18
               Baker's Square                                     17
               Denny's                                            17
               Applebee's                                         15
               Boston Market                                      14
               Darryl's                                           13
               Other                                             173
                                                                -----
               TOTAL:                                            584
                                                                =====

         Management considers the properties to be well maintained and sufficient for the Company's operations and believes they are adequately covered by insurance. In addition, the Company has obtained contingent liability and property coverage. This insurance is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the property.

         Leases. The Company leases the properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple-net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make capital expenditures to refurbish restaurant buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its restaurant chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the properties owned by the Company are described in Item 1. Business - Leases.

         The following is a schedule of the average rent per property for the years ended December 31:

                                    2002               2001               2000              1999               1998
                                --------------     --------------    ---------------    --------------     --------------

Rental Revenues (1)             $     74,504,692       $84,775,244        $91,520,103        $61,907,812       $33,129,661
Properties (2)                               552               644                725                642               408
Average Rent Per Property       $        134,972         $ 131,639          $ 126,235          $  96,430         $  81,200
Occupancy                                    95%               92%                95%                97%               99%

(1) Rental income includes the Company's share of rental income from the properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Company has established an allowance for doubtful accounts. Rental revenues for all periods presented include rental revenues relating to discontinued operations for properties that were either disposed of or that were classified as held for sale during the year ended December 31, 2002.

(2) Excludes properties that were vacant at December 31 and that did not generate rental revenues during the year.

         The following table lists properties as of December 31, 2002 by tenant and includes average age of buildings, annualized total rental revenue and percent of total revenue. To calculate annualized total rental revenue, the monthly rental revenue for each restaurant property owned and leased at December 31, 2002 was multiplied by 12 to present annualized rental revenues for a 12 month period. Contingent rental income was excluded in the calculation of annualized total rental revenue.

                                               Total Number
                                                    of            Average Age     Annualized         Percent of
                                                Restaurant       of Buildings     Total Rental      Total Rental
                                                Properties          (years)       Revenue (2)         Revenue
Tenant                                              (1)
------                                        --------------    --------------    -------------    --------------
S&A Properties Corporation                            38              20.9         $  6,556,557             9.39%
Golden Corral Corporation                             38               4.2            6,072,500             8.70%
IHOP Properties, Inc.                                 46               5.4            5,426,195             7.78%
Rio Bravo Acquisitions, Inc.                          15               3.0            3,670,320             5.26%
Jack in the Box, Inc.                                 26               4.2            3,224,498             4.62%
Jack in the Box Eastern Division, L.P.                30               4.1            3,125,223             4.48%
Vicorp Restaurant, Inc.                               18              20.7            2,418,886             3.47%
Boston Market Corp.                                   13               5.8            1,530,207             2.19%
Pollo Operations, Inc.                                10               7.9            1,446,120             2.07%
Other                                                318               7.7           36,318,897            52.04%
                                                    -----                          -------------      ------------
Total                                                552                            $69,789,403           100.00%
                                                    -----                          -------------      ------------

(1) Excludes properties that were vacant at December 31, 2002 and that did not generate rental revenues during the year.

(2) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.

         The following table shows the aggregate number of leases which expire each calendar year through the year 2017, as well as the number of leases which expire after December 31, 2017. The table does not reflect the exercise of any of the renewal options provided to the tenant under the terms of such leases.

                                                                 Base Rent
                                                --------------------------------------------
         Year              Number (1)              Amount (2)                 Percent
         ----          ------------------      ------------------       -------------------
          2003                    --                          --                     --
          2004                     1                     100,935                  0.14%
          2005                     4                     476,238                  0.68%
          2006                     4                     443,494                  0.64%
          2007                     1                     109,811                  0.16%
          2008                     1                     117,297                  0.17%
          2009                     1                      84,059                  0.12%
          2010                    13                   1,347,592                  1.93%
          2011                    17                   2,254,208                  3.23%
          2012                    30                   4,550,816                  6.53%
          2013                    29                   3,724,619                  5.34%
          2014                    87                  13,951,686                 20.02%
          2015                    36                   4,681,435                  6.72%
          2016                    65                   4,466,951                  6.41%
          2017                    53                   6,395,683                  9.18%
       Thereafter                206                  26,991,497                 38.73%
                            ---------             ---------------             ----------
         Total                   548                 $69,696,321                100.00%
                            =========             ===============             ==========

(1) Excludes properties for which the leases have been terminated and excludes properties leased on a month to month basis.

(2) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.


Item 3.  Legal Proceedings

         As of December 31, 2002, neither the Company nor any of its properties was a party to or the subject of any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 5, 2003, there were 32,398 stockholders of record of common stock. There is no public trading market for the Company Shares, and even though the Company intends to list the Company Shares on the New York Stock Exchange or other national securities exchange or over-the-counter market no later than December 31, 2005, there is no assurance that listing will occur. If listing occurs, there is no assurance that a public market for the Company Shares will develop. In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Company Shares, subject to certain conditions and limitations. During 1999, the Company terminated the redemption plan. As of December 31, 2002, the estimated fair value per share is $17.18. (For Florida intangible tax purposes, this is the equivalent of the Just Value per share.) The Company obtained this valuation from a third party firm, which based its valuation on an analysis of comparable publicly traded real estate investment trusts and a discounted cash flow analysis. Because the Company Shares are not publicly traded, investors are cautioned that the estimated fair value of the shares may not be realized upon sale of the shares.

         Stockholders of the Company sold and purchased shares of common stock subject to negotiation by the purchaser and the selling stockholder. The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of shares of common stock during 2002 and 2001, other than pursuant to the plan, net of commissions.

                                       2002 (1)                                   2001 (1)
                        ---------------------------------------    ---------------------------------------
                            High           Low          Average        High           Low          Average
                        ----------    ----------     ----------    ----------    ----------     ----------
    First Quarter          $20.00        $11.20         $14.15        $20.00        $11.88         $13.93
    Second Quarter          19.00         12.94          14.54         20.00         10.00          13.73
    Third Quarter           19.00         11.88          15.00         17.92         12.65          13.50
    Fourth Quarter          19.00          7.00          12.87         19.40         10.62          13.91

(1) A total of 239,692 and 240,240 shares were transferred for the years ended December 31, 2002 and 2001, respectively.

         The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2002 and 2001, the Company declared cash distributions of $68.0 million and $66.5 million, respectively, to stockholders. For federal income tax purposes, 0 percent and 20 percent of distributions paid in 2002 and 2001, respectively, were considered to be ordinary income and 100 percent and 79 percent, respectively, were considered to be a return of capital.

         The following table presents total distributions and distributions per Company Share:

                                  (In Thousands, except for per share data)
                            First          Second        Third     Fourth       Year
                         ----------      ----------    --------    ------      ------
  2002 Quarter
  Total distributions
      declared              $16,803        $16,803     $17,134     $17,251    $67,991
  Distributions per
      Share                    0.38           0.38        0.38        0.38       1.52

  2001 Quarter
  Total distributions
      declared              $16,582        $16,582     $16,582     $16,720    $66,466
  Distributions per
      Share                    0.38           0.38        0.38        0.38       1.52

         In March 2003, the Company declared distributions to stockholders of $17.251 million ($0.38124 per Share) payable in March 2003.

         The Company intends to continue to declare distributions of cash to the stockholders.

Equity Compensation Plan Information


                                                                                        Number of securities
                                Number of securities                                    remaining available for
                                to be issued upon                                       future issuance under
                                exercise of                 Weighted-average            equity compensation
                                outstanding options,        exercise price of           plans excluding
                                warrants and rights         outstanding options,        securities reflected in
  Plan Category                           (a)               warrants and rights         column (a)
  --------------------------    -----------------------     ------------------------    ------------------------
  Equity compensation
  plans approved by
  security holders                             --              (1)                       $  4,500,000 (2)
  Equity compensation
  plans not approved
  by security holders                          (3)             (3)                                 (3)
                                -----------------------                                 ------------------------
          Total                                --                                        $  4,500,000
                                =======================                                 ========================

  (1) During 1999, the stockholders approved a performance incentive plan (the "Plan") which became effective as of February 23, 1999. As of December 31, 2002, the Company has not granted any awards under the Plan.

  (2) The Plan authorizes the issuance of up to 4,500,000 shares of the Company's common stock upon the exercise of stock options (both incentive and nonqualified), stock appreciation rights and the award of restricted stock ("Stock Award") provided that the aggregate number of shares of Common Stock that may be issued pursuant to Options, stock appreciation rights ("SARs"), and Stock Awards granted under the Plan increases automatically to 9,000,000 shares and 12,000,000 shares, respectively, when the Company has issued and outstanding 150,000,000 shares and 200,000,000 shares, respectively, of common stock. The Plan terminates on February 23, 2009. Key employees, officers, directors and persons performing consulting or advisory services for the Company or its affiliates, as defined in the Plan, who are designated by the committee administering the Plan, are eligible to receive awards under the Plan. Awards may be made in the form of stock options, stock awards, SARs, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards as defined further in the Plan. As of December 31, 2002, the Company had not made any awards related to the Plan.

  (3) As of December 31, 2002, the Company does not maintain any equity compensation plans not approved by security holders.

Item 6.  Selected Financial Data

                                                 (In Thousands, except for share and per share data)
                                   Year Ended       Year Ended      Year Ended       Year Ended       Year Ended
                                  December 31,     December 31,    December 31,     December 31,     December 31,
                                      2002             2001            2000             1999             1998
                                  --------------  ---------------  --------------  ---------------  ----------------
Continuing Operations:
  Revenues (1)                       $  324,299     $    256,835      $  109,497      $    68,847       $    38,545
                                  ==============  ===============  ==============  ===============  ================

  Earnings/(loss) from
     continuing operations, net (1)  $   26,415     $    (14,370 )    $   (1,679 )   $    (52,228 )     $    31,109

Discontinued Operations:
  Earnings/(loss) and gains from
     discontinued operations,
     net (1)                              9,175           (6,241 )         4,606            2,391             1,043
                                  --------------  ---------------  --------------  ---------------  ----------------

Earnings/(loss) before
  cumulative
  effect of accounting change            35,590          (20,611 )         2,927          (49,837 )          32,152

Cumulative effect of accounting
  change                                     --           (3,841 )            --               --                --
                                  --------------  ---------------  --------------  ---------------  ----------------

Net income/(loss)                    $   35,590     $    (24,452 )    $    2,927     $    (49,837 )     $    32,152
                                  ==============  ===============  ==============  ===============  ================

Earnings/(loss) per share (1) (2):
  Continuing operations (1)           $    0.59      $     (0.33 )    $    (0.04 )    $     (1.32 )      $     1.17
  Discontinued operations (1)
                                           0.21            (0.14 )          0.11             0.06              0.04
  Cumulative effect of
    accounting change                        --            (0.09 )            --               --                --
                                  --------------  ---------------  --------------  ---------------  ----------------

Net income/(loss) per share           $     .80      $     (0.56 )     $    0.07      $     (1.26 )      $     1.21
                                  ==============  ===============  ==============  ===============  ================


Funds from operations (3)            $   59,896      $    22,374      $   20,825      $    37,586       $    37,191
                                  ==============  ===============  ==============  ===============  ================

Cash distributions declared          $   67,991      $    66,466      $   66,329      $    60,079       $    39,449
                                  ==============  ===============  ==============  ===============  ================


Cash distributions declared
  per share (2)                       $    1.52      $      1.52       $    1.52      $      1.52       $      1.52
                                  ==============  ===============  ==============  ===============  ================

Weighted average shares
  outstanding:
     Basic                           44,620,235       43,589,985      43,495,919       39,402,941        26,648,219
                                  ==============  ===============  ==============  ===============  ================
     Diluted                         44,620,235       43,589,985      43,495,919       39,402,941        26,648,219
                                  ==============  ===============  ==============  ===============  ================

At December 31:
     Total assets                   $ 1,384,058    $   1,559,114     $ 1,599,503     $   1,138,193     $    680,352
                                  ==============  ===============  ==============  ===============  ================

     Long-term obligations           $  468,258     $    484,815      $  312,484        $      --        $       --
                                  ==============  ===============  ==============  ===============  ================

     Total stockholders'equity(4)   $   494,151     $    526,182      $  607,738     $    672,214      $    660,810
                                  ==============  ===============  ==============  ===============  ================

         For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

(1) The results of operations relating to properties that were either disposed of or that were classified as held for sale during the year ended December 31, 2002 are reported as discontinued operations for all periods presented.

(2) All Share and per Share amounts have been restated herein to reflect the one-for-two reverse stock split.

(3) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, except for the add back of the advisor acquisition expense of $76.3 million during 1999, means net income/(loss) determined in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding gains or losses from sales of real estate assets, plus depreciation of real estate assets, plus impairment provisions for real estate assets, plus amortization of direct financing leases and after adjustments for unconsolidated partnerships and joint ventures, plus the advisor acquisition expense, plus extraordinary charges. Funds from operations are generally considered by industry analysts to be the most appropriate measure of performance. FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and
         (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITS because these REITS may not apply the definition of FFO in the same manner as the Company.

(4) Includes subscriptions received of $0, $0, $0, $210,736 and $385,523,966 net of stock issuance costs of $1,493,437, $1,493,437,
         $1,493,436, $1,662,749 and $38,415,512 for the years ended December 31,
         2002, 2001, 2000, 1999 and 1998,  respectively,  and net of $50,891 and
         $639,528 of common stock shares retired for the years ended December 31, 1999 and 1998, respectively. Stock issuance costs consist of selling commissions, marketing support and due diligence expense reimbursement fees, soliciting dealer servicing fees and organizational and offering expenses.

The following is a reconciliation of net earnings to FFO:

                                                                      (In Thousands)
                                            2002           2001            2000            1999           1998
                                        -------------  -------------   --------------  -------------  -------------
Net income/(loss)                         $   35,590     $  (24,452 )     $    2,927     $  (49,837 )    $  32,152

Loss/(gain) on sale of property
    Continuing operations                        181          1,142              722            782             --
    Discontinued operations                   (3,294 )           --               --             --             --

Depreciation
    Continuing operations                     11,235         12,138           12,242          7,878          3,647
    Discontinued operations                      970          1,276              104            792            395

Impairment provisions
    Continuing operations                      7,959         15,744            2,214             --             --
    Discontinued operations                    5,377         10,274              362             --             --

Capital lease principal component
    Continuing operations                      1,520          1,739            2,083          1,137            533
    Discontinued operations                      332            645              159            492            457

Amortization of joint venture costs               26             27               12              9              7

Advisor acquisition expense                       --             --               --         76,333             --

Cumulative effect of accounting
       change                                     --          3,841               --             --             --
                                        -------------  -------------   --------------  -------------  -------------

FFO (*)                                   $   59,896     $   22,374      $    20,825     $   37,586      $  37,191
                                        =============  =============   ==============  =============  =============


(*) - The Company restated FFO for the years ended December 31, 2001, 2000 and 1999 to conform to 2002 presentation that conforms to the NAREIT definition of FFO, except for the add back by the Company of the advisor acquisition expense of $76.3 million during 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the Company's credit facilities, the availability of other debt and equity financing alternatives, changes in interest rates under the Company's current credit facilities and under any additional variable rate debt arrangements that the company may enter into in the future, the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company, the ability of the Company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans, the ability of the Company to re-lease properties that are currently vacant or that become vacant and the ability of the Company to securitize or sell mortgage loans or net lease properties on a favorable and timely basis. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Organization and Business

CNL American Properties Fund, Inc. ("CNL-APF" or the "Company") is the nation's largest self-advised real estate investment trust ("REIT") focused on the restaurant industry. The Company operates as a holding company for two primary
subsidiary  operating  companies,  CNL  Restaurant  Properties,   Inc.  and  CNL
Franchise Network Corp. The Company was founded in 1994 and at December 31, 2002, has financial interests in approximately 1,050 properties diversified among more than 125 restaurant concepts in 47 states. The Company's total real estate holdings subject to lease includes over 650 properties, of which approximately 145 properties are classified as held for sale. At December 31, 2002, the servicing portfolio of net lease properties and mortgages includes approximately 2,300 units, of which over 1,200 are serviced on behalf of third parties.

In June 2000 the Company divided its operations into two business segments, real estate and specialty finance, in order to distinguish between its real estate segment, an entity with a strong capital base and stable cash flows, and a specialty finance growth business partnered with a large financial institution to provide an additional source of earnings and liquidity.

o The real estate segment, operated principally through the Company's wholly owned subsidiary CNL Restaurant Properties, Inc. ("CNL-RP") and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $550 million in affiliate portfolios and earns management fees related thereto.

o The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Franchise Network Corp ("CNL-FNC") partnered with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, advisory and other services to national and larger regional restaurant operators primarily by acquiring restaurant real estate properties, which have been subject to a triple-net lease, utilizing short-term debt and selling such properties at a profit.

Effective January 1, 2001, CNL-FNC elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, CNL-FNC engages in activities that would previously have caused income to the Company from CNL-FN to be disqualified from being eligible REIT income under the federal income tax rules. Now CNL-FN earnings are subject to tax, but management can control the timing of distributions to the Company. CNL-FNC originates triple-net lease properties for sale to third parties and, in some cases, securitization. CNL-FNC also performs net lease and loan servicing on behalf of third parties. Also, certain activities of CNL-RP are conducted in a subsidiary that has made a similar TRS election.

When the Company was created in 1994, the intent was to provide stockholders liquidity by December 31, 2005 through either listing on a national exchange, merging with another public company or liquidating its assets. The Company's officers and directors continue to monitor the public markets for opportunities and the Company's board does not intend to liquidate the Company. To comply with certain tax guidelines governing the significance of taxable REIT subsidiaries, the Company may pursue other alternatives relative to CNL-FNC that would provide stockholder liquidity for all or a portion of the Company's investment.

Liquidity and Capital Resources

The Company is a self advised real estate investment trust that reflects the earnings of its two primary segment subsidiaries, CNL-RP and CNL-FNC. CNL-FNC has not paid any distributions to the Company since it was formed in 2000. The Company elected to reinvest the $12.6 million in earnings of the specialty finance business during 2002. CNL-APF has continued to declare and pay distributions to its stockholders that are primarily funded by distributions from CNL-RP. The remainder of the distribution was funded by sales of its common stock to the Company's Chairman through a private company affiliate, CNL Financial Group, Inc. ("CNL Financial Group"), and loans from CNL Financial Group that the Company expects to convert into its common stock.

The Company is pursuing a strategy built around CNL-RP's strong capital base and stable cash flows coupled with CNL-FNC's specialty finance growth business. The Company's ability to internally fund capital needs is limited since it must distribute at least 90 percent of its net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. In 2002 the Company distributed $68.0 million, or $1.52 per share, to its stockholders. These distributions constituted a return of capital for tax purposes and were generally not taxable to the shareholders, but did reflect the tax deductions associated with impairments and loan loss reserves recorded by CNL-RP in 2001. Taxable income in 2002 did not include any of CNL-FNC's $12.6 million in earnings. Taxable income in 2002 also reflects differences in non-cash charges including depreciation and amortization.

In order to ensure that the Company maintains its historical level of distributions to its stockholders, the Company's Chairman, through CNL Financial Group, received 1,173,354 shares of the Company's stock in exchange for $20.1 million in cash, including the conversion of amounts previously treated as advances. Also, the Chairman advanced to the Company $4.2 million in December 2002. The Company's Chairman was under no obligation to do so. Should the Company's Chairman determine not to purchase additional shares or loan additional funds to the Company, and the Company does not generate adequate cash flow from other sources, the Company may have to reduce its distribution rate.

The Company's management expects to continue meeting short-term and long-term liquidity requirements through distributions from CNL-RP, issuance of debt and sales of stock comparable to the current period. In lieu of a distribution to CNL-APF, the holding company, CNL-FNC has reinvested its earnings in ongoing operations. Management expects distributions from CNL-FNC to begin within the next two years.

As a result, the Company may sell additional shares of its common stock or borrow additional funds in order to satisfy future distribution requirements. The Company's Chairman is under no obligation to purchase additional shares of the Company's common stock or loan additional funds to the Company in order to guarantee that the Company maintains its historical distribution level to stockholders.

Selling additional shares of the Company's stock may dilute a shareholder's investment, affecting its future value. However, selling stock to enable CNL-FN to reinvest earnings may be accretive to the extent that the value of the specialty finance segment increases. The Company was created in 1994 with a requirement to provide stockholder liquidity by December 31, 2005 by either listing on a national exchange, merging with another public company or liquidating its assets. In connection with maintaining its historical distribution level, the Company may sell additional shares of its common stock to CNL Financial Group or to additional third party purchasers. Such sales may reduce the value a shareholder receives for his or her investment upon a future liquidity event.

o        Specialty Finance Segment (CNL Franchise Network Corporation)

CNL-FN originates triple-net leases and loans, temporarily financing those assets with warehouse credit facilities and periodically selling, refinancing or securitizing those assets. CNL-FN generates income by earning a spread on assets with a return greater than its cost of borrowings, and by selling assets at gains. A triple-net lease is a long-term lease with periodic rent increases that requires the tenant to pay expenses on the property insulating the Company from making significant cash outflows for maintenance, repair, real estate taxes or insurance. In a securitization the Company sells or transfers a pool of loans or properties with triple-net leases to a special purpose entity which, in turn, issues to investors securities backed by an interest in the revenue originating from the loans or triple-net leases. These transactions serve to recycle and diversify capital.

CNL-FN has the following borrowing sources as of December 31, 2002, with the stated total capacity and average interest rate based on the interest rates charged for the most recent twelve months:

                                                              In Thousands
                                                     Amount Used        Capacity       Maturity      Average Rate
                                                   -----------------  -------------- -------------- ----------------
       Note payable (medium term financing)             $   203,207       $ 203,207    June 2007              3.62%
       Mortgage warehouse facilities **                     145,758         385,000     Annual                4.07%
       Subordinated note payable                             43,750          43,750    June 2007              8.50%
       Series 2001-4 bonds payable*                          43,137          43,137  2009 - 2013              8.90%
       Mirror liquidity facility                                  -          10,000    Oct 2003               3.44%
                                                   -----------------  --------------
                                                        $   435,852       $ 685,094
                                                   =================  ==============


       * includes $4,696 in bonds held by CNL-RP eliminated upon consolidation in Company financial statements
      ** capacity does not include $125 million available upon request

The Company and Bank of America entered into an alliance in June 2000 to provide a broad product offering primarily focused on origination of triple-net leases, securitized debt and portfolio loan financing. In forming the alliance the Company invested certain assets and operations into CNL-FN and Bank of America provided CNL-FN with a $43.75 million subordinated debt facility (the "Subordinated Debt Facility") and a warehouse credit facility (the "Warehouse Credit Facility") with an initial capacity of $500 million.

The securitization market experienced considerable volatility in late 2000 as a result of rising delinquencies in securitized loan pools, falling treasury rates, macroeconomic uncertainties and sluggish restaurant sales. Investors demanded higher interest rates on the securities issued in securitizations while ratings agencies downgraded the quality of the loans underlying the securities. While many of the Company's competitors experienced downgrades or ratings actions on bonds previously issued, the Company's prior loan or lease securitizations to date have not been subject to any such ratings action.

In response to the market conditions, management directed its focus during 2001 to use private market sales channels to either refinance or sell existing mortgage loans, and halted the origination of new loans. In October 2001, the Company renegotiated certain terms of its relationship with Bank of America with the parties agreeing to:

o Provisions requiring the removal of $187 million of loans held as collateral on the Bank of America Warehouse Credit Facility within a required timeframe with such removal tied to a $15 million guaranty by CNL-RP.

o Provisions further requiring the successful attainment of an earnings and liquidity target within a required timeframe with such attainment tied to an additional $15 million guaranty by CNL-RP.

o The extension of a $10 million unsecured credit facility to CNL-RP with CNL-RP then entering into a $10 million mirror credit facility with CNL-FN. CNL-FN utilizes this mirror facility for working capital as necessary to fund its equity in new properties substantially financed on the mortgage warehouse facilities and to meet margin calls on the mortgage warehouse facilities.

In June 2002, as a partial resolution to the requirement to remove or sell loans held as collateral for Bank of America's Warehouse Credit Facility, the Company entered into a five-year term $207 million financing collateralized with $225 million in mortgage loans re-designated to reflect the Company's intention to hold them to maturity. This five-year term financing carries a variable interest rate tied to the weighted average rate of commercial paper plus 1.25 percent with a portion of such interest fixed through the initiation of a hedge transaction. Also, Bank of America agreed to finance the remaining loans until November 2003. The Company used a portion of the proceeds from this financing to pay down the mortgage warehouse facilities. Management is pleased with the favorable results from this refinancing because:

o The loan removal guaranty by CNL-RP was substantially reduced, to $2 million, but it remains tied to the removal of the $25 million restaurant loans remaining from the original removal obligation negotiated in October 2001.

o The transaction provides CNL-FN ongoing earnings on the excess of interest income over interest expense, and management believes it allows more time for the franchise asset-backed markets to stabilize.

o The guaranty by CNL-RP tied to the attainment of targeted earnings and liquidity was substantially reduced.

CNL-FN management is pleased to report that the full guaranty tied to earnings and liquidity has since been successfully removed, leaving only $2 million in guaranty by CNL-RP for the removal of loans by CNL-FN.

The uncertainty in the franchise asset-backed securitization market led management to focus the originations effort toward new long-term, triple-net leases on real estate. In 2001, CNL-FN introduced its program to sell investment properties to third parties (the "Investment Property Sales" program). These leased properties can be sold and may qualify the buyer for special tax treatment under Section 1031 of the Internal Revenue Code (a "Section 1031 Exchange"). Generally, Section 1031 Exchanges allow an investor who realizes a gain from selling appreciated real estate to defer paying taxes on such gain by reinvesting the sales proceeds in like-kind real estate. In addition to the Investment Property Sales program, the Company formed a partnership with a third party client to engage in a similar Investment Property Sales program. CNL-FN has sold $288 million of real estate properties in this program generating gains to the Company of $23.4 million throughout 2002 compared with sales of $108 million and gains of $9.1 million during 2001. Management expects continued strong demand for this product but continues to investigate other sales channels in which to market net lease assets and to monitor the securitization market for potential re-entry in the future.

During the year ended December 31, 2002, CNL-FNC derived its primary cash flows from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from the Investment Property Sales program and servicing revenues. Significant cash outflows consist of operating expenses and capital enhancements in the loan portfolio (excess of investment over related borrowings). CNL-FN has taken steps to reduce its credit capacity in its warehouse credit facilities. CNL-FN had a warehouse credit capacity of $385 million at December 31, 2002 with an additional $125 million available upon request. Management has and may continue to decrease the mortgage warehouse facility capacity from its present level in order to economize on its cost, provided that there continue to be costs associated with excess capacity. CNL-FN may also be subject to margin calls on its warehouse credit facilities. Bank of America and the other third party lender monitor asset securitization market assumptions, assumptions on the Company's derivatives and delinquency assumptions and based on changes in market conditions, may require a margin call to reduce the level of warehouse financing. During the year ended December 31, 2002, CNL-FN paid approximately $17 million in net margin calls on its warehouse credit facilities. Over the course of 2001, CNL-FN had fully drawn its subordinated note payable. At December 31, 2002 CNL-FN has no amounts outstanding on the $10 million mirror credit facility that matures in October 2003.

In May 2001, CNL-FN issued Asset Backed Bonds, Series 2001-4. The proceeds of $42.1 million were applied to pay down short-term debt. The Company applied 62 mortgage loans as collateral for the bonds which had a carrying value of approximately $57.9 million as of December 31, 2002. The offering resulted in an initial weighted average life of approximately 7.8 years and a rate of interest of approximately 8.90 percent per annum. The bond indenture requires monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture also provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than 15 percent of the aggregate amounts due under the loans at the time of issuance.

Management is contemplating strong demand for net lease financing in 2003 and continues to view the triple-net lease financing product as its core offering to restaurant operators, but continues to monitor the potential reemergence of a mortgage loan product through developments on the securitization front. CNL-FN's warehouse facilities provide advances for up to 97 percent of the real estate purchase value. The Company is reinvesting its operating profits to fund the amounts not advanced by the mortgage warehouse facilities.

For the year ended December 31, 2002, CNL-FN originated $204 million in net leases as compared with $182 million in the same period last year. Included in this current year volume is a significant portfolio of $117 million in properties. CNL-FN acquired this portfolio by purchasing all of the limited and general partnership interests of CNL Net Lease Investors, L.P., an affiliate of the Company's Chairman of the Board and Vice Chairman of the Board, that until the acquisition, was a client of CNL-RP's property management group. Without the volume created by this transaction, origination volume would be substantially down from the levels experienced in 2001. The decrease reflects a slowdown in demand for net lease financing given available low interest rate mortgage financing and aggressive lease rates offered by CNL-FN's competitors. Management believes that net lease originations are important to CNL-FN as they provide inventory necessary to execute the Investment Property Sales program and CNL-FN typically profits from the leases while holding them. Management has responded to this slowdown by adjusting net lease rates, identifying larger transactions like the portfolio acquisition of $117 million in properties and by identifying new areas to reduce costs. At December 31, 2002, CNL-FN was involved in numerous opportunities for continued net lease originations with $42 million approved for funding and $9 million with executed commitment letters. Management believes that competitors will slow originations as they experience capital constraints, and that restaurant operators will use net lease financing as other lower-cost alternatives diminish.

In September 2002, the Warehouse Credit Facility was used to finance the CNL Net Lease Investors, LP portfolio acquisition at an advance rate (the rate at which purchases are financed) of 97 percent of the real estate purchase value. In negotiating this transaction, CNL-FN agreed with the lender to apply the full amount of proceeds from subsequent sales of properties contained in this portfolio to the financing of the remaining portfolio in order to achieve an average advance rate of 93 percent. As a result of strong sales in the fourth quarter, CNL-FN has achieved the reduced advance rate, effectively lowering its debt, and no longer is bound by this provision.

At December 31, 2002, CNL-FN had approximately $77 million in capital supporting its loan and lease portfolio. CNL-FN management maintains regular contact with its mortgage warehouse facility lenders and believes that the relatively low-cost, high-advance rate financing they provide has been integral to CNL-FN's success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and CNL-FN is vulnerable to any changes in the terms of these facilities, such as the special terms relating to the CNL Net Lease Investors, LP portfolio that increased CNL-FN capital invested in real estate. The warehouse facilities currently advance an average of 90.7 percent of the original real estate value. Management believes that the advance rates could continue to decline in 2003. A five percent decrease in advance rates, for example, would create a $7 million cash requirement for CNL-FN, based on the outstanding net lease and loan volume in the warehouse credit facilities at December 31, 2002. While management expects its mortgage warehouse facilities to renew, any non-renewal would create an immediate need to find alternate borrowing sources.

Additional liquidity risks within the Company's specialty finance segment include the possible occurrence of economic events that could have a negative impact on the franchise asset-backed securitization market and affect the quality or perception of the loans or leases underlying CNL-FN's securitization transactions. The Company conducted its previous securitizations using bankruptcy remote entities. These entities exist independent from the Company and their assets are not available to satisfy the claims of creditors of the Company, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in these transactions have been affirmed unlike the ratings of many competitors' pools which have been downgraded. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. Should the loans underlying the securities default, and the securities undergo a negative ratings action, CNL-FN could experience material adverse consequences impacting its ability to continue earning income as servicer and its ability to engage in future profitable securitization transactions. To potentially avoid those consequences, CNL-FN could choose to contribute capital to serve as additional collateral supporting one or more of the bankruptcy remote entities used to facilitate a securitization. CNL-FN was involved in the following securitizations, the assets and liabilities of which are not consolidated in the Company financial statements:




                                                                                       (In Thousands)
                                                                           Mortgage loans in    Bonds outstanding
                                                                              pool at par         at face value
                                                                          -------------------- ---------------------
         Loans and debt supporting 1998-1 Certificates issued by CNL
         Funding 1998-1, LP                                                     $     210,044         $     208,020
         Loans and debt supporting 1999-1 Certificates issued by CNL
         Funding 1999-1, LP                                                     $     239,500         $     239,500
                                                                          -------------------- ---------------------

                                                                                $     449,544         $     447,520
                                                                          ==================== =====================

         Note: Certain bonds in both the 1998-1 and 1999-1 pools are owned by CNL-RP and CNL-FN and appear as investments in the consolidated financial statements of the Company.

Liquidity risk also exists from the possibility of borrower delinquencies on the mortgage loans held for sale or held to maturity. In the event of a borrower delinquency, the Company could suffer not only shortfalls on scheduled payments but also margin calls by the lenders that provide the warehouse facilities and the five-year note, subjecting the Company to unanticipated cash outflows. The Company is obligated under the provisions of it mortgage warehouse facilities and its five-year refinancing to pay down certain debt associated with borrower delinquencies or defaults within a required time frame. Most properties acquired on the mortgage warehouse facilities are required to be sold within a certain time frame. Any delinquency, default or delay in the resale of properties financed through one of these facilities would generally result in an immediate pay-down of the related debt and may restrict the Company's ability to find alternative financing. The Company's debt, excluding bonds payable, generally provides for cross-default triggers. A default of a mortgage warehouse facility, for example from a failure to make a margin call, could result in many of the Company's borrowings becoming immediately due and payable.

CNL-FN has developed a successful Investment Property Sales program, in part because some buyers of CNL-FN's properties are motivated to defer the taxation of gains on other properties they have sold. In recent years, the taxation of capital gains has become an issue spurring extensive political debate. Proposed legislation regularly surfaces that would eliminate the taxation of capital gains. This potential change could be either negative or positive to the Company. Any such proposal, even if ultimately unsuccessful, could cause buyers of CNL-FN properties to delay sales of their own investment properties that, in turn, would delay their purchase of CNL-FN properties. A successful proposal could limit the opportunities to continue the existing CNL-FN Investment Property Sales program. However it is also possible that unfettered by a capital gains tax and the constraints of a Section 1031 Exchange, more investors will seek out investment properties for the merits of the investment itself. While difficult to assess the balance between positives and negatives, it is clear that an elimination of the capital gains tax could impact CNL-FN.

Net lease properties acquired in anticipation of sales through the Investment Property Sales program can typically be leased to tenants at a rate that exceeds the rate a Section 1031 Exchange or other buyer is willing to accept. An increase in general levels of interest rates could result in buyers requiring a higher yield that would reduce the gain on CNL-FN's sale of existing properties. Neither the rate of return on CNL-FN's leased properties nor the rate of return required by a buyer correlate directly with prevailing interest rates. CNL-FN is therefore at risk that any interest rate increases causing buyers to demand higher yields may not be matched with higher yields from tenants. This risk could cause CNL-FN to experience lower average gains on the future sales of Investment Property Sales properties.

In summary, the Company's specialty finance segment expects to meet its liquidity requirements in 2003 with a combination of cash from operating activities, including cash from its Investment Property Sales program and borrowings on its warehouse credit facilities or its mirror credit facility. CNL-FN renews its warehouse credit facilities annually and to date has been successful in doing so at substantially comparable terms. CNL-FN's longer-term liquidity requirements (beyond one year) are expected to be met through successful renewal of its warehouse credit facilities and the mirror credit facility, successful execution of the Company's Investment Property Sales program, portfolio debt origination fees, asset securitizations, and augmented by operating cash flows provided by servicing and advisory services. In addition, CNL-FN may seek to obtain additional debt or equity financing. Any decision to successfully pursue additional debt or equity capital will depend on a number of factors, such as compliance with the terms of existing credit agreements, the Company's financial performance, industry or market trends and the general availability of attractive financing transactions. However, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic and other factors.

o        Real Estate Segment (CNL Restaurant Properties, Inc.)

CNL-RP operates as a real estate company and its cash flows primarily consist of rental income from tenants on restaurant properties owned, interest income on mortgage loans, dispositions of properties and income from holding interests in prior loan securitizations. CNL-RP's cash outflows are predominantly interest expense, operating expenses, reinvestment of disposition proceeds and distributions to CNL-APF. Borrowing resources at December 31, 2002 for CNL-RP include:



                                                      (In Thousands)
                                             Amount Used      Capacity       Maturity      Average Rate
                                            --------------  -------------- -------------- ----------------
         Revolver                               $  14,000       $  30,000    Oct 2003               3.92%
         Series 2000-A bonds payable              261,369         261,369   2009 - 2017             7.94%
         Series 2001 bonds payable                124,698         124,698    Oct 2006               2.28%
                                            --------------  --------------
                                               $  400,067      $  416,067
                                              ===========     ===========


CNL-RP provides a guaranty of $2 million of CNL-FN's mortgage warehouse facility debt and also provides a guaranty of CNL-FN's five year term financing.

CNL-RP's short-term debt during 2002 included the secured note payable entered into in October 1999 (the "Secured Credit Facility") and the $30 million revolving line of credit (the "Revolver") entered into in October 2001.

o The Secured Credit Facility matured on February 18, 2003 and throughout 2002 CNL-RP management elected to sell certain performing and non-performing properties to pay down the note rather than seek a source for refinancing. Throughout 2002, $50 million in proceeds were generated from these sales allowing for the repayment of the entire $49 million outstanding at the beginning of 2002. These properties became designated as discontinued operations, as described in greater detail below. Management does not currently intend to similarly divest of real estate in 2003. In any year however, in the ordinary course of resolving tenant vacancies or defaults, CNL-RP may sell the affected properties and reinvest the proceeds in quality, performing properties.

o The Company utilizes the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. The Company's Revolver is a two-year facility, maturing in October 2003, and includes a one-year renewal option. At December 31, 2002, the Revolver had an outstanding balance of $14 million.

CNL-RP also had medium-term and long-term bond financing. Rental income received on the 377 properties pledged as collateral on medium and long-term financing is used to make scheduled reductions in bond principal and interest.

o In August 2000, CNL-RP issued $281 million in long-term bonds, Series 2000-A, bearing an initial weighted average fixed interest rate of
         7.925 percent and maturing substantially between 2009 and 2017.

o In October 2001, CNL-RP issued $131 million in medium-term bonds, Series 2001, bearing an interest rate of LIBOR plus 48 basis points and maturing in 2006.

Liquidity risks within the real estate business include the potential that a tenant's financial condition could deteriorate, rendering it unable to make its rent payments and thereby reducing CNL-RP's income and cash flows. Generally, CNL-RP uses a triple-net lease to lease its properties to its tenants. The triple-net lease is a long-term lease with periodic rent increases and requires the tenant to pay expenses on the property. The lease somewhat insulates CNL-RP from significant cash outflows for maintenance, repair, real estate taxes or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted and in the event of tenant bankruptcy the Company may be required to fund certain expenses in order to retain control or take possession of the property. This could expose the Company to successor liabilities and further affect liquidity. Such events may adversely affect the Company's revenue and operating cash flow.

Management is aware of multi-unit tenants that are experiencing financial difficulties. In the event the financial difficulties continue, the Company's collection of rental payments could be interrupted. At present these tenants continue to pay rent substantially in accordance with lease terms and there are no material delinquencies. However, the Company continues to monitor each tenant's situation carefully and will take appropriate action to place the Company in a position to maximize the value of its investment. Management has estimated the loss or impairment on the related properties and included such charge in earnings through December 31, 2002.

The Company has experienced tenant bankruptcies and may commit further resources in seeking resolution to these properties including funding restaurant businesses directly or on behalf of successor tenants. For example, where the value of the leased real estate is linked to the financial performance of the tenant, CNL-RP may allocate capital to invest in turnaround opportunities.

Certain net lease properties are pledged as collateral for the Series 2000-A and Series 2001 triple-net lease mortgage bonds payable. In the event of a tenant default relating to any such pledged properties, the Company may elect to substitute properties into these securitized pools from properties it owns not otherwise pledged as collateral. In the event that the Company has no such suitable substitute property, the adverse performance of the pool might inhibit the Company's future capital raising efforts, including the ability to refinance the Series 2001 bonds maturing in 2006.

CNL-RP management believes the combination of availability on its line of credit and the projected disposition volume in 2003 will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing assets and reinvesting the proceeds in higher-yielding investments and cash from operating activities.

Off-Balance Sheet Transactions

The Company holds a retained interest in $450 million in loans transferred to unconsolidated trusts that provide the collateral for long-term bonds. While the Company is not contractually obligated to guarantee the repayment of the bonds in the event borrower repayments of principal and interest are not adequate to repay the bondholders, the Company may elect to contribute funds into these unconsolidated entities to supplement cash flows and maintain attractive ratings on these pools.

Contractual Obligations, Contingent Liabilities and Commitments

The following table presents the Company's contractual cash obligations and related payment periods as of December 31, 2002:

                                                                Payments due by period (In Millions)

                                                   Less
                                                 than one       2 to 3       4 to 5
Contractual cash obligations:                      year         years         years       Thereafter         Total
--------------------------------------------     ----------    ---------    ----------    ------------     ----------
Borrowings (1)                                      $ 182.4      $ 54.6       $ 365.5        $  228.7        $ 831.2
Leased office space (2)                                 1.1         2.2           2.4             9.3           15.0
                                                 ----------    ---------    ----------    ------------     ----------
Total contractual cash obligations                  $ 183.5      $ 56.8       $ 367.9        $  238.0        $ 846.2
                                                 ==========    =========    ==========    ============     ==========

The following table presents the Company's commitments, contingencies and guarantees and related expiration periods as of December 31, 2002:

                                                          Estimated payments due by period (In Millions)
                                                          ----------------------------------------------

Commitments, contingencies and                Less than        2 to 3         4 to 5
    guarantees                                 one year        years          years         Thereafter       Total
-----------------------------------------     ----------     -----------    -----------    -------------    ---------

 Guaranty of unsecured promissory
     note (2)                                      $  --        $   1.3          $  --            $  --        $ 1.3
 Debt repayments acceleration
     resulting from CNL-FN
     distributions (3)                               1.0            2.0            2.0             (5.0 )         --
 Purchase commitments                                9.0             --             --               --          9.0
                                              ----------     -----------    -----------    -------------    ---------
 Total commitments, contingencies and
     guarantees                                  $  10.0        $   3.3        $   2.0         $   (5.0 )     $ 10.3
                                              ==========     ===========    ===========    =============    =========


(1) Contractual obligations relative to Company borrowings are described in the foregoing discussion of Liquidity and Capital Resources for the applicable segment. The maturities on outstanding indebtedness assumes that loan repayments are made on the mortgage warehouse facilities in accordance with the contractual obligation and that bonds payable amortize in accordance with estimated payment amounts. In the event the mortgage warehouse lenders continue to renew the facilities as expected, then over $145 million of the 2003 amounts would likely mature in a later year.

(2) In May 2002, the Company purchased a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (the "Plaza") for $0.2 million. Affiliates of James M. Seneff, Jr., an officer and director of the Company own the remaining partnership interests. The Company has severally guaranteed 8.33 percent or $1.3 million of a $15.5 million unsecured promissory note on behalf of the Plaza. The guaranty continues through the loan maturity in November 2004. Since November 1999, the Company has leased its office space from CNL Plaza, Ltd., an affiliate of a member of the Company's board of directors. The Company's lease expires in 2014 and provides for scheduled rent increases over the term of the lease. Rental and other expenses in connection with the lease for the years ended December 31, 2002, 2001 and 2000 totaled $1.5 million, $1.2 million and $1.0 million, respectively.

(3) Certain provisions of the subordinated notes payable requires that distributions from CNL-FN to its partners be approved and tied to a reduction in debt. As a result distributions to the Company may create a comparable reduction in this debt. For purposes of the foregoing table, CNL-FN is assumed to distribute amounts that would require a debt reduction of $1 million per year. Actual distributions, if any, from CNL-FN will vary.

Interest Rate Risk

The Company generally invests in assets with a fixed return by financing them with variable rate debt. Floating interest rates on variable rate debt expose the Company to interest rate risk. As December 31, 2002, the Company's variable rate debt includes the following:

o        $14 million on its Revolver;

o        $146 million on its mortgage warehouse facilities;

o        $203 million on the June 2002 five-year financing; and

o        $125 million outstanding on the Series 2001 bonds.

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

Management estimates that a one-percentage point increase in long-term interest rates as of December 31, 2002 would have resulted in a decrease in the fair value of its fixed-rate loans held for sale of $0.4 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $1.4 million. In addition, a one-percentage point increase in short-term interest rates for the year ended December 31, 2002 would have resulted in additional interest costs of approximately $4.2 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

Critical Accounting Policies

The Company accounts for many asset categories that require management to exercise extensive judgment and make estimates. Listed below are the more significant accounting policies that require management judgment and estimates or are otherwise significant to the results of operations:

o The Company records the acquisition of land, buildings and equipment at cost, including acquisition, closing and construction period interest costs. Land and buildings are leased to restaurant operators generally on a triple-net basis, which means that the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The property and secured equipment leases held for investment are accounted for using either the direct financing or the operating method unless the Company has classified these properties pursuant to their intent to sell.
         Management estimates residual values and collectable rents in determining whether a lease is accounted for as either direct financing or operating.

o The Company's real estate accounting differs for assets held by its two operating segments based upon managements intention with respect to such asset's disposition.

            o Real estate held within the real estate segment is generally acquired with an intention to hold long-term. It is depreciated over its estimated useful life and rent is recorded giving consideration to contractual rent increases over the life of the lease. Some real estate held by this segment may be designated so as to reflect management's intention to dispose of the asset. In such case all operating income and expense, including depreciation and accrued rent associated with future contractual increases, is reflected as a component of discontinued operations for all periods presented, even for periods prior to management having stated its intention to sell.

            o Real estate held within the specialty finance segment is generally acquired with an intention to sell within one year. It is therefore not depreciated, and future contractual rent increases do not impact earnings. Because of a transition rule, the specialty finance properties are accounted for differently depending on acquisition date. All such properties acquired after December 31, 2001 are treated as discontinued operations, and operating income and expense is reflected as a component of discontinued operations.

o "Mortgage loans held for sale" are loans originated that the Company intends to sell or securitize. They are recorded at fair market value which is estimated using quoted prices, the present value of the expected cash flows and the estimated impact of any defaults, and may therefore be recorded at an amount greater than cost. The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the value of its mortgage loans held for sale. As long as the Company qualifies for hedge accounting treatment, valuation adjustments relating to these loans, including increases above cost, and any gains or losses on related hedge instruments are reflected in the statement of operations.

o "Mortgage notes receivable" differ from "mortgage loans held for sale" primarily because of management's intention to hold the mortgage to its maturity. These financial assets are recorded at the lower of cost or market. Certain assets have been reclassified from "mortgage loans held for sale" into the "mortgage notes receivable" category when, in lieu of selling the mortgages, the Company elects to refinance such mortgages using longer-term debt. In the case of such reclassified mortgages, the Company records these at the value on the refinance date. The value at such date may differ from the par value of the loan with any such difference being amortized to earnings over the remaining life of the mortgage loans as a yield adjustment.

o Certain loans originated by the Company were sold to independent trusts that, in turn, issued securities to investors backed by these assets. The Company retains the servicing rights and participates in certain cash flows from the trusts. The present value of expected excess of net cash flows, after payment of principal and interest to bond or other certificate holders, over the estimated cost of servicing is recorded at the time of sale as a retained interest. Retained interests in securitized assets are included in other investments. Accounting for the retained interests requires that the Company estimate values using market trends and historical experience, expected prepayments and defaults. This information is considered, along with prevailing discount rates and the terms of the bonds and certificates, to arrive at an initial value and to periodically review the value for gains or losses. Permanent impairments, representing the excess of carrying value over estimated current fair value, are recorded as an expense.

o Management reviews its properties and loans for impairment or potential loss as events or circumstances indicate that the carrying amount of the assets may not be recoverable. Management compares the estimated future undiscounted cash flows, including the residual value of the property or collateral, with the carrying cost of the individual asset. If impairment is indicated, the assets are adjusted to the estimated fair value.

o The Company has also entered into certain derivative contracts in order to hedge its exposure to fluctuations in interest rates on variable rate debt qualifying for treatment as cash flow hedges. As long as certain criteria for hedge accounting are met the changes in fair value of these contracts is reflected in other comprehensive income (loss) and as a component of stockholders' equity. If the requirements are not met changes in the fair value of these contracts are reflected in earnings.

Results from Operations

The Company focused predominantly on its core real estate operations until June 2000, the date of its strategic alliance with a bank, after which it began differentiating its specialty finance segment from its other operations. Segment results prior to June 2000 are not available. Segment earnings are reflected in the following table:

Net income/(loss) by segment in millions                        For the year ended December 31,
                                                    2002                 2001                  2000
                                               -----------------   -----------------    ----------------
Real estate segment                               $      23.1        $    (22.8)           $     11.9
Specialty finance segment                                12.6               0.4                 (16.7)

Other holding company results, results for
  periods prior to segment reporting  and
  consolidating eliminations                             (0.1)             (2.1)                  7.7
                                               -----------------   -----------------    ----------------
    Net income/(loss)                             $      35.6        $    (24.5)           $      2.9
                                               =================   =================    ================

o The real estate business segment posted earnings in 2002 compared to a loss in 2001 that resulted when $28.2 million in loan reserves and $16.6 million in real estate impairments were recorded in connection with certain borrower and tenant delinquencies. In 2000, the segment reported earnings after real estate impairments of $2.1 million. Exclusive of these charges in each year, the improved performance of the real estate segment during the comparative years reflects the 2002 initiative to sell vacant and under-performing properties and use the proceeds to reduce debt. The sales resulted in a net gain of $3.3 million and generated sales proceeds that were applied to reduce the business segment's overall debt by $44.7 million.

o The specialty finance business segment has expanded its Investment Property Sales program selling $288 million of real estate properties generating gains to the Company of $23.4 million throughout 2002 compared with sales of $108 million and gains of $9.1 million during 2001 or an improvement of $14.3 million between these years. This program did not exist in 2000, when CNL-FN was impacted by a $6.9 million charge related to loan valuation changes and by $5.3 million in losses and reserves in investments in loan pools.

o The holding Company results in 2000 reflect results primarily from prior to the date management began tracking results by segment.

Revenues

                                                                         For the year ended December 31,
Total revenues by segment in millions                              2002           2002              2000
                                                              -----------    -------------     -------------
Real estate segment                                              $  92.5         $   92.3          $   44.9
Specialty finance segment                                          233.6            168.3              14.9
Other holding company results, results for periods prior
   to segment reporting and consolidating eliminations              (1.8)            (3.8)             49.7
                                                              -----------    -------------     -------------
       Total revenues                                            $ 324.3         $  256.8          $  109.5
                                                              ===========    =============     =============

Revenues are discussed based on the individual segment results:

                                                                       For the year ended December 31,
  Real estate segment revenues by line item in millions            2002            2001              2000
                                                                -----------    --------------    -------------

  Rental income from operating leases                              $  62.9          $   64.1         $   28.9
  Earned income from direct financing                                 12.1              12.9              6.0
  Interest income from mortgage equipment and other
      notes receivable                                                 4.2               4.3              3.7
  Investment and interest income                                       4.8               5.0              3.6
  Other income                                                         8.5               6.0              2.7
                                                                -----------    --------------    -------------
          Total segment revenues                                   $  92.5          $   92.3         $   44.9
                                                                ===========    ==============    =============

During 2002, CNL-RP divested of certain vacant and other real estate properties and used the proceeds to decrease the business segment's debt. However, the rental revenue from these properties has been classified as a component of discontinued operations for all periods presented and is not included in the segment revenues in the table above. The increase in revenues for 2001 compared with 2000 is attributed to having more properties under lease and the segment tracking beginning mid-year.

The revenues of the specialty finance segment are more variable than those of the real estate segment. The following table provides additional information relating to the revenues of this segment:

                                                                         For the year ended December 31,
Specialty finance segment revenues by line item in millions      2002              2001            2000
                                                             ------------     -------------    -------------
Sale of real estate                                              $ 189.4          $  105.6            $  --
Rental income from operating leases                                  8.1              13.7              1.7
Earned income from direct financing leases                            --               0.6              0.3
Interest income from mortgage equipment and other
     notes receivable                                               31.5              38.7             14.6
Investment and interest income                                       1.4               1.6              2.0
Net decrease in value of mortgage loans held for
     sale, net of related hedge                                     (5.4)             (5.1)            (6.9)
Gain on sale of mortgage loans                                        --               4.1               --
Other income                                                         8.6               9.1              3.2
                                                             ------------     -------------    -------------
         Total segment revenues                                  $ 233.6          $  168.3          $  14.9
                                                             ============     =============    =============

CNL-FNC revenues are significantly impacted by the method of accounting for its sales of real estate. Its sales are recorded pursuant to new guidance described more fully below, including transition rules that cause certain sales to be recorded in revenues and others to be treated as discontinued operations. This program was not started until 2001. The following information assembles select financial information, presented in accordance with generally accepted accounting principles, so as to improve comparability between periods of this segment's Investment Property Sales program sales, excluding sales conducted in a joint venture program:

Specialty finance segment Investment Property
     Sales program sales (excludes sales in                              For the year ended December 31,
     joint venture program) in millions                            2002            2001            2000
                                                             ------------    -------------     -----------
Sale of real estate, as reported                                $  189.4         $  105.6           $  --
Cost of real estate sold, as reported                             (175.2)           (97.6)             --
Gain on disposal discontinued operations, net as
      reported                                                       7.8               --              --
                                                             ------------    -------------     -----------
Total gains from Investment Property Sales program
     sales (excluding sales in joint venture program)            $  22.0         $    8.0           $  --
                                                             ============    =============     ===========

Other matters impacting the comparability of the various components of the CNL-FNC revenues between the three years presented include:

o        The segment did not begin operations until June 2000.

o Rental income from operating leases is shown to be decreasing after 2001, but rental revenues associated with properties acquired after December 31, 2001 are recorded as a component of income from discontinued operations.

o Interest income from mortgage loans has decreased after 2001 as a result of the significant number of loans sold throughout 2001. The Company has not originated new mortgage loans since May of 2001, focusing instead on the opportunity to refer potential borrowers to Bank of America. This segment acquired a large number of loans in October 2000.

o Investment and interest income associated with retained interests in the off balance sheet loan pools has decreased across the three years presented as a result of certain pool defaults and prepayments.

o Despite a hedging strategy designed to address market volatility in the value of loans held for sale, in both 2002 and 2001 the loan valuation increases associated with decreases in interest rates were more than offset by estimated potential default losses and valuation decreases in hedge contracts. In 2000, prior to the adoption of new accounting standards, hedge contract value changes were not reflected in earnings, but estimated potential defaults were recorded.

o        The sale of  mortgage  loans in 2001 led to the $4.1  million in gains;
         there were no such sales in either 2000 or 2002.

o Other income reflects growth associated with the advisory service and consulting operations, servicing revenues and fees from loans and other referrals to Bank of America, however referral fees have decreased from 2001 to 2002 as a result of a modification of certain terms of the alliance agreement.

Expenses

Cost of real estate sold is associated solely with the Investment Property Sales program of the specialty finance segment and in 2002 relates to properties on hand at the beginning of the year that have since been sold. Costs associated with properties acquired after 2001 are required to be included as a component of the gain on disposal of discontinued operations. A table and related discussion of the comparative three-year results from this program is reported above under the discussion of related revenues.


General operating and administrative                                   For the year ended December 31,
    expenses by segment in millions                              2002             2001            2000
                                                           -------------    ------------     -----------
Real estate segment                                             $   12.3         $   9.0         $   6.1
Specialty finance segment                                           23.1            22.6            11.3
Other holding company results, results for periods
   prior to segment reporting and consolidating
   eliminations                                                     (1.0)           (1.2)            7.5
                                                           -------------    ------------     -----------
     Total general operating and administrative
         expenses                                               $   34.4         $  30.4         $  24.9
                                                           =============    ============     ===========

o Despite cost savings in several CNL-RP general and administrative categories similar to CNL-FN, certain costs relating to delinquencies have increased.

o While reflecting a strong improvement in revenues and earnings, CNL-FN has been able to maintain fairly constant levels of general and administrative expenses across the three years presented since segment measurement began during 2000.



Interest expense by segment in millions                        For the year ended December 31,
                                                    2002                 2001                 2000
                                               -----------------   ----------------    ----------------
Real estate segment                                $      30.5        $     36.7          $      18.6
Specialty finance segment                                 28.8              32.4                 12.8
Other holding company results and
   consolidating eliminations                             (0.5)             (0.7)                15.5
                                               -----------------   ----------------    ----------------
     Total interest expense                        $      58.8        $     68.4          $      46.9
                                               =================   ================    ================

o CNL-RP has decreased its level of debt throughout most of 2002 through the sales of real estate. The segment is realizing a decrease of 17 percent in interest expense from 2001 to 2002 because of the decreased debt and because it repaid a portion of the Secured Credit Facility with proceeds from the sale of its Series 2001 Bonds issued in October 2001, which carry a lower rate of interest. The real estate segment had increased its debt levels prior to 2002.

o CNL-FN has reduced its interest-bearing debt, in particular as a result of sales of $288 million in Investment Property Sales properties throughout 2002 while acquiring only $204 million in new properties. Conversely, throughout 2001 CNL-FN increased its level of properties financed. Interest expense associated with properties acquired after December 31, 2001 are recorded as a component of income from discontinued operations. The weighted average interest charged by the mortgage warehouse facilities has decreased from 7.67 percent and 5.13 percent in 2000 and 2001, respectively to 4.07 percent in 2002.

The Company has decreased the length of time necessary to re-lease a defaulted tenant's property. However the overall number of defaulted tenant properties increased as a result of several significant tenant bankruptcies during the past eighteen months leading to $3.5 million in property expenses during the year ended December 31, 2002 compared with $2.1 million and $2.4 million in the years ended December 31, 2001 and 2000, respectively. Some expenses formerly presented in this category associated with properties treated as discontinued operations are incorporated in the income or loss from discontinued operations for all years presented.

Expense categories such as state taxes and depreciation and amortization expenses have reflected and will continue to reflect, the level of assets invested in leased properties. Certain of these expenses have been reflected as a component of discontinued operations. The category for depreciation and amortization expenses has also included amortization on intangible assets, such as goodwill. During 2001 and 2000, the Company amortized $3.1 million and $2.7 million in goodwill, respectively. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company's adoption of this accounting standard has eliminated its amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. During the year ended December 31, 2002, no write-downs were considered necessary.

The Company recorded $10.3 million in 2000 related to the integration of debt, net lease and other financial products with Bank of America as a partner and related to a proposed merger transaction intended to be followed by a listing of company shares. No transaction costs have been incurred in either 2002 or 2001.

The Company recorded a loss on investment in securities of $0.1 million and $5.3 million for the years ended 2001 and 2000, respectively, resulting from:

o impairments and expenses associated with a residual interest investment in both years; and

o        losses  of  $3.1  million   specific  only  to  2000  relating  to  the
         liquidation of a securitization trust.

The Company recorded a loss of $8.1 million in 2001 upon the termination of certain hedges initially treated as "cash flow" hedges. Most of this loss resulted when CNL-FN focused on its Investment Property Sales program in lieu of its focus on securitizations. This change in focus was the result of changes in market conditions. No comparable loss relates to either 2002 or 2001.

The Company recorded a provision for loan losses of $3.1 million, $28.2 million and $1.8 million in 2002, 2001 and 2000, respectively. The provision in 2001 was the result of the bankruptcy of a significant borrower.

The Company has recorded impairment provisions of $8.6 million, $16.9 million, and $2.2 million for years ended December 31, 2002, 2001 and 2000, respectively excluding impairments on properties treated as discontinued operations as described below. Impairment provisions are recorded when circumstances indicate that future expected cash flows do not recover the carrying cost of the individual properties. The amount in 2001 was associated with three significant tenant bankruptcies that have been resolved in 2002. The 2002 amounts relate to tenants that are experiencing financial difficulties that could lead to defaults and ultimately to losses on the underlying real estate.

Effective January 1, 2002 the Company accounts for certain of its revenues and expenses as originating from discontinued operations pursuant to Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires that sales of real estate, or the designation of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with these real estate assets, are included in the income statement as discontinued operations. CNL-FN's Investment Property Sales program, a vital piece of its ongoing operating strategy and a contributor of over $32 million in gains beginning in 2001 is nonetheless deemed to fall under the new guidance. Therefore, gains from properties sold under the Investment Property Sales program, unless acquired before January 1, 2002, are included as discontinued operations; income and expenses associated with Investment Property Sales program assets designated as held for sale after December 31, 2001 are also included in discontinued operations. In addition, CNL-RP has designated certain real estate assets since December 31, 2001 as held for sale and has included income and expenses associated with the assets as well as the gain or loss from any dispositions of these assets as discontinued operations for all periods presented. The table below illustrates the difference in treatment of discontinued operations by segment:



Discontinued operations by segment in                        For the year ended December 31,
   millions                                          2002               2001                  2000
                                               -----------------   -----------------    ----------------

Real estate segment discontinued operations:
     Operating income                             $        (5.1)        $    (6.2)         $      4.6
     Gains or losses                                        3.3                 --
Specialty finance segment discontinued
   operations:
     Operating income                                       3.2                 --                  --
     Gains or losses                                        7.8                 --                  --
                                               -----------------   -----------------    ----------------
        Total discontinued operations             $         9.2         $    (6.2)         $       4.6
                                               =================   =================    ================

The Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), as amended, on January 1, 2001, which requires all derivative instruments to be recorded on the balance sheet at fair value. Effective January 1, 2001, the Company recorded a cumulative effect adjustment loss of $21.2 million to recognize at fair value all derivative instruments that are designated as fair-value hedging instruments. The Company recorded an offsetting cumulative effect adjustment gain of $17.4 million to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets or liabilities. The adoption of FAS 133 thereby resulted in a $3.8 million charge against Company earnings in 2001.

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

In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to January 1, 2003 are not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45.

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes that adoption of this standard will not change the accounting for its bankruptcy remote securitization entities. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Company's unconsolidated subsidiaries, however, such consolidation is not expected to significantly impact the Company's financial position or results of operations.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of CNL American Properties Fund, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income/(loss), and of cash flows present fairly, in all material respects, the financial position of CNL American Properties Fund, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2001 the Company changed its method of accounting for derivative financial instruments and on January 1, 2002 the Company adopted Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 5, 2003

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands except for per share data)

                                                                                      December 31,
                                                                             2002                     2001
                                                                        ----------------         ----------------
ASSETS

Real estate investment properties                                            $   580,520              $   589,119
Net investment in direct financing leases                                        112,441                  121,712
Real estate held for sale                                                        144,487                  251,439
Mortgage loans held for sale                                                      48,327                  315,835
Mortgage, equipment and other notes receivable                                   334,467                  103,962
Other investments                                                                 32,163                   32,797
Cash and cash equivalents                                                         15,531                   20,858
Restricted cash                                                                    4,574                   10,931
Receivables, less allowance for doubtful accounts
    of $1,182 and $4,315, respectively                                             3,281                    4,990
Accrued rental income                                                             22,332                   17,938
Goodwill                                                                          56,260                   56,260
Other assets                                                                      29,675                   33,273
                                                                       ------------------       ------------------
                                                                            $  1,384,058             $  1,559,114
                                                                       ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Revolver                                                                     $    14,000              $    10,000
Note payable                                                                     203,207                   48,731
Mortgage warehouse facilities                                                    145,758                  430,169
Subordinated note payable                                                         43,750                   43,750
Bonds payable                                                                    424,508                  441,065
Due to related parties                                                             5,124                    5,201
Other payables                                                                    35,138                   35,505
                                                                       ------------------       ------------------
       Total liabilities                                                         871,485                1,014,421
                                                                       ------------------       ------------------

Minority interests, including redeemable partnership interest                     18,422                   18,511
                                                                       ------------------       ------------------

Commitments and contingencies (Note 15)

Stockholders' equity:
    Preferred stock, without par value.  Authorized
       and unissued 3,000,000 shares                                                  --                       --
    Excess shares, $0.01 par value per share.
       Authorized and unissued 78,000,000 shares                                      --                       --
    Common stock, $0.01 par value per share.  Authorized
       62,500,000 shares, issued 45,285,972 and 44,112,943
       shares, respectively, outstanding 45,248,670 and
           44,075,641 shares, respectively                                           452                      441
    Capital in excess of par value                                               816,745                  798,154
    Accumulated other comprehensive (loss)/income                                (16,862 )                  1,370
    Accumulated distributions in excess of net earnings                         (306,184 )               (273,783 )
                                                                       ------------------       ------------------
       Total stockholders' equity                                                494,151                  526,182
                                                                       ------------------       ------------------

                                                                            $  1,384,058             $  1,559,114
                                                                       ==================       ==================

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, except for per share data)


                                                                               Year Ended December 31,
                                                                    2002                 2001                 2000
                                                                --------------       -------------        -------------
Revenues:
    Sale of real estate                                        $      189,426           $  105,645            $     --
    Rental income from operating leases                                71,029               76,592              64,596
    Earned income from direct financing leases                         12,102               12,930              14,034
    Interest income from mortgage, equipment and other
       notes receivables                                               35,539               42,855              21,589
    Investment and interest income                                      5,344                5,845               8,205
    Net decrease in value of mortgage loans
       held for sale, net of related hedge                             (5,368 )             (5,070 )            (6,855 )
    Gain on sale of mortgage loans                                         --                4,120                  --
    Other income                                                       16,227               13,918               7,928
                                                               ---------------      ---------------      --------------
                                                                      324,299              256,835             109,497
                                                               ---------------      ---------------      --------------
Expenses:
    Cost of real estate sold                                          175,185               97,587                  --
    General operating and administrative                               34,352               30,387              24,939
    Interest expense                                                   58,780               68,371              46,944
    Property expenses                                                   3,462                2,128               2,418
    State and other taxes                                                  74                  964               1,193
    Depreciation and amortization                                      13,733               18,213              16,401
    Transaction costs                                                      --                   --              10,315
    Loss on investment in securities                                       --                  122               5,348
    Loss on termination of cash flow hedges                                --                8,060                  --
    Provision for loss on loans                                         3,099               28,200               1,804
    Impairment provisions                                               8,639               16,900               2,214
                                                               ---------------      --------------       --------------
                                                                      297,324              270,932             111,576
                                                               ---------------      ---------------      --------------
Earnings/(loss) before minority interest in (income)/loss
    of consolidated joint ventures, equity in earnings of
    unconsolidated joint ventures and loss
    on sales of assets                                                 26,975              (14,097 )            (2,079 )

Minority interest in income/(loss) of
    consolidated joint ventures                                        (1,134 )               (242 )             1,024

Equity in earnings of unconsolidated joint ventures                       921                1,106                  97

Loss on sales of assets                                                  (347 )             (1,137 )              (721 )
                                                               ---------------      ---------------      --------------

Earnings/(loss) from continuing operations, net                        26,415              (14,370 )            (1,679 )
                                                               ---------------      ---------------      --------------

Discontinued operations
    Earnings/(loss) from discontinued operations, net                  (1,893 )             (6,241 )             4,606
    Gain on disposal of discontinued operations, net                   11,068                   --                  --
                                                               ---------------      ---------------      --------------
                                                                        9,175               (6,241 )             4,606
                                                               ---------------      ---------------      --------------
Earnings/(loss) before cumulative effect of accounting
    change                                                             35,590              (20,611 )             2,927
                                                               ---------------      ---------------      --------------

Cumulative effect of accounting change                                     --               (3,841 )                --
                                                               ---------------      ---------------      --------------

Net income/(loss)                                              $       35,590         $    (24,452 )        $    2,927
                                                               ===============      ===============      ==============

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, except for per share data)


                                                                               Year Ended December 31,
                                                                    2002                 2001                2000
                                                               ---------------      ---------------      --------------
Earnings/(loss) per share of common stock (basic and diluted):

       From continuing operations                                  $     0.59          $     (0.33 )       $     (0.04 )

       From discontinued operations                                      0.21                (0.14 )              0.11
                                                               ---------------      ---------------      --------------

       Before cumulative effect of accounting change                     0.80                (0.47 )              0.07

       Cumulative effect of accounting change                              --                (0.09 )                --
                                                               ---------------      ---------------      --------------

Net income/(loss)                                                  $     0.80          $     (0.56 )        $     0.07
                                                               ===============      ===============      ==============

Weighted average number of shares
    of common stock outstanding                                    44,620,235           43,589,985          43,495,919
                                                               ===============      ===============      ==============

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)
                  Years Ended December 31, 2002, 2001 and 2000
             (In Thousands except for share data and per share data)



                                                                         Accumulated     Accumulated
                                                                         distributions      other                          Compre-
                                    Common stock         Capital in       in excess        compre-                         hensive
                               -----------------------
                                 Number        Par        excess of         of net         hensive                         Income/
                               of Shares      value       par value        earnings      Income/(loss)       Total         (loss)
                               -----------  ----------  --------------   -------------   -------------    -------------   ----------
Balance at December 31, 1999   43,495,919    $    435     $   791,419      $ (119,463)     $     (177)     $   672,214

Stock issuance costs                   --          --          (1,493 )            --              --           (1,493 )

Net income                             --          --              --           2,927              --            2,927        2,927

Other comprehensive income,
    market revaluation on
    available for sale
    securities                         --          --              --              --             419              419          419
                                                                                                                          ----------

Total comprehensive income             --          --              --              --              --               --    $   3,346
                                                                                                                          ==========

Distributions declared and
    paid ($1.52 per share)             --          --              --         (66,329 )            --          (66,329 )
                               -----------  ----------  --------------   -------------   -------------    -------------

Balance at December 31, 2000   43,495,919     $   435    $    789,926    $   (182,865 )    $      242     $    607,738    $

Shares issued                     579,722           6           9,722              --              --            9,728

Stock issuance costs                   --          --          (1,494 )            --              --           (1,494 )

Net loss                               --          --              --         (24,452 )            --          (24,452 )    (24,452)

Other comprehensive income,
    market revaluation on
    available for sale
    securities                         --          --              --              --             839              839          839

Cumulative effect adjustment
    to recognize fair value
    of cash flow hedges                --          --              --              --          (5,172 )         (5,172 )     (5,172)


Reclassification of cash
   flow hedge losses  to
   statement of operations             --          --              --              --           8,060            8,060        8,060


Current period adjustment to
    recognize  change in fair
    value of cash flow hedges          --          --              --              --          (2,599 )         (2,599 )     (2,599)

                                                                                                                          ----------

Total comprehensive loss               --          --              --              --              --               --    $ (23,324)
                                                                                                                          ==========

Distributions declared and
    paid ($1.52 per share)             --          --              --         (66,466 )            --          (66,466 )
                               -----------  ----------  --------------   -------------   -------------    -------------

Balance at December 31, 2001   44,075,641     $   441    $    798,154     $  (273,783 )    $    1,370      $   526,182
                               ===========  ==========  ==============   =============   =============    =============

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY AND COMPREHENSIVE INCOME/(LOSS)
                  Years Ended December 31, 2002, 2001 and 2000
             (In Thousands except for share data and per share data)


                                                                         Accumulated     Accumulated
                                                                         distributions      other                           Compre-
                                    Common stock         Capital in       in excess        compre-                         hensive
                               -----------------------
                                 Number        Par        excess of         of net         hensive                         Income/
                               of Shares      value       par value        earnings      Income/(loss)       Total          (loss)
                               -----------  ----------  --------------   -------------   -------------    -------------   ----------
Balance at December 31, 2001   44,075,641     $   441    $    798,154    $   (273,783 )   $     1,370     $    526,182    $

Shares issued                   1,173,354          11          20,088              --              --           20,099

Retirement of common stock           (325 )        --              (4 )            --              --               (4 )

Stock issuance costs                   --          --          (1,493 )            --              --           (1,493 )

Net income                             --          --              --          35,590              --           35,590       35,590

Other comprehensive loss,
    market revaluation on
    available for sale
    securities                         --          --              --              --            (775 )           (775 )       (775)

Current period adjustment to
    recognize  change in fair
    value of cash flow hedges,
    net of tax                         --          --              --              --         (17,457 )        (17,457 )    (17,457)

                                                                                                                          ----------

Total comprehensive income             --          --              --              --              --               --    $  17,358
                                                                                                                          ==========

Distributions declared and
    paid ($1.52 per share)             --          --              --         (67,991 )            --          (67,991 )
                               -----------  ----------  --------------   -------------   -------------    -------------

Balance at December 31, 2002   45,248,670   $     452    $    816,745     $  (306,184 )   $   (16,862 )    $   494,151
                               ===========  ==========  ==============   =============   =============    =============


          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                     Year Ended December 31,
                                                                           2002               2001             2000
                                                                       --------------     -------------    -------------
Cash flows from operating activities:
   Net income/(loss)                                                     $    35,590       $    (24,452 )     $    2,927
                                                                       ---------------     --------------   --------------
   Adjustments to reconcile net income/(loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                        13,733             18,213           16,401
         Cumulative effect of accounting change                                   --              3,841               --
         Impairment provisions                                                 8,639             16,900            2,214
         Provision for loss on loans                                           3,099             28,200            1,804
         Loss on sales of assets                                                 347              1,137              721
         Loss on investment in securities                                         --                122            5,348
         Gain on sale of mortgage loans                                           --             (4,120)              --
         Decrease/(increase) in real estate held for sale                     40,037            (37,507)              --
         Net decrease in value of mortgage loans held for sale,
             net of related hedge                                              5,368              5,070            6,855
         Equity in earnings of joint venture, net of distributions               555               (397)               7
         Proceeds from sale of loans                                              --            105,975               --
         Investment in mortgage loans held for sale                          (14,440)          (116,995)        (205,584)
         Collection on mortgage loans held for sale                           36,281             37,267            6,981
         Changes in other operating assets and liabilities                   (17,716)            14,948            6,363
                                                                      ---------------     ---------------  ---------------
                   Total adjustments                                          75,903             72,654         (158,890)
                                                                      ---------------     ---------------  ---------------

Net cash provided by (used in) operating activities                          111,493             48,202         (155,963)
                                                                      ---------------     ---------------  ---------------

Cash flows from investing activities:
   Additions to real estate investment properties                             (7,212 )           (26,052 )       (160,901 )
   Investment in direct financing leases                                          --                  --          (15,369 )
   Proceeds from sale of assets                                               67,085              12,659           15,869
   Proceeds from sale or maturities of securities                                 --                 982            7,721
   Investment in mortgage, equipment and other notes receivable               (6,607 )           (11,458 )        (11,131 )
   Collection on mortgage, equipment and other notes receivable               14,968               9,325            8,335
   Investment in joint venture                                                  (665 )               (10 )             --
   Purchase of other investments                                                  --                  --           (2,832 )
   Decrease/(increase) in restricted cash                                      6,357              (9,055 )         (1,876 )
   Increase in intangibles and other assets                                       --                  --             (378 )
                                                                      ---------------     ---------------   --------------
      Net cash provided by (used in) investing activities                     73,926             (23,609 )       (160,562 )
                                                                      ---------------     ---------------   --------------

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)


                                                                                      Year Ended December 31,
                                                                           2002                 2001                 2000
                                                                      ---------------      ---------------      ---------------
   Cash flows from financing activities:
      Proceeds  from  borrowings on credit facility, note
         payable and subordinated note payable                          $    249,334         $    63,949          $    397,538
      Payment on credit facility, note payable and
         subordinated note payable                                           (90,858 )          (159,590 )           (586,425 )
      Proceeds from borrowings on mortgage warehouse facilities              189,901             325,264              301,227
      Payments on mortgage warehouse facilities                             (474,312 )          (358,860 )             (7,719 )
      Contribution from minority interest of
         consolidated joint venture                                               --                  --                   40
      Proceeds from sale of shares                                             9,750               3,692                   --
      Retirement of shares of common stock                                        (4 )                --                   --
      Distributions to minority interest                                        (243 )              (234 )               (147 )
      Distributions to stockholders                                          (67,991 )           (66,466 )            (66,329 )
      Loan from stockholder                                                   11,750               8,708                   --
      Payment of stock issuance costs                                         (1,493 )            (1,493 )             (1,493 )
      Issuance of bonds                                                           --             177,223              280,906
      Payment on bonds                                                       (16,557 )           (10,066 )             (2,422 )
      Payment of loan costs and bond issuance costs                              (23 )            (9,634 )            (20,891 )
                                                                      ---------------      --------------       --------------
             Net cash provided by (used in)financing activities             (190,746 )           (27,507 )            294,285
                                                                      ---------------      --------------       --------------

Net decrease in cash and cash equivalents                                     (5,327 )            (2,914 )            (22,240 )

Cash and cash equivalents at beginning of year                                20,858              23,772               46,012
                                                                      ---------------      --------------       --------------

Cash and cash equivalents at end of year                                      15,531              20,858               23,772
                                                                      ===============      ==============       ==============

Supplemental disclosures of cash flow information:

   Interest paid                                                        $     56,915          $    64,608         $    39,023
                                                                      ===============      ==============       ==============

   Interest capitalized                                                 $        142          $       390         $     2,253
                                                                       ===============      ==============       ==============

          See accompanying notes to consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2002, 2001 and 2000


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

         On June 1, 2000, the Company formed CNL Franchise Network, LP ("CNL-FN") and transferred certain assets and operations to it in exchange for a combined general and limited partnership interest of
         84.39 percent. A limited partnership interest of 9.18 percent was issued to Bank of America in exchange for its franchise finance business unit. In addition, a limited partnership interest of 6.43 percent was issued to CNL Financial Group, Inc., an affiliate of a director of the Company, in exchange for its merger, acquisition and advisory services business. The excess of the purchase price over the fair value of the net tangible assets acquired from the new partners was recorded as goodwill. This partnership and the related Strategic Alliance Agreement with Bank of America expanded the Company's financial products and services. The bank's interest is redeemable at their option under certain conditions after a specified date for a cash payment of $14.3 million.

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2002, 2001 and 2000


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

         Loans - The Company has originated loans to restaurant operators that are generally secured by real estate or equipment. The Company accounts for loans depending on the following classification:

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

         Securitizations - Certain loans are originated and sold to entities that, in turn, issue securities to investors backed by these assets. The Company retains the servicing rights and participates in cash flows from the retained equity positions and lower rated securities. The present value of the expected cash flows for each retained security, after payment of principal and interest to third-party bond or certificate holders, over the estimated cost of servicing is recorded at the time of sale as a retained interest. Retained interests in securitized assets are included in other investments. Accounting for the retained interests requires that the Company estimate their value using market trends and historical experience, expected prepayments and defaults. This information is considered, along with prevailing discount rates and the terms of the bonds and certificates, to arrive at current fair value amounts and determine whether a permanent impairment in value has occurred.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2002, 2001 and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Restricted   Cash  -  Restricted  cash  relates  to  cash  received  in connection with assets held as collateral for certain debt and is subject to certain restrictions until released by the trustee.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts may exceed federally insured levels, however, the Company has not experienced any losses in such accounts.

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

         Effective January 1, 2001, the Company recorded a cumulative effect adjustment loss of $21.2 million to recognize the value of all derivative instruments that were designated as fair-value hedging instruments and an offsetting cumulative effect adjustment of $17.4 million to recognize the excess of the fair values of related hedged assets over the carrying value. In addition, effective January 1, 2001 a cumulative effect adjustment through stockholders' equity of $5.2 million was recorded to recognize at fair value all derivative instruments that were designated as cash-flow hedging instruments.

         During 2001, the Company determined that a forecasted debt issuance would not occur and also terminated a cash flow hedge upon repayment of the related debt. The termination of the hedges and the hedge accounting for the related derivative instruments resulted in an $8.1 million charge to the statement of operations.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2002, 2001 and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Loan Costs - Loan costs incurred in connection with debt have been capitalized and are being amortized over the term of the related debt using the effective interest method. Loan costs are included in intangibles and other assets in the financial statements. As of December 31, 2002 and 2001, the Company had capitalized loan costs of $25.2 million and $32.2 million, respectively and recorded accumulated amortization of $7.0 million and $13.0 million, respectively. The balances at December 31, 2002 exclude loans costs and related accumulated amortization that were fully amortized and removed from the balance sheet as of December 31, 2002.

         Equity Compensation Plan - During 1999, the stockholders approved a performance incentive plan (the "Plan"), which became effective as of February 23, 1999. The Plan authorized the issuance of up to 4,500,000 shares of the Company's common stock upon the exercise of stock options (both incentive and nonqualified), stock appreciation rights and the award of restricted stock ("Stock Award") provided that the aggregate number of shares of Common Stock that may be issued pursuant to Options, stock appreciation rights ("SARs"), and Stock Awards granted under the Plan would increase automatically to 9,000,000 shares and 12,000,000 shares respectively, when the Company had issued and outstanding 150,000,000 shares and 200,000,000 shares, respectively, of common stock. The Plan terminates on February 23, 2009. Key employees, officers, directors and persons performing consulting or advisory services for the Company or its affiliates, as defined in the Plan, who are designated by the committee administering the Plan, are eligible to receive awards under the Plan. Awards may be made in the form of stock options, stock awards, SARs, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards as defined further in the Plan. As of December 31, 2002, the Company had not made any awards related to the Plan.

         Income Taxes - The Company has made an election to be taxed as a REIT for federal income tax purposes. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 90 percent of its taxable income and meets certain other requirements for qualifying as a REIT. Earnings and profits, which determine the taxability of dividends to stockholders, differ from reported net income as a result of differing treatment of items for financial reporting versus tax purposes, such as different lives and methods used to depreciate investment properties. Notwithstanding qualification as a REIT for tax purposes, the Company is subject to certain state taxes on its income and property.

         Effective January 1, 2001, the Company's subsidiary, CNL Franchise Network Corp. ("CNL-FNC"), elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, its operating Partnership, CNL-FN, is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. Certain activities reside within CNL-FNC that are therefore subject to federal income taxes. Also, effective January 1, 2001, a subsidiary of CNL Restaurant Properties, Inc. (CNL-RP), elected to be treated as a TRS. Operations commenced during 2002 and are subject to federal income taxes.

         Earnings Per Share - Basic earnings per share are calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the reporting period. The Company's subsidiary, CNL-FN, has entered into a subordinated note payable with a conversion feature that allows one of the partners to convert the note into additional ownership of the subsidiary. For the years ended December 31, 2002 and 2001, the impact of this conversion feature was not dilutive.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2002, 2001 and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Consolidated Statement of Cash Flows - Supplemental Disclosure - In June 2002, the Company redesignated approximately $225 million from mortgage loans held for sale to held for investment. The loans serve as collateral for a new five year borrowing facility.

         During the year ended December 31, 2002, a tenant and borrower of the Company assigned loans in the amount of $7.5 million to an affiliate. The Company agreed to the assignment in exchange for an interest in a participating loan from the affiliate (see Note 12).

         During the year ended December 31, 2002, the Company foreclosed on four loans held for sale from a borrower and accepted the underlying collateral as settlement for the mortgage loans. The collateral received had a net realizable value of $3.7 million and consisted of real estate and other restaurant assets.

         During the years ended December 31, 2002 and 2001, the Company converted $10.3 million and $6.0 million, respectively, of outstanding loans plus accrued interest under the loans into 604,177 shares and 359,722 shares, respectively, of Company stock (see Note 12).

         From time to time, certain properties classified as long-term investments may be identified as held for sale and subsequently re-designated to held for sale classification. The Company identified 83 such properties with a net book value of $80.6 million during 2002 as held for sale.

         In May 2001, the Company reclassified $60.9 million from mortgage loans held for sale to investments in mortgage, equipment and other notes receivable.

         During the year ended December 31, 2000, the Company formed CNL Franchise Network, LP ("CNL-FN"). CNL-FN issued partnership interests to Bank of America and CNL Financial Group, Inc. in exchange for the following:

                  Bank of America contributed $14.3 million for the operations of its franchise finance business which was recorded as goodwill.

                  CNL Financial Group, Inc. contributed its merger, acquisition and advisory services group consisting of the following:

                                                                  (In Thousands)
                          Cash                                        $    40
                          Receivables                                      25
                          Due from related parties                        409
                          Other assets                                    363
                          Goodwill                                      2,725
                                                                 ---------------

                          Total assets                                  3,562
                                                                 ---------------

                          Accounts payable and accrued expenses           123
                          Due to related parties                           40
                          Other payables                                  199
                                                                 ---------------

                          Total liabilities                               362
                                                                 ---------------

                          Net equity                                 $  3,200
                                                                 ===============

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2002, 2001 and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         In October 2000, a trust liquidated and distributed $170.3 million in mortgage loans and $139.5 million in related mortgage warehouse debt facilities to satisfy the Company's investment.

         Other New Accounting Standards - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation, for components designated on or after the effective date.

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value is more than its fair value. The Company adopted the provisions of this statement on January 1, 2002. The Company's goodwill relates to its specialty finance segment. The adoption of this accounting standard had the impact of reducing the Company's amortization of goodwill and intangibles commencing January 1, 2002. The Company reviewed the goodwill for impairment and is currently unaware of any impairment in its recorded value.

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to January 1, 2003 are not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes that adoption of this standard will not change the accounting for its bankruptcy remote securitization entities. Management believes that adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Company's unconsolidated subsidiaries, however, such consolidation is not expected to significantly impact the Company's financial position or results of operations.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on stockholders' equity or net income.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


2.       Real Estate Investment Properties:
         ---------------------------------

         Real estate investment properties consist of the following at December 31:

                                                                  (In Thousands)
                                                           2002                     2001
                                                     ------------------       -----------------
                Land                                        $  298,038              $  295,653
                Buildings                                      324,462                 322,963
                Equipment                                        2,556                   2,143
                                                     ------------------       -----------------
                                                               625,056                 620,759
                Less accumulated depreciation                  (44,536 )               (33,356 )
                                                     ------------------       -----------------
                                                               580,520                 587,403
                Construction in progress                            --                   1,716
                                                     ------------------       -----------------

                                                            $  580,520              $  589,119
                                                     ==================       =================

         During 2002, 2001, and 2000 the Company sold several properties and equipment that were subject to operating leases and received net proceeds of $0.9 million, $11.2 million and $12.2 million, respectively, and recorded net losses of $0.3 million, $1.1 million and $0.7 million, respectively.

         In 2002, 2001, and 2000 the Company recorded provisions for impairment of $7.7 million, $14.5 million and $1.2 million, respectively. The tenants of these properties experienced financial difficulties and/or ceased payment of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying value to the estimated net realizable values of the properties based on discounted cash flows of sale or re-lease terms.

         During the years ended December 31, 2002, 2001, and 2000 tenants paid directly to real estate taxing authorities $9.0 million, $10.8 million and $10.5 million, respectively, in real estate taxes in accordance with the terms of their triple-net leases with the Company.

         Substantially all property leases have initial terms of 13 to 25 years (most expiring between 2006 and 2024) and provide for scheduled rent increases, and in some cases, contingent rent. The leases generally allow the tenant to purchase the property at the greater of the Company's purchase price plus a specified percentage or fair market value at specified times. Fixed and determinable lease revenues are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $6.5 million, $6.9 million and $9.4 million, respectively, of such accrued rental income.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


2.       Real Estate Investment Properties - Continued:
         ---------------------------------------------

         Future  minimum   contractual  lease  payments  to  be  received  under
         noncancellable operating leases at December 31, 2002 are as follows:

                                                             (In Thousands)
                                                           --------------------

                     2003                                          $    57,915
                     2004                                               59,878
                     2005                                               61,087
                     2006                                               61,118
                     2007                                               61,739
                     Thereafter                                        560,950
                                                           --------------------

                                                                   $   862,687
                                                           ====================

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The components of net investment in direct financing leases consisted of the following at December 31:

                                                                               (In Thousands)
                                                                        2002                    2001
                                                                  ------------------      ------------------
                   Minimum lease payments
                       receivable                                        $  219,352              $  246,618
                   Estimated residual values                                 27,288                  28,403
                   Interest receivable from
                       secured equipment leases                                  15                      26
                   Less unearned income                                    (134,214 )              (153,335 )
                                                                  ------------------      ------------------

                   Net investment in direct financing
                        leases                                           $  112,441              $  121,712
                                                                  ==================      ==================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                                                               (In Thousands)
                                                             ------------------

                      2003                                         $    13,686
                      2004                                              13,824
                      2005                                              13,745
                      2006                                              13,656
                      2007                                              13,509
                      Thereafter                                       150,932
                                                             ------------------

                                                                   $   219,352
                                                             ==================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


3.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The Company's real estate segment recorded provisions for losses on direct financing leases totaling $0.9 million, $2.4 million, and $1.0 million respectively, during the years ended December 31, 2002, 2001, and 2000, respectively. The tenants of these properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying values of the direct financing leases to their estimated net realizable values based on discounted cash flows of sale or re-lease terms.

4.       Real Estate Held for Sale:
         --------------------------

         Real estate held for sale consisted of the following at December 31:

                                                        (In Thousands)
                                                     2002             2001
                                                  ---------        ---------

                     Land and buildings           $144,487         $ 251,439
                                                  =========        =========


         The Company's specialty finance subsidiary CNL-FNC actively acquires real estate assets subject to leases with the intent to sell or securitize them. Assets acquired after December 31, 2001 are subject to FAS 144, and the operating results and gains or losses are recorded as discontinued operations.

         The Company's real estate investment subsidiary, CNL-RP, will divest properties from time to time when such action is strategic to its longer-term goals. When CNL-RP establishes its intent to sell a property, all operating results and the ultimate gain or loss are treated as discontinued operations for all periods presented. These statements reflect certain reclassifications of rental related income, interest expense and other categories so as to conform with the requirements of FAS 144.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


4.       Real Estate Held for Sale - Continued:
         -------------------------------------

         The operating results of the discontinued operations were as follows for the years ended December 31:

                                                                                 (In Thousands)
                                                                  2002                2001               2000
                                                             ---------------     ---------------    ----------------
         Rental income                                           $    7,991          $    7,979          $    7,135

         Interest expense                                            (2,252 )            (1,877 )            (1,877 )

         Impairment provisions                                       (5,377 )           (10,274 )              (362 )

         Other expenses                                              (2,255 )            (2,069 )              (290 )
                                                              ---------------     ---------------    ----------------

         Earnings/(loss) before gain on disposal of
            discontinued operations, net                             (1,893 )            (6,241 )             4,606
                                                             ---------------     ---------------    ----------------

         Sales of real estate                                       145,871                  --                  --

         Cost of real estate sold                                  (134,803 )                --                  --
                                                             ---------------     ---------------    ----------------

         Gain on  disposal of discontinued
            operations, net                                          11,068                  --                  --
                                                              ---------------     ---------------    ----------------

         Earnings/(loss)from discontinued
            operations, net                                      $    9,175      $       (6,241 )         $    4,606
                                                              ===============     ===============    ================


5.       Mortgage Loans Held for Sale:
         ----------------------------

         Mortgage loans held for sale are wholly or partially collateralized by first mortgages on land and/or buildings of franchised restaurant businesses and consist of approximately $54.3 million in fixed-rate loans at December 31, 2002. The loans carry a weighted average interest rate of 8.05 percent. The mortgage loans are due in monthly installments with maturity dates ranging from 2004 to 2021. The mortgage loans generally prohibit prepayment for certain periods or include prepayment penalties.

         Mortgage loans held for sale consist of the following at December 31:

                                                        (In Thousands)
                                                     2002            2001
                                              ---------------   ---------------

              Outstanding principal             $     54,280      $   306,887
              Accrued interest income                    981            2,059
              Deferred financing income                 (330)          (1,640)
              Valuation adjustment                    (6,604)           8,529
                                              ---------------   ---------------
                                                $     48,327      $   315,835
                                              ===============   ===============

         The valuation adjustment at December 31, 2002 includes a decline in value associated with borrower delinquencies.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


6.       Mortgage, Equipment and Other Notes Receivable:
         ----------------------------------------------

         Mortgage, equipment and other notes receivable consist of the following at December 31:

                                                       (In Thousands)
                                                 2002              2001
                                              --------------    --------------

          Outstanding principal                 $   340,833       $   133,007
          Accrued interest income                     2,966               694
          Deferred financing income                  (1,676 )            (893 )
          Unamortized deferred costs                    709               785
          Allowance for uncollectible notes          (8,365 )         (29,631 )
                                              --------------    --------------
                                               $    334,467       $   103,962
                                              ==============    ==============

         Approximately $318 million and $87.5 million of the outstanding principal balance as of December 31, 2002 and 2001, respectively, is secured by mortgages. The remaining principal is secured by franchised restaurant equipment and other collateral. As of December 31, 2002 and 2001, approximately $14 million and $40 million in notes receivable were considered impaired and approximately $5 million and $38.5 million were on non-accrual status with regard to recognition of interest. The Company recognized $.75 million and $1.0 million of interest income as of December 31, 2002 and 2001, respectively, on impaired loans.

         Changes in the allowance for loan losses for 2002 and 2001 are summarized as follows:

                                                   (In Thousands)
                                                2002             2001
                                            --------------    ------------

          Balance at beginning of year          $  29,631        $  3,108
          Provision for loan losses                 3,099          28,200
          Loans charged off                       (24,365 )        (1,677 )
                                            --------------    ------------
          Balance at end of year                $   8,365        $ 29,631
                                            ==============    ============

         Management believes the net carrying value of the notes approximates fair value based on current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Other Investments:
         -----------------

         The Company holds the following franchise loan investments arising from securitization transactions which were either purchased from affiliates (the 1998 Series) or retained in connection with a transaction executed by the Company (the 1999 Series). The carrying amounts of these investments, including accrued interest, consist of the following at December 31:

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


7.       Other Investments - Continued:
         -----------------------------

                                                           (In Thousands)
                                                        2002             2001
                                                    ---------        ---------

          1998-1 Fixed Rate Certificates            $   9,605         $  9,605
          1998-1 Floating Rate Certificates             6,582            6,582
          1998-1 Interest Only Certificate                346              386
          1998-1 Residual Interest                      4,358            4,952
          1999-1 Fixed Rate Certificates               11,272           11,272
                                                    ---------         --------
                                                    $  32,163         $ 32,797
                                                    =========         ========



         The 1998-1 and 1999-1 Fixed Rate Certificates bear interest at pass through rates of 8.40 percent and 8.5 percent, respectively. As of December 31, 2002 and 2001 the pass through rate on the 1998 Floating Rate Certificates were 3.67 percent and 4.16 percent, respectively.

         The key assumptions used in calculating the value of these investments at the time of securitization are based on normal market assumptions as follows:

         o    five  percent   prepayment  penalty  computed  after  taking  into
              consideration the period of time covered by a yield maintenance and lockout prepayment penalties;

         o    a cumulative  default  ratio (CDR) of zero;

         o prevailing market discount rates at the time of securitization generally ranging from 8.36 percent to 65.1 percent; and

         o weighted average lives ranging from 5.17 to 16.81 years on the certificated traunches.

         Subsequently, the values of the retained securities are measured using updated prepayment and CDR assumptions with adjustments to prevailing market discount rates based on consultations with investment bankers. If the resulting change in fair value is considered to be permanent in nature, the carrying value of the investment is adjusted through earnings.

         During the year ended December 31, 2001 the Company wrote off the outstanding balance of its 1999-1 residual interest of $2.3 million based on its determination that a permanent impairment in value had occurred as a result of certain borrower delinquencies. In October of 2000 the Company recorded a loss of approximately $3.1 million on the liquidation of a residual interest in a securitization trust.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


7.       Other Investment - Continued:
         ----------------------------

         The following table shows the effects on an individual key assumption affecting the fair value of the retained interests under two negative scenarios. Prepayment assumptions, after consideration of yield maintenance and lockout, would not have a further material impact on these scenarios.

                                                                            1998-1                  1999-1
                                                                         Certificates            Certificates
                                                                       ($ in millions)         ($ in millions)
                                                                       -----------------       -----------------
           Fair value of retained interests                                  $20.8                   $11.1

           Weighted-average life (in years) of
               certificated traunches.                                        11.6                    16.2

           Residual cash flows discount rate (annual):

           Impact on fair value of 100 bp adverse change                     $(0.6)                  $(0.7)
           Impact on fair value of 200 bp adverse change                     $(1.2)                  $(1.3)

           Expected Credit Losses (annual rate):

           Impact on fair value of 2 percent adverse change                  $(2.8)                  $(1.4)
           Impact on fair value of 3 percent adverse change                  $(4.1)                  $(2.0)

         These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a percentage variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on their fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


7.       Other Investment - Continued:
         ----------------------------

         The following table represents the securitized portfolio and all managed loans as of December 31:

                                                                                      Principal Amount > 60 Days
                                                         Total Principal Amount                Past Due
                                                             (In Thousands)                 (In Thousands)
                                                      -----------------------------  ------------------------------
                                                          2002            2001           2002            2001
                                                      -------------   -------------  -------------  ---------------
         Mortgage loans                                   $ 818,551       $ 870,805     $  35,226       $   38,757
         Equipment and other loans                           26,106          44,993         1,713           31,164
                                                      -------------   -------------  -------------  ---------------

         Total loans managed or securitized                 844,657         915,798        36,939           69,921

         Less:
              Loans securitized                            (449,544)       (475,904)      (11,557 )        (10,139 )
              Loans held for sale or securitization         (54,280)       (306,887)      (10,271 )        (18,617 )
                                                      -------------   -------------  -------------  ---------------

         Loans held in portfolio (Note 6)                 $ 340,833       $ 133,007     $  15,111       $   41,165
                                                      =============   =============  =============  ===============

         The Company had net charge-offs during the years ended December 31, 2002 and 2001 of $24.9 million and $3.4 million, respectively.

         The following table summarizes cash flows received from and paid to securitization trusts for the years ended December 31:


                                                                               (In Thousands)
                                                                          2002                 2001
                                                                    -----------------    -----------------
          Servicing fees received                                         $    1,625          $    1,730
          Other cash flows received on retained interests                 $    5,272          $    6,978
          Servicing advances                                              $   (6,253 )        $   (5,746 )
          Collection of servicing advances                                $    6,907          $    3,796

8.       Goodwill:
         --------

         Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net assets and liabilities of acquired operations. On September 1, 1999, the Company acquired CNL Fund Advisors, Inc. (the "Advisor"), CNL Financial Corporation and CNL Financial Services, Inc. ("CNL Restaurant Financial Services Group") by issuing 6.15 million shares. Prior to the acquisition, the Advisor and CNL Restaurant Financial Services Group had been affiliated with the Company. The acquisitions were accounted for under the purchase method of accounting. The Company expensed the $76.3 million excess of the purchase price of the Advisor over the fair value of the net acquired assets. The Company recognized $45.7 million as goodwill, representing the excess purchase price of CNL Restaurant Financial Services Group. In June 2000, the Company recorded goodwill related to Bank of America's franchise originations group and CNL Financial Group, Inc.'s advisory services operations that were acquired as part of the formation of CNL-FN as more fully described in Note 1. The Company evaluated its goodwill balance of $56.3 million and did not record any amortization expense or any impairments to goodwill during the year ended December 31, 2002.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


8.       Goodwill - Continued:
         --------------------

         The following table summarizes the effect of adopting FAS 142 during 2002 on reported earnings before cumulative effect of accounting change and on net earnings:

                                                                             (In Thousands)
                                                                 2002            2001              2000
                                                             -------------    ------------     -------------
         Reported earnings/(loss) before cumulative
             effect of accounting change                        $  35,590        $(20,611  )       $  2,927
         Add back: Goodwill amortization                               --           3,142             2,748
                                                             -------------    ------------     -------------

         Adjusted earnings/(loss) before cumulative
             effect of accounting change                        $  35,590        $(17,469  )       $  5,675
                                                             =============    ============     =============


         Reported net income/(loss)                             $  35,590        $(24,452  )       $  2,927
         Add back: Goodwill amortization                               --           3,142             2,748
                                                             -------------    ------------     -------------

         Adjusted net income/(loss)                             $  35,590        $(21,310  )       $  5,675
                                                             =============    ============     =============

         The following table summarizes the effect of adopting FAS 142 during 2002 on earnings/(loss) per share of common stock (basic and diluted):

                                                                 2002            2001               2000
                                                             -------------    ------------      -------------

         Reported earnings/(loss) before cumulative
             effect of accounting change                        $    0.80       $   (0.47)         $    0.07
         Add back: Goodwill amortization                               --            0.07               0.06
                                                             -------------    ------------      -------------

         Adjusted earnings/(loss) before cumulative
             effect of accounting change                        $    0.80       $   (0.40)         $    0.13
                                                             =============    ============      =============

         Reported net income/(loss)                             $    0.80       $   (0.56)         $    0.07
         Add back: Goodwill amortization                               --            0.07               0.06
                                                             -------------    ------------      -------------

         Adjusted net income/(loss)                             $    0.80       $   (0.49)         $    0.13
                                                             =============    ============      =============


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


9.       Borrowings:
         ----------

         Borrowings consist of the following at December 31:

                                                                 2002                            2001
                                                     -----------------------------  -------------------------------
                                                          Amount       Average           Amount        Average
                                                      (In Thousands)     Rate        (In Thousands)      Rate
                                                     -----------------------------  -------------------------------
           Revolver                                    $    14,000       3.92%        $    10,000         6.55%
           Note payable                                    203,207       3.62%             48,731         6.98%
           Mortgage warehouse facilities                   145,758       4.07%            430,169         5.13%
           Subordinated note payable                        43,750       8.50%             43,750         8.50%
           Series 2000-A bonds payable                     261,369       7.94%            270,392         7.93%
           Series 2001-4 bonds payable                      38,441       8.90%             40,311         8.90%
           Series 2001 bonds payable                       124,698       2.28%            130,362         2.82%
                                                   ----------------              -----------------

                                                       $   831,223                    $   973,715
                                                   ================              =================



         Borrowing resources at December 31, 2002 include:

                                                                       (In Thousands)
                                                              ---------------------------------
                                                                 Balance
                                                               Outstanding          Capacity          Maturity
                                                              --------------      -------------    ----------------

           Liquidity facility                                     $      --           $ 10,000      October 2003
           Revolver                                                  14,000             30,000      October 2003
           Note payable                                             203,207            203,207        June 2007
           Mortgage warehouse facilities                            145,758            385,000         Annual
           Subordinated note payable                                 43,750             43,750        June 2007
           Series 2000-A bonds payable                              261,369            261,369        2009-2017
           Series 2001-4 bonds payable                               38,441             38,441        2009-2013
           Series 2001 bonds payable                                124,698            124,698      October 2006
                                                              --------------      -------------

                                                                  $ 831,223         $1,096,465
                                                              ==============      =============

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


9.       Borrowings - Continued:
         ----------------------

         CNL-RP entered into a note payable (the "Note Payable") in 1999 in the amount of $147.0 million. During 2001 and 2000, CNL-RP applied proceeds received from the issuance of bonds to pay down the note. Borrowings under the note bore interest at the rate of the lender's commercial paper plus 56 basis points per annum. During 2002, CNL-RP used net sales proceeds from the sales of properties and paid off the entire outstanding principal balance relating to the Note Payable. In June 2002, the Company entered into a loan and security agreement with Nieuw Amsterdam Receivables Corporation with an initial borrowing amount of $207 million that bears interest at a rate of weighted average commercial paper plus 1.25 percent per annum (the "Note Payable"). Collateral for the Note Payable consists of 181 mortgage loans that had a carrying value of $236.1 million at December 31, 2002. The Company used the proceeds from the new facility to refinance a pool of franchise loans formerly held on its other mortgage warehouse facilities. The loan agreement has an initial term of five years with a renewal provision based on the Company's request and the lender's consent.

         Collateral and covenants:

         The Revolver bears interest at a rate of LIBOR plus 225 basis points per annum and includes financial covenants that provide for the maintenance of certain financial ratios. The Company was in compliance with all covenants as of December 31, 2002.

         CNL-FN maintains mortgage warehouse facilities which have a total borrowing capacity of $385.0 million at December 31, 2002 and bear interest at a weighted average rate of 4.07 percent. In October 2001, the Company entered into a guaranty related to removal or disposition of approximately $187.0 million of mortgage loans by October 2002 and CNL-RP provided a $15 million guaranty related to the removal or disposition. In June 2002, the bank agreed to reduce the total amount of loans to be removed from the mortgage warehouse facilities to $162 million. As of December 31, 2002, the Company had successfully refinanced the $162 million in loans, the guaranty had been reduced to $2 million and the bank had agreed to finance the remaining loans until November 2003.

         In June 2000, CNL-FN entered into a $43.75 million senior subordinated note payable with Bank of America that bears interest at a rate of 8.50 percent per annum. The principal balance together with unpaid interest is due in full in 2007. In October 2001, the Company agreed to a $15 million guaranty by CNL-RP for a portion of the subordinated note. As a result of the removal of certain loans from the mortgage warehouse facility in June of 2002 and the achievement of certain earnings targets, the guaranty was removed in October of 2002. The subordinated note payable has a conversion feature to allow Bank of America, subsequent to a specified conversion date, to have the outstanding note converted into 13.1 percent of additional limited partnership interests in CFN LP. As of December 31, 2002, Bank of America had not exercised its conversion option.

         The Company is obligated under the provisions of its mortgage warehouse facilities and its Note Payable to pay down certain debt associated with borrower delinquencies or defaults within a required time frame. Most properties acquired on the mortgage warehouse facilities are required to be sold within a certain time frame. Any delinquency, default or delay in the resale of properties financed through one of these facilities would generally result in an immediate pay-down of the related debt.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


9.       Borrowings - Continued:
         ----------------------

         Collateral for the Series 2000-A bonds consist of 258 commercial real estate properties operated as restaurants leased to tenants, with a carrying value of $341.3 million at December 31, 2002. The Series 2000-A bonds bear interest at a weighted average fixed rate of 7.94 percent per annum. The bond indenture provides for an optional redemption at their remaining principal balance when remaining rents due under the leases that serve as collateral are less than ten percent of the aggregate initial rents due under the leases.

         Collateral for the Series 2001-4 bonds consists of 62 mortgage loans that had a carrying value of approximately $57.9 million as of December 31, 2002. The Series 2001-4 bonds bear interest at a rate of 8.90 percent per annum. The bond indenture requires monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture also provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than ten percent of the aggregate amounts due under the loans at the time of issuance.

         Collateral for the Series 2001 bonds consist of 119 commercial real estate properties operated as restaurant units which have a carrying value of approximately $187.4 million as of December 31, 2002. The bonds are scheduled to amortize over a 15-year period, but mature over five years. The 2001 bonds bear interest at a rate of LIBOR plus 48 basis points per annum. The Company entered into an interest rate cap agreement with a strike rate of 4.5 percent to protect against future increases in LIBOR.

         The following schedule of maturities on outstanding indebtedness does not reflect the annual extensions on the warehouse facilities but assumes that bonds payable amortize in accordance with estimated payment amounts:

                                                          (In Thousands)
                                                        --------------------

                     2003                                      $    182,353
                     2004                                            25,654
                     2005                                            28,962
                     2006                                           134,474
                     2007                                           231,039
                     Thereafter                                     228,741
                                                        --------------------

                                                               $    831,223
                                                        ====================

         In the event the mortgage warehouse lenders grant extensions, outstanding indebtedness of approximately $36.4 million and $109.4 million currently reflected as due in March and in November 2003, respectively, will be renewed and extended to March and November 2004, respectively. As of February 5, 2003, management of the Company had not completed the negotiations for the renewal of the mortgage warehouse facility maturing on March 25, 2003. Management of the Company believes that the mortgage warehouse lender will grant a one year extension to the Company.

         Management believes that net carrying value of the debt approximates fair value based on current rates at which similar loans would be made to the Company at similar credit levels and similar maturities.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


10.      Income Tax:
         -----------

         The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income to its stockholders. As a REIT the Company generally will not be subject to corporate level federal income tax on net income it distributes to its stockholders, except taxes applicable to its taxable REIT subsidiaries ("TRSs") as described below. This benefit allows earnings from a REIT to be subject to federal taxation at the stockholder level, and avoids the typical double taxation applicable to most corporations. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for four subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

         The Company has continued to maintain a stable level of stockholder distributions despite reserves for real estate impairments and loan losses that were recorded in each of the three years presented, with the most significant amounts recorded in 2001. These losses in some cases also qualified for an income tax deduction, although generally a deduction is only allowed when a loss is actually realized upon the sale of the related asset. Some of the reserves established in 2001, for example, led to tax deductions in 2002.

         Further, earnings that result from operations within a REIT's TRS are not included in the REIT's taxable income until the TRS actually makes a distribution to the REIT. The earnings of CNL-FNC in 2002 of $12.6 million for example do not increase the REIT's 2002 taxable income because CNL-FNC has not made a distribution of its earnings.

         These real estate impairment and loan losses, when considered along with the fact that CNL-FNC has not distributed its earnings, contribute to declining levels of REIT taxable income over the periods presented. REIT taxable income also reflects differences in non-cash charges, including depreciation and amortization. The stockholder distributions in the three years presented therefore consists of return of capital in addition to ordinary income as follows:

                                         2002                       2001                      2000
                                 ----------------------     ----------------------    ----------------------
                                   Amount        Rate         Amount        Rate        Amount        Rate
                                 ----------   ---------     ----------   ---------    ----------   ---------
         Ordinary income            $   --          --         $0.318       20.9%        $0.606       39.7%
         Return of capital           1.525      100.0%          1.207       79.1%         0.919       60.3%
                                 ----------   ---------     ----------   ---------    ----------   ---------
                                    $1.525      100.0%         $1.525      100.0%        $1.525      100.0%
                                 ==========   =========     ==========   =========    ==========   =========

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


10.      Income Tax - Continued:
         ----------------------

         Stockholder distributions that are characterized as return of capital are generally non-taxable to the stockholder and the amount reduces the stockholder's basis in Company stock. Since distributions commenced in 1995 a portion of each year's distribution has been characterized as a return of capital. To illustrate, a stockholder's tax basis in a share of stock purchased in 1995 would have been reduced by approximately $4.42 in aggregate amounts of return of capital through December 31, 2002. Each stockholder must maintain records of the purchase price, distributions received, and the applicable tax treatment of such distributions in order to determine the gain or loss upon sale of Company stock.

         For income tax purposes  the Company has two taxable REIT  subsidiaries
         (TRSs) in which activities of the specialty finance segment and select activities of the real estate segment are conducted. Prior to January 1, 2001, Company subsidiaries were not subject to federal income tax.

         Loan valuation adjustments, loss reserves, loan fees, and depreciation, among other items, are treated differently for tax than for financial reporting purposes. In the aggregate, the Company's TRSs have an excess of available future deductible items over future taxable items and as such may more fully benefit from these items when the related subsidiaries produce a greater level of taxable income. The subsidiaries involved do not have sufficient historical earnings on which to expect a full potential future benefit of these future deductions. Therefore the Company has recorded an allowance against a portion of the deferred tax asset associated with the future deductible items.

         The consolidated provision for federal income taxes differs from the amount computed by applying the statutory federal income tax rate to the earnings of the CNL-FNC segment and the earnings of the real estate sector TRS as follows:

                                                           2002                             2001
                                               -----------------------------    ------------------------------
                                                    Amount                           Amount
                                                (In Thousands)       Rate        (In Thousands)        Rate
                                               -----------------    --------    -----------------    ---------
         Expected tax at US statutory rate            $    4,012         34%          $     136           34 %
         Adjustments:
            Goodwill amortization                             --         --                 902          226
            Unconsolidated affiliates                      1,560         13              (1,228)        (308)
            Other                                             74          1                  --           --
         Change in valuation allowances                   (5,646)       (48)                190           48
                                               -----------------    --------    -----------------    ---------
         Provision for income taxes                     $    --          -- %         $      --           -- %
                                                =================    ========    =================    =========

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


10.      Income Tax - Continued:
         ----------------------

         The components of the net deferred tax asset effective for periods after December 31, 2000 are as follows:

                                                                              (In Thousands)
                                                                          2002              2001
                                                                     -------------    ---------------
         Deferred tax asset:
                Cash flow hedge related difference                       $   5,789    $           --
                Loan valuation and related hedge differences                 1,899             5,808
                Loan origination fees                                          619               590
                Real estate loss reserves                                      300                85
                Reserve for investment losses                                  736               736
                Net operating losses                                           250               270
                Other                                                          (19)              214
                                                                     -------------    ---------------
                Total                                                        9,574             7,703
         Valuation allowance                                                (7,846)           (7,703)
                                                                     -------------    ---------------
                      Net recorded deferred tax asset                    $   1,728    $           --
                                                                     =============    ===============

         The income tax provision consists of the following components:

                                                        (In Thousands)
                                                    2002              2001*
                                                -------------    ---------------
         Current:
                Federal                             $   1,487           $    --
                State                                     241                --
                                                -------------    ---------------
                                                        1,728                --
                                                -------------    ---------------
         Deferred:
                Federal                                (1,487)               --
                State                                    (241)               --
                                                -------------    ---------------
                                                       (1,728)               --
                                                -------------    ---------------
         Total Provision                        $         --            $    --
                                                =============    ===============

         * The TRS returns filed for the year ended December 31, 2001 reflected a net operating loss therefore no current taxes were payable at December 31, 2001 and for reasons stated above, there was no tax benefit recorded for the loss or other future deductible items.

11.      Distributions:
         -------------

         For the years ended December 31, 2002, 2001 and 2000, approximately 0 percent, 21 percent and 40 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 100 percent, 79 percent and 60 percent, respectively, were considered a return of capital for federal income tax purposes. The Company has continued to declare and pay distributions to its stockholders that are primarily funded by distributions from CNL-RP. The Company elected to reinvest the earnings of the specialty finance segment during 2002. The remainder of the distributions were funded by sales of its common stock to the Company's Chairman through a private company affiliate, CNL Financial Group, Inc. ("CNL Financial Group"), and loans from CNL Financial Group that the Company expects to convert into its common stock.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


12.      Related Party Transactions:
         --------------------------

         The following table and disclosures that follow summarize the related party transactions with affiliated entities for the years ended December 31:

                                                                              (In Thousands)
                                                               ---------------------------------------------
               Amounts received (paid):                            2002            2001           2000
                                                               -------------- --------------- --------------
               Services purchased from affiliates (1)              $  (3,954)      $  (4,564)     $  (4,492)

               Rental and other expenses to affiliates for         $  (1,479)      $  (1,237)     $    (986)
                  office space (2)

               Servicing fees from affiliates (3)                  $   2,255       $   2,173      $   1,560

               Interest income from an affiliated joint
                  venture (4)                                      $     998       $   2,024      $     150

               Sale  of properties to an  affiliate (5)            $  25,857       $  13,430      $      --

               Sale of equipment leases to an affiliate (6)        $      --       $   1,100      $      --


         (1) Services purchased from affiliates include human resources, tax planning and compliance, computer systems support, investor relations and other services.

         (2) In May 2002, the Company purchased a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (the "Plaza") for $0.2 million. Affiliates of James M.
               Seneff, Jr., an officer and director of the Company own the remaining partnership interests. The Company has severally guaranteed 8.33 percent or $1.3 million of a $15.5 million unsecured promissory note on behalf of the Plaza. The guaranty continues through the loan maturity in November 2004. The Company received distributions of $0.1 million during the year ended December 31, 2002 from the Plaza. Since November 1999, the Company has leased its office space from CNL Plaza, Ltd., an affiliate of a member of the Company's board of directors. The Company's lease expires in 2014 and provides for scheduled rent increases over the term of the lease. Rental and other expenses for the years ended December 31, 2002, 2001 and 2000 include accrued rental expense (the additional rent expense resulting from the straight-lining of scheduled rent increases over the term of the lease) and executory costs. Future commitments due under the office space operating lease are as follows:

                                                     (In Thousands)
                                                   -------------------


                2003                                $       1,074
                2004                                        1,106
                2005                                        1,139
                2006                                        1,173
                2007                                        1,209
                Thereafter                                  9,257
                                                   -------------------
                                                    $      14,958
                                                   ===================

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


12.      Related Party Transactions - Continued:
         --------------------------------------

         (3) Property management and other administrative services provided to affiliates investing in restaurant net lease properties and loans.

         (4) Interest income ranging from 9.1 to 10.0 percent received from loans made to an affiliated unconsolidated joint venture. The outstanding loan balance at December 31, 2002, 2001 and 2000 was $11.1 million, $16.7 million and $6.9 million, respectively.

         (5) Proceeds received from affiliates from the sale of 22 properties and 11 properties during 2002 and 2001, respectively, for which the Company recorded losses of $0.9 million and gains of $0.1 million, respectively.

         (6)   Proceeds   received   from  an  affiliate  for  the  purchase  of
               collection rights of the current and future cash flows of three equipment leases, for which no gain or loss was recognized.

         During the year ended  December  31,  2001 CNL  Financial  Group,  Inc.
         (CFG), an affiliate, advanced $6.0 million to the Company in the form of a demand balloon promissory note. The loan bore interest at a rate of LIBOR plus 2.5 percent. During the year ended December 31, 2001, the Company converted the outstanding principal balance plus accrued interest under the advances into 359,722 shares of Company stock. During 2001, the Company also issued 220,000 shares to CFG in exchange for $3.7 million paid to the Company in cash. As of December 31, 2001, CFG had advanced an additional $2.7 million under the same terms as the previous advances. During 2002, CFG advanced an additional $7.5 million to the Company under the same terms of the previous advances. In June 2002, the Company converted the $10.3 million of outstanding principal plus accrued interest under the advances, into 604,177 shares of stock. During September 2002 the Company also issued 569,177 additional shares to CFG in exchange for $9.75 million paid to the Company in cash. As of December 31, 2002, CFG had advanced an additional $4.25 million to the Company under the same terms of the previous advances.

         During the year ended December 31, 2002 CNL-FN acquired a portfolio of 109 real estate properties, which have been classified as held for sale, for approximately $117 million by acquiring all of the limited partner and general partners interests in CNL Net Lease Investors, LP, ("NLI"). Eight of the properties acquired were vacant and the remaining 101 properties were leased to restaurant operators under triple-net leases, meaning that the tenant is responsible for costs such as repairs, maintenance, property taxes, utilities and insurance. The Chairman of the Board and Vice Chairman of the Board of Directors of the Company, through an affiliate, owned the .01 percent general partner interest in NLI prior to the acquisition by CNL-FN and agreed to waive their rights to benefit from the transaction.

         During the year ended December 31, 2002, a tenant and borrower of the Company assigned loans in the amount of $7.5 million to Restaurants Acquisitions I, LLC, an affiliate of the Company. The Company agreed to the assignment and advanced an additional $3.6 million to the affiliate in exchange for an $11.1 million participating note. The note bears interest at a rate of ten percent per annum and matures on May 1, 2014. The participating note entitles the Company to receive a percentage of all cash flows generated by the borrower on a quarterly basis until the note matures. The Company earned $0.7 million in interest income from the affiliate during 2002.

         During the year ended December 31, 2001, an affiliate advanced approximately $5.8 million to Phoenix Restaurant Group, Inc. and its subsidiaries (collectively referred to as "PRG"), a tenant and borrower of the Company. PRG used these proceeds to pay outstanding obligations, including obligations to the Company.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


13.      Concentration of Credit Risk:
         ----------------------------

         No individual lessee or borrower (or affiliated groups of lessees or borrowers) or restaurant chains represented more than ten percent of the Company's revenues relating to its properties, loans and secured equipment leases during the years ended December 31, 2002, 2001 or 2000.

         Although the Company's properties are geographically diverse throughout the United States and lessees and borrowers operate a variety of restaurant concepts, 17 restaurant chains constitute 74 percent of the Company's properties. Failure of any one of these restaurant chains or any significant lessees or borrowers could significantly impact results of operations if the Company is not able to timely protect its interest.

14.      Segment Information:
         -------------------

         In June 1, 2000, the Company created separate legal entities to operate and measure two distinct lines of business. These entities are CNL-RP and CNL-FNC. CNL-RP is the parent company of CNL-APF Partners LP which is a real estate company that oversees real estate, mortgage and equipment loans generally until maturity. CNL-FNC is the parent of CNL Franchise Network, LP which is a specialty finance company focused on delivering financial solutions in the forms of financing, servicing, advisory and other services to restaurant operators. CNL-FNC delivers these solutions primarily by acquiring restaurant real estate properties which have been subject to a triple-net lease, utilizing short-term debt and selling such properties at a profit generally within one year.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


14.      Segment Information - Continued:
         -------------------------------

         The following tables summarize the results for the years 2002, 2001 and 2000 for CNL-RP and CNL-FNC. Consolidating eliminations and other results of the parent of CNL-RP and CNL-FNC are reflected in the "other" column.

                                                                     Year Ended December 31, 2002
                                                                            (In Thousands)
                                                     --------------------------------------------------------------
                                                                                                    Consolidated
                                                       CNL-RP        CNL-FNC          Other            Totals
                                                     ------------  ------------   --------------  -----------------
          Revenues                                      $ 92,505     $ 233,605       $   (1,811 )      $   324,299
                                                     ------------  ------------   --------------  -----------------

          Cost of real estate sold                            --       175,185               --            175,185
          General operating and administrative            12,254        23,083             (985 )           34,352
          Interest expense                                30,546        28,792             (558 )           58,780
          Property expenses, state and other
                taxes                                      3,221           315               --              3,536
          Depreciation and amortization                   12,611         1,243             (121 )           13,733
          Provision for loss on loans                         --         3,099               --              3,099
          Impairment provisions                            7,959           680               --              8,639
          Loss on sale of assets                             330            17               --                347
          Minority interest and equity in
                 Earnings                                    582          (369 )             --                213
                                                     ------------  ------------   --------------  -----------------
                                                          67,503       232,045           (1,664 )          297,884
                                                     ------------  ------------   --------------  -----------------

          Discontinued operations:
              Earnings/(loss) from discontinued
                 operations, net                          (5,126 )       3,233               --             (1,893 )
              Gain on disposal of discontinued
                 operations, net                           3,294         7,774               --             11,068
                                                     ------------  ------------   --------------  -----------------
                                                          (1,832 )      11,007               --              9,175
                                                     ------------  ------------   --------------  -----------------

          Net income/(loss)                             $ 23,170      $ 12,567        $    (147 )      $    35,590
                                                     ============  ============   ==============  =================


          Assets at December 31, 2002                  $ 833,350     $ 554,721       $   (4,013 )     $  1,384,058
                                                     ============  ============   ==============  =================
          Investments accounted for under
               the equity method at
               December 31, 2002                        $  1,156       $   440          $    --         $    1,596
                                                     ============  ============   ==============  =================
          Additions to long-lived assets:
               Real estate                              $  7,212        $   --          $    --         $    7,212
                                                     ============  ============   ==============  =================


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


14.      Segment Information - Continued:

                                                                     Year Ended December 31, 2001
                                                                            (In Thousands)
                                                     -------------------------------------------------------------
                                                                                                    Consolidated
                                                       CNL-RP        CNL-FNC          Other            Totals
                                                     ------------  ------------   --------------   ----------------
          Revenues                                      $ 92,339     $ 168,317       $   (3,821 )       $  256,835
                                                     ------------  ------------   --------------   ----------------

          Cost of real estate sold                            --        97,587               --             97,587
          General operating and
               administrative                              8,991        22,595           (1,199 )           30,387
          Interest expense                                36,652        32,446             (727 )           68,371
          Property expenses, state and other
               taxes                                       2,702           176              214              3,092
          Depreciation and amortization                   12,850         5,438              (75 )           18,213
          Loss on investment in securities                    --           122               --                122
          Loss on termination of cash flow
               hedge                                       1,643         6,417               --              8,060
          Provision for loss on loans                     28,200            --               --             28,200
          Impairment provisions                           16,632           268               --             16,900
          Loss on sale of assets                           1,116            21               --              1,137
          Minority interest and equity in
               earnings                                      132          (996 )             --               (864 )
          Cumulative effect of accounting
               change                                         --         3,841               --              3,841
                                                     ------------  ------------   --------------   ----------------
                                                         108,918       167,915           (1,787 )          275,046
                                                     ------------  ------------   --------------   ----------------
          Discontinued operations:
              Loss from discontinued
                 operations, net                          (6,241 )          --               --             (6,241 )
                                                     ------------  ------------   --------------   ----------------

          Net income/(loss)                            $ (22,820 )     $   402       $   (2,034 )      $   (24,452 )
                                                     ============  ============   ==============   ================


          Assets at December 31, 2001                  $ 920,421     $ 642,641       $   (3,948 )      $ 1,559,114
                                                     ============  ============   ==============   ================
          Investments accounted for under
               the equity method at
               December 31, 2001                        $  1,058       $   751          $    --         $    1,809
                                                     ============  ============   ==============   ================
          Additions to long-lived assets:
               Real estate                              $  3,769      $ 22,283          $    --         $   26,052
                                                     ============  ============   ==============   ================


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


14.      Segment Information - Continued:
         -------------------------------

                                                                 Year Ended December 31, 2000
                                                                        (In Thousands)
                                             ----------------------------------------------------------------------
                                                                                                     Consolidated
                                               CNL-RP (a)       CNL-FNC (a)         Other (b)           Totals
                                             ---------------  ----------------   ----------------   ----------------
        Revenues                                 $   44,900        $   14,884        $    49,713       $   109,497
                                             ---------------  ----------------   ----------------   ---------------
        General operating and
             administrative                           6,127            11,297              7,515            24,939
        Interest expense                             18,626            12,789             15,529            46,944
        Property expenses, state and
        other taxes                                   2,882                --                729             3,611
        Depreciation and amortization                 5,529             2,570              8,302            16,401
        Transaction costs                             7,094               701              2,520            10,315
        Loss on investment in
             securities                                  --             5,348                 --             5,348
        Provision for loss on loans                      --                --              1,804             1,804
        Impairment provisions                         2,147                --                 67             2,214
        Loss on sale of assets                          498                --                223               721
        Minority interest and equity in
             earnings                                (5,324 )          (1,171 )            5,374            (1,121 )
                                             ---------------  ----------------   ----------------   ---------------
                                                     37,579            31,534             42,063           111,176
                                             ---------------  ----------------   ----------------   ---------------
        Discontinued operations:
            Earnings from discontinued
               operations, net                        4,606                --                 --             4,606
                                             ---------------  ----------------   ----------------   ---------------

        Net income/(loss)                        $   11,927       $   (16,650 )       $    7,650        $    2,927
                                             ===============  ================   ================   ===============


        Assets at December 31, 2000              $  991,236       $   606,522         $    1,745      $  1,599,503
                                             ===============  ================   ================   ===============
        Investments accounted for
             under the equity method at
             December 31, 2000                   $    1,067          $     --           $     --        $    1,067
                                             ===============  ================   ================   ===============
        Additions to long-lived assets:
             Real estate                         $   15,792       $   109,897        $    50,581       $   176,270
                                             ===============  ================   ================   ===============

         (a) Represents the period from June 1, 2000 (the date that the separate segments were created) through December 31, 2000.

         (b) Represents the period from January 1, 2000 through May 31, 2000, prior to the formation of the separate segments. This column also reflects consolidating eliminations and other results of the parent of CNL-RP and CNL-FNC for the period from June 1, 2000 through December 31, 2000.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


15.      Commitments and Contingencies:
         -----------------------------

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants. These commitments, including development agreements, if accepted by the potential borrowers, obligate the Company to provide funding. At December 31, 2002, the Company had committed to fund $9 million to qualified tenants.


16.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each fiscal quarter during the years ended December 31, 2002 and 2001:

                                                          (In Thousands except for per share data)

                  2002 Quarter                 First        Second          Third        Fourth          Year
        ---------------------------------    ----------   ------------    ----------    ----------    -----------
        Continuing operations:
            Revenues (1)                        $70,233      $ 136,133       $63,049      $ 54,884      $ 324,299
                                             ==========   ============    ==========    ==========    ===========

            Earnings/(loss) from
               continuing operations,
               net (1)                           $7,075       $ 14,346       $ 8,198       $(3,204  )    $ 26,415

        Discontinued operations:
            Earnings/(loss) and gains
              from discontinued
              operations, net (1)                  (643 )          696         3,045         6,077          9,175
                                             ----------   ------------    ----------    ----------    -----------

        Net Income                               $6,432       $ 15,042       $11,243       $ 2,873       $ 35,590
                                             ==========   ============    ==========    ==========    ===========

        Earnings/(loss) per share:

            Continuing operations (1)            $ 0.16        $  0.32       $  0.18       $ (0.07  )     $  0.59
                                             ==========   ============    ==========    ==========    ===========

            Discontinued operations (1)         $ (0.01   )    $  0.02       $  0.07        $ 0.13        $  0.21
                                             ==========   ============    ==========    ==========    ===========


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


16.      Selected Quarterly Financial Data - Continued:
         ---------------------------------------------


                                                            (In Thousands except for per share data)

                  2001 Quarter                 First         Second         Third       Fourth             Year
        ---------------------------------    ----------     ----------    ----------    -----------    -------------
        Continuing operations:
            Revenues (1)                       $ 43,800       $ 39,086       $38,006      $ 135,943        $ 256,835
                                             ==========     ==========    ==========    ===========    =============

            Earnings/(loss) from
              continuing operations,
              net (1)                           $ 9,751        $ 4,339    $ (25,941    )  $ (2,519 )   $   (14,370  )

        Discontinued operations:
            Earnings/(loss) from
              discontinued
              operations, net (1)                 2,264            856        (1,703 )      (7,658 )         (6,241 )
                                             ----------     ----------    ----------    -----------    -------------

        Earnings/(loss) before
            cumulative effect of
            accounting change                    12,015          5,195       (27,644   )   (10,177)         (20,611 )

        Cumulative effect of
            accounting change                    (3,841 )           --            --             --          (3,841 )
                                             ----------     ----------    ----------    -----------    -------------

        Net income/(loss)                       $ 8,174     $   5,195       $(27,644 )  $  (10,177 )    $   (24,452 )
                                             ==========     ==========    ==========    ===========    =============


        Earnings/(loss) per share:

        Continuing operations (1)                $ 0.22         $ 0.10       $ (0.59 )  $   (0.06  )          (0.33 )
                                             ==========     ==========    ==========    ===========    =============

        Discontinued operations (1)              $ 0.05         $ 0.02       $ (0.04 )  $   (0.17  )   $       (0.14 )
                                             ==========     ==========    ==========    ===========    =============

        Cumulative effect of
            accounting change                   $ (0.09 )       $   --       $    --    $      --       $      (0.09 )
                                             ==========     ==========    ==========    ===========    =============


         (1) The results of operations relating to properties that were either disposed of or that were classified as held for sale during the year ended December 31, 2002 are reported as discontinued operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 11. Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 13. Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 14.  Controls and Procedures

         The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the Company have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the date of the above evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Consolidated Financial Statements

                  Report of Independent Certified Public Accountants.

                  Consolidated Balance Sheets at December 31, 2002 and 2001.

                  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Stockholders' Equity and Comprehensive Income/(Loss) for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                  Notes to Consolidated Financial Statements.

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002.

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002.

                  Schedule IV - Mortgage Loans on Real Estate at December 31, 2002.

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

                  10.18 Amended and Restated Credit and Reimbursement Agreement by and among CNL APF Partners, LP, CNL APF LP Corp., CNL APF GP Corp., Bank of America, N.A. and Bank of America Securities LLC, dated as of June 15, 2000 (included as Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

                  10.19 Employment Agreement by and between Michael Wood and the Registrant, dated August 31, 1999 (included as
                           Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.20 Employment Agreement by and between Brent Heaton and the Registrant, dated September 29, 1999 (included as
                           Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.21 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Curtis McWilliams (included as Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical
                           Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1,
                           1999), John Walker (dated November 3, 1999), Barry Goff (dated November 1, 1999), and Brent Heaton (dated November 3, 1999).

                  10.22 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Robert Chapin (included as Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical
                           Addendum relating to their respective employment agreements: Howard Singer (dated November 1, 1999), Michael Wood (dated November 8, 1999) and Timothy Neville (dated November 24, 1999).

                  10.23 Second Addendum to Employment Agreement dated as of June 16, 2000, between the Registrant and Curtis McWilliams (included as Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements: Howard Singer (dated June 19, 2000), Robert Chapin (dated June 20,
                           2000) and Brent Heaton (dated October 30, 2000).

                  10.24 Second Addendum to Employment Agreement dated as of August 20, 2000, between the Registrant and Barry Goff (included as Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.25 Second Addendum to Employment Agreement dated as of September 1, 2000, between the Registrant and Steve Shackelford (included as Exhibit 10.25 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.26 Second Addendum to Employment Agreement dated as of 2000, between the Registrant and Timothy Neville (included as Exhibit 10.26 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.27 Second Addendum to Employment Agreement dated as of October 24, 2000, between the Registrant and Michael Wood (included as Exhibit 10.27 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.28 Second Addendum to Employment Agreement dated as of October 25, 2000, between the Registrant and John Walker (included as Exhibit 10.28 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.29 Amended and Restated Master Purchase Agreement dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, (included as Exhibit 10.29 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

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

                  21       Subsidiaries of the Registrant (filed herewith).

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

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.

                                     CNL AMERICAN PROPERTIES FUND, INC.

                                     By:

                                        /s/ JAMES M. SENEFF, JR.
                                        ---------------------------------
                                        James M. Seneff, Jr.
                                        co-Chief Executive Officer


                                        /s/ CURTIS B. McWILLIAMS
                                        ---------------------------------
                                        Curtis B. McWilliams
                                        co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                                         Title                                Date

/s/ JAMES M. SENEFF, JR.                         Director, Chairman of the Board and            March 14, 2003
---------------------------------------------
James M. Seneff, Jr.                             co-Chief Executive Officer
                                                 (Principal Executive Officer)


/s/ CURTIS B. McWILLIAMS                         co-Chief Executive Officer                     March 14, 2003
---------------------------------------------
Curtis B. McWilliams                             (Principal Executive Officer)



/s/ STEVEN D. SHACKELFORD                        Executive Vice President,                      March 14, 2003
---------------------------------------------
Steven D. Shackelford                            Chief Administrative Officer,
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer

/s/ ROBERT A. BOURNE                             Director                                       March 14, 2003
---------------------------------------------
Robert A. Bourne



/s/ G. RICHARD HOSTETTER                         Director                                       March 14, 2003
---------------------------------------------
G. Richard Hostetter



/s/ J. JOSEPH KRUSE                              Director                                       March 14, 2003
---------------------------------------------
J. Joseph Kruse



/s/ RICHARD C. HUSEMAN                           Director                                       March 14, 2003
---------------------------------------------
Richard C. Huseman




                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Co-Chief Executive Officer of CNL American Properties Fund, Inc. certify that:

            1. I have reviewed this annual report on Form 10-K of CNL American Properties Fund, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

            6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 14, 2003


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Co-Chief Executive Officer

                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Curtis B. McWilliams, the Co-Chief Executive Officer of CNL American Properties Fund, Inc. certify that:

            1. I have reviewed this annual report on Form 10-K of CNL American Properties Fund, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

            6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 14, 2003


/s/ Curtis B. McWilliams
Curtis B. McWilliams
Co-Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Steven D. Shackelford, Chief Financial Officer of CNL American Properties Fund, Inc. certify that:

           1. I have reviewed this annual report on Form 10-K of CNL American Properties Fund, Inc.;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

           6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 14, 2003


/s/ Steven D. Shackelford
Steven D. Shackelford
Executive Vice President, Chief Administrative Officer,
Chief Financial Officer, Secretary and Treasurer

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2002, 2001 and 2000



                                                       Additions                        Deductions
                                              -----------------------------    ------------------------------

                                Balance at     Charged to     Charged to         Deemed                            Balance
                                Beginning      Costs and        Other           Uncollec-                          at End
  Year        Description        of Year        Expenses       Accounts           tible          Collected         of Year
---------   -----------------  -------------  -------------  --------------    -------------    -------------  ---------------
  2000      Allowance for
                doubtful
                accounts (a)     $5,189,216    $1,678,144     $ 5,414,580  (b)   $ 543,173  (c)   $1,069,187      $ 10,669,580
                               =============  =============  ==============    =============    =============  ===============

  2001      Allowance for
                doubtful
                accounts (a)    $10,669,580     $ 452,276     $ 1,371,314  (b)  $2,557,461  (c)   $4,119,549       $ 5,816,160
                               =============  =============  ==============    =============    =============  ===============

  2002      Allowance for
                doubtful
                accounts (a)     $5,816,160     $ 627,288     $ 2,767,324  (b)  $4,407,755  (c)   $1,205,821       $ 3,597,196
                               =============  =============  ==============    =============    =============  ===============


 (a)  Deducted from receivables and accrued rental income on the balance sheet.

 (b)  Reduction of rental, earned and other income.

 (c)  Amounts written off as uncollectible.

               CNL AMERICAN PROPERTIES FUND, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002



                                                                                      Costs Capitalized
                                                                    Initial Cost   Subsequent to Acquisition
                                                               ---------------------  -------------------
                                         Impair-     Encum-            Buildings and  Improve-   Carrying
                                          ment      brances    Land    Improvements     ments     Costs
                                          ----     --------    -----   ------------     ------    ------
Properties the Company
     has invested in Under
     Operating Leases:


Applebee's Restaurants:
     Antioch, Tennessee                     -         (i)      609,696      770,331            -     -
     Clarksville, Tennessee                 -         (i)      556,070      983,010            -     -
     Columbia, Tennessee                    -         (i)      625,868      936,068            -     -
     Cookeville, Tennessee                  -         (i)      489,867    1,003,630            -     -
     Hendersonville, Tennessee              -         (i)      549,651      966,628            -     -
     Hermitage, Tennessee                   -         (i)      735,272      827,474            -     -
     Hopkinsville, Kentucky                 -         (i)      390,058      943,019            -     -
     Lebanon, Tennessee                     -         (i)      568,168      925,046            -     -
     Madison, Tennessee                     -         (i)      740,165      835,996            -     -
     Montclair, California                  -           -      874,094            -      880,494     -
     Moscow, Idaho                          -           -      537,410    1,193,850            -     -
     Rockford, Illinois                     -         (i)      603,828            -            -     -
     Salem, Oregon                          -           -      778,321            -    1,153,535     -

Arby's Restaurants:
     Allen, Texas                           -         (i)      508,994            -            -     -
     Arab, Alabama                          -         (i)      230,720      455,946            -     -
     Atlanta, Georgia                       -         (i)      648,459            -      655,353     -
     Auburndale, Florida                    -         (i)      326,788      391,270            -     -
     Avon, Indiana                          -         (i)      338,486      497,282            -     -
     Bartow, Florida                        -         (i)      226,428      414,175            -     -
     Brooksville, Florida                   -         (i)      266,606      421,780            -     -
     Brooksville, Florida                   -         (i)      248,277      368,959            -     -
     Canton, Georgia                        -         (i)      586,476            -      606,850     -
     Columbus, Ohio                         -         (i)      441,770            -      594,458     -
     Columbus, Ohio                         -         (i)      483,868            -      576,483     -
     Douglasville, Georgia                  -         (i)      708,710            -      546,363     -
     Flower Mound, Texas                    -         (i)      434,130            -      618,352     -
     Grand Rapids, Michigan                 -         (i)      312,670            -            -     -
     Greensboro, North Carolina             -         (i)      363,478      404,650            -     -
     Greenville, North Carolina             -         (i)      277,986      490,143            -     -
     Hudson, Florida                        -         (i)      270,539      488,818            -     -
     Indianapolis, Indiana                  -         (i)      439,935            -      677,335     -
     Jonesville, North Carolina             -         (i)      228,364      539,764            -     -
     Kernersville, North Carolina           -         (i)      273,325      413,077            -     -
     Kinston, North Carolina                -         (i)      268,545      485,160            -     -
     Lakeland, Florida                      -         (i)      235,996      452,008            -     -
     Lexington, North Carolina              -         (i)      320,924      463,347            -     -
     Myrtle Beach, South Carolina           -         (i)      421,481            -      633,406     -
     New Port Richey, Florida               -         (i)      242,777      398,029            -     -
     Orange Park, Florida                   -         (i)      463,047            -      592,539     -
     Plant City, Florida                    -         (i)      196,251      443,976            -     -
     Redford , Michigan                     -         (i)      412,516            -      673,289     -
     Tampa, Florida                         -         (i)      322,412      371,694            -     -
     The Colony, Texas                      -         (i)      504,327            -            -     -
     Vancouver, Washington                  -         (i)      733,180            -      665,895     -
     Walker, Michigan                       -         (i)      498,403            -      701,467     -
     Whitehall, Ohio                        -         (i)      522,786            -      289,350     -

Bakers Square Restaurants:
     Alsip, Illinois                        -         (i)      449,010      728,259            -     -
     Burbank, Illinois                      -         (i)      679,830    1,041,258            -     -
     Cherry Valley, Illinois                -         (i)      419,238      848,874            -     -
     Coon Rapids, Minnesota                 -         (i)      543,966    1,131,838            -     -
     Deerfield, Illinois                    -         (i)      573,069      468,307            -     -
     Downers Grove, Illinois                -         (i)      537,805      778,410            -     -
     Homewood, Illinois                     -         (i)      601,418      760,181            -     -
     LaGrange, Illinois                     -         (i)      591,206      770,392            -     -
     Lansing, Illinois                      -         (i)      647,562      869,687            -     -
     Mankato, Minnesota                     -         (i)      488,663    1,141,844            -     -
     Matteson, Illinois                     -         (i)      664,403      852,845            -     -
     Merrillville, Indiana                  -         (i)      567,083    1,176,715            -     -
     Palatine, Illinois                     -         (i)      686,927      674,672            -     -
     Palos Heights, Illinois                -         (i)      375,257      734,314            -     -
     Saint Charles, Illinois                -         (i)      614,512      630,952            -     -
     Westmont, Illinois                     -         (i)      518,276      591,047            -     -
     Willowbrook, Illinois                  -         (i)      586,045      718,306            -     -

Bandana's Bar-B-Q Restaurants:
     Arnold, Missouri                     (j)         (i)      373,239            -      873,481     -
     Collinsville, Illinois               (j)         (i)      346,699      829,363            -     -
     Columbia, Missouri                   (j)         (i)      501,566            -      920,312     -
     Crystal City, Missouri               (j)           -      273,460      903,170            -     -
     Fenton, Missouri                     (j)           -      624,303            -    1,027,724     -

Bennigan's Restaurants:
     Arvada, Colorado                       -         (i)      714,194    1,302,733            -     -
     Bedford, Texas                         -         (i)      768,333            -            -     -
     Canton, Ohio                           -         (i)    1,433,543            -      835,463     -
     Clearwater, Florida                    -         (i)      900,038            -            -     -
     Colorado Springs, Colorado             -         (i)      794,255            -            -     -
     Copley, Ohio                           -         (i)    1,433,543            -      835,463     -
     Englewood, Colorado                    -         (i)      665,141            -            -     -
     Englewood, New Jersey                  -         (i)    1,460,179      901,042            -     -
     Florham Park, New Jersey               -         (i)    1,077,645            -            -     -
     Glenview, Illinois                     -         (i)    1,019,248            -    1,789,742     -
     Grapevine, Texas                       -         (i)    1,038,598            -    1,523,346     -
     Houston, Texas                         -         (i)      908,502            -            -     -
     Jacksonville, Florida                  -         (i)      832,557            -            -     -
     Jacksonville, Florida                  -         (i)      779,387            -            -     -
     Lone Tree, Colorado                    -         (i)    1,075,230            -    1,502,305     -
     Mount Laurel, New Jersey               -         (i)    1,305,939    1,030,685            -     -
     North Richland Hills, Texas            -         (i)      886,048            -            -     -
     Ocala, Florida                         -         (i)      693,453            -    1,072,916     -
     Oklahoma City, Oklahoma                -           -      756,750            -            -     -
     Orlando, Florida                       -         (i)    1,585,461      874,143            -     -
     Pensacola, Florida                     -         (i)      692,093            -            -     -
     Saint Louis Park, Minnesota            -         (i)      885,111            -            -     -
     Tampa, Florida                         -           -      741,286            -            -     -
     Woodridge, Illinois                    -         (i)      789,680            -            -     -

Black Angus Restaurants:
     Dublin, California                     -         (i)    1,023,054            -    1,275,135     -
     Orem, Utah                             -         (i)      799,092            -    1,233,091     -

Black-eyed Pea Restaurants:
     Fort Worth, Texas                    (j)           -      679,384            -    1,028,766     -
     Glendale, Arizona                    (j)           -      744,764            -    1,082,896     -
     Grapevine, Texas                     (j)           -      411,977            -    1,804,357     -
     Hillsboro, Texas                       -           -      404,881            -            -     -

Boston Market Restaurants:
     Atlanta, Georgia                       -         (i)      774,448            -      507,587     -
     Cary, North Carolina                   -           -      532,814      801,222            -     -
     Chandler, Arizona                      -           -      440,026      475,931            -     -
     Columbus, Ohio                         -         (i)      353,608      606,470            -     -
     Gambrills, Maryland                    -         (i)      667,992            -      661,776     -
     Glendale, Arizona                      -         (i)      566,562      403,730            -     -
     Indianapolis, Indiana                  -         (i)      885,567            -      648,755     -
     Lake Worth, Florida                    -           -      570,003      900,291            -     -
     Lansing, Michigan                      -         (i)      515,827            -      572,706     -
     Newport News, Virginia               (j)           -      473,596      586,377            -     -
     Riverdale, Maryland                    -         (i)      526,092            -      504,483     -
     Scottsdale, Arizona                    -           -      521,918      410,245            -     -
     Waldorf, Maryland                      -         (i)      651,867            -      775,634     -
     Warwick, Rhode Island                  -         (i)      234,685      589,367            -     -

Burger King Restaurants:
     Burbank, Illinois                      -         (i)      543,095            -      552,491     -
     Chadbourn, North Carolina              -           -      217,079            -      858,549     -
     Chattanooga, Tennessee                 -         (i)      680,192            -      526,711     -
     Chattanooga, Tennessee                 -         (i)      769,842            -      376,964     -
     Chicago, Illinois                      -         (i)      917,717            -      713,170     -
     Clinton, North Carolina                -           -      349,582            -            -     -
     Cut Off, Louisiana                     -           -      323,106    1,219,165            -     -
     Highland, Indiana                      -         (i)      650,112            -      600,335     -
     Kent, Ohio                             -         (i)      233,468      689,696            -     -
     Lacey, Washington                      -           -      308,272            -            -     -
     Lake Charles, Louisiana                -           -      360,438    1,062,531            -     -
     Lynnwood, Washington                 (j)           -      448,745      626,866            -     -
     Manchester, New Hampshire              -           -      775,925      458,838            -     -
     Natchez, Mississippi                   -           -      273,353      718,493            -     -
     Oak Lawn, Illinois                     -         (i)    1,211,346            -      741,406     -
     Ooltewah, Tennessee                    -         (i)      546,261            -      658,946     -
     Opelousas, Louisiana                   -           -      625,123      958,670            -     -
     Portland, Oregon                       -           -      500,000            -            -     -
     Shelton, Washington                    -           -      424,416      822,399            -     -
     Spanaway, Washington                   -           -      416,548      762,244            -     -
     Warren, Michigan                       -           -      375,952      820,967            -     -
     Wilmington, North Carolina             -           -      348,663            -      701,825     -

Chevy's Fresh Mex Restaurants:
     Altamonte Springs, Florida             -         (i)    1,259,828    1,623,073            -     -
     Annapolis, Maryland                    -           -    1,372,280            -            -     -
     Arapahoe, Colorado                     -         (i)      986,426    1,680,312            -     -
     Atlanta, Georgia                     (j)         (i)    1,463,644    1,874,198            -     -
     Auburn Hills, Michigan               (j)         (i)    1,122,087    2,017,496            -     -
     Beaverton, Oregon                      -         (i)      938,162    1,681,670            -     -
     Bloomington, Minnesota                 -         (i)      869,178    1,309,759            -     -
     Brandon, Florida                     (j)         (i)      844,185    1,425,740            -     -
     Clearwater, Florida                  (j)         (i)      984,259    1,103,690            -     -
     Greenbelt, Maryland                    -         (i)      945,234    1,475,339            -     -
     Independence, Missouri               (j)         (i)    1,239,264    1,490,392            -     -
     Jacksonville, Florida                (j)         (i)    1,725,325    1,574,207            -     -
     Kissimmee, Florida                     -         (i)      570,815    1,536,290            -     -
     Lake Mary, Florida                     -         (i)       88,077    2,019,028            -     -
     Lake Oswego, Oregon                    -         (i)      963,047    1,505,671            -     -
     Las Vegas, Nevada                      -         (i)    1,156,847    1,188,272            -     -
     Merriam, Kansas                      (j)         (i)    1,032,271    1,074,834            -     -
     Naperville, Illinois                   -         (i)      960,779    1,365,563            -     -
     Nashville, Tennessee                   -         (i)      956,799    2,692,320            -     -
     Olathe, Kansas                       (j)         (i)      470,047    1,541,280            -     -
     Orlando, Florida                     (j)         (i)    1,495,716    1,674,517            -     -
     Tampa, Florida                         -         (i)      869,408    1,548,972            -     -
     Tampa, Florida                       (j)         (i)      878,358    1,449,034            -     -
     Taylor, Michigan                       -         (i)      844,918    1,712,340            -     -

Chick-Fil-A Restaurant:
     Rockwall, Texas                        -         (i)      528,118            -      340,297     -

Chipotle Mexican Grill Restaurant:
     Upland, California                     -         (i)      788,248            -      209,449     -

Culpepper Restaurant:
     Bridgeton, Missouri                  (j)           -            -      595,741            -     -

Darryl's Restaurants:
     Mobile, Alabama                        -           -      495,195      937,060            -     -
     Montgomery, Alabama                  (j)           -      346,380      869,587            -     -
     Orlando, Florida                       -           -    1,485,631      772,853            -     -
     Pensacola, Florida                     -           -      389,394      676,711            -     -
     Raleigh, North Carolina              (j)           -    1,131,164      719,865            -     -
     Raleigh, North Carolina              (j)           -      840,525      465,154            -     -
     Richmond, Virginia                   (j)           -      311,196      606,403            -     -
     Richmond, Virginia                     -           -      618,125            -            -     -
     Winston-Salem, North Carolina        (j)           -      436,867      757,874            -     -

Del Taco Restaurant:
     Mesa, Arizona                          -         (i)      642,483            -      581,759     -

Denny's Restaurants:
     Duncan, South Carolina                 -         (i)      219,702            -            -     -
     Greensboro, North Carolina             -         (i)      361,025      572,098            -     -
     Greenville, South Carolina             -         (i)      457,851      454,566            -     -
     Houston, Texas                         -         (i)      392,818      664,851            -     -
     Kansas City, Missouri                  -           -      400,847            -      901,367     -
     Landrum, South Carolina                -         (i)      155,398            -            -     -
     Lee's Summit, Missouri               (j)           -      539,650            -      670,448     -
     Merriam, Kansas                      (j)           -      644,889            -      991,991     -
     Mooresville, North Carolina            -         (i)      307,292            -            -     -
     North Kansas City, Missouri          (j)           -      450,010            -      760,630     -
     Pasadena, Texas                        -           -      466,555            -      506,094     -
     Sedalia, Missouri                    (j)           -      318,979            -    1,013,110     -
     Shawnee, Oklahoma                    (j)           -      528,090            -      625,653     -
     Tampa, Florida                       (j)           -      397,302      665,948            -     -
     Topeka, Kansas                         -         (i)      414,731            -            -     -
     Winter Springs, Florida                -         (i)      555,232            -            -     -

Einstein Brothers' Bagels Restaurants:
     Dearborn, Michigan                     -           -      464,957            -      178,078     -
     Springfield, Virginia                  -           -      633,691            -            -     -

Fazoli's Restaurant:
     Southaven, Mississippi                 -         (i)      485,013      586,758            -     -

Golden Corral Family Steakhouse Restaura
     Bellevue, Nebraska                     -           -      440,812            -    1,039,283     -
     Brunswick, Georgia                     -           -      456,629            -    1,170,630     -
     Carlsbad, New Mexico                   -           -      384,221            -      643,854     -
     Cleburne, Texas                        -           -      359,455            -      653,853     -
     Clovis, New Mexico                     -           -      426,349      805,517            -     -
     Columbia, Missouri                     -         (i)      848,133            -    1,008,678     -
     Columbus, Ohio                         -           -    1,031,098            -    1,092,939     -
     Cookeville, Tennessee                  -           -      806,377            -    1,086,502     -
     Corpus Christi, Texas                  -           -      576,548            -      934,918     -
     Corsicana, Texas                       -           -      349,227            -      699,756     -
     Council Bluffs, Iowa                   -           -      546,078            -      993,149     -
     Davenport, Iowa                        -           -      601,296    1,344,016            -     -
     Dover, Delaware                        -           -    1,043,108            -      977,508     -
     Dubuque, Iowa                          -           -      564,242            -    1,056,315     -
     Duncan, Oklahoma                       -           -      161,390            -    1,028,945     -
     Edmond, Oklahoma                       -           -      569,664            -    1,017,781     -
     Enid, Oklahoma                         -           -      364,536            -      865,147     -
     Evansville, Indiana                    -           -      601,394            -    1,194,533     -
     Evansville, Indiana                    -         (i)      587,601            -    1,393,436     -
     Flowood, Mississippi                   -         (i)      595,717            -    1,094,345     -
     Fort Dodge, Iowa                       -           -      320,880            -    1,155,880     -
     Fort Walton Beach, Florida             -           -      590,538            -    1,176,436     -
     Fort Wayne, Indiana                    -           -      743,544            -    1,276,290     -
     Henderson, Kentucky                    -           -      377,108            -    1,116,904     -
     Jacksonville, Florida                  -         (i)      615,554            -    1,184,073     -
     Jacksonville, Florida                  -           -      541,264            -    1,173,738     -
     Jacksonville, Florida                  -         (i)      684,351            -    1,258,835     -
     Kansas City, Missouri                  -           -      409,153            -      943,712     -
     Lufkin, Texas                          -           -      479,197            -      954,051     -
     Moberly, Missouri                      -           -      374,230            -      838,342     -
     Mobile, Alabama                        -         (i)      428,841            -    1,031,457     -
     Muskogee, Oklahoma                     -         (i)      395,839            -      887,540     -
     Omaha, Nebraska                        -           -      570,004            -    1,271,666     -
     Orlando, Florida                       -           -       67,157            -            -     -
     Palatka, Florida                       -           -      322,433            -      987,385     -
     Pensacola, Florida                     -         (i)      657,606            -    1,347,285     -
     Port Richey, Florida                   -           -      626,999            -    1,130,692     -
     Rock Hill, South Carolina              -         (i)      718,003            -    1,202,177     -
     Tampa, Florida                         -           -      825,650            -    1,161,192     -
     Texarkana, Texas                       -         (i)      665,172            -    1,080,114     -
     Tulsa , Oklahoma                       -         (i)      705,094            -    1,305,383     -
     Winchester, Kentucky                   -         (i)      303,633            -      970,489     -

Ground Round Restaurants:
     Allentown, Pennsylvania                -         (i)      405,631      884,954            -     -
     Cincinnati, Ohio                       -         (i)      282,099      534,632            -     -
     Dubuque, Iowa                          -         (i)      693,733      810,458            -     -
     Ewing Township, New Jersey             -         (i)      371,254      685,847            -     -
     Janesville, Wisconsin                  -         (i)      451,235      548,178            -     -
     Kalamazoo, Michigan                    -         (i)      287,331      712,081            -     -
     Parma, Ohio                            -         (i)      388,699      793,475            -     -
     Reading, Pennsylvania                  -         (i)      728,574      793,410            -     -
     Waterloo, Iowa                         -         (i)      436,471      659,089            -     -
     Wauwatosa, Wisconsin                   -         (i)      627,680      804,399            -     -

Guthrie's Restaurant:
     Hoover, Alabama                        -         (i)      493,536      619,786            -     -

Hardee's Restaurants:
     Johnson City, Tennessee                -           -      215,567            -            -     -
     Mobile, Alabama                        -           -      336,696            -            -     -
     Petal, Mississippi                   (j)         (i)      324,298      420,017            -     -
     Rock Hill, South Carolina              -           -      256,050      476,149            -     -
     West Point, Mississippi                -         (i)      173,386            -            -     -

Houlihan's Restaurants:
     Bethel Park, Pennsylvania              -           -      846,183      595,601            -     -
     Langhorne, Pennsylvania              (j)           -      817,039      648,765            -     -
     Plymouth Meeting, Pennsylvania         -           -    1,181,460      908,880            -     -

International House Of Pancakes Restaura
     Auburn, Washington                     -         (i)      632,811    1,135,312            -     -
     Castle Rock, Colorado                  -         (i)      540,896            -    1,196,239     -
     Clarksville, Tennessee                 -         (i)      375,987      964,430            -     -
     Corpus Christi, Texas                  -         (i)      567,462            -            -     -
     Fort Worth, Texas                      -         (i)      501,388      746,474            -     -
     Fort Worth, Texas                      -         (i)      565,639      923,669            -     -
     Greeley, Colorado                      -         (i)      416,279            -      867,972     -
     Greenville, South Carolina             -         (i)      476,847      961,606            -     -
     Hollywood, California                  -         (i)    1,407,002            -            -     -
     Homewood, Alabama                      -         (i)      545,112    1,029,900            -     -
     Houston, Texas                         -         (i)      645,365      790,258            -     -
     Kansas City, Missouri                  -         (i)      512,481      831,202            -     -
     Killeen, Texas                         -         (i)      380,687      775,713            -     -
     Lake Jackson, Texas                    -         (i)      460,167      744,128            -     -
     Leesburg, Virginia                     -         (i)      665,015      580,798            -     -
     Leon Valley, Texas                     -         (i)      593,624      918,024            -     -
     Loveland, Colorado                     -         (i)      488,259            -            -     -
     Murfreesboro, Tennessee                -         (i)      647,414      871,268            -     -
     Phoenix, Arizona                       -         (i)      668,112      941,796            -     -
     Port Arthur, Texas                     -         (i)      382,950      957,912            -     -
     Poughkeepsie, New York                 -         (i)      504,533      806,624            -     -
     Pueblo, Colorado                       -         (i)      387,562      891,943            -     -
     Roseville, Michigan                    -         (i)      282,868      843,648            -     -
     Southaven, Mississippi                 -         (i)      579,175    1,176,434            -     -
     Stockbridge, Georgia                   -         (i)      765,743      652,671            -     -
     Victoria, Texas                        -         (i)      319,237            -            -     -

J. Gilbert's Restaurant:
     McLean, Virginia                       -           -      944,585      689,363            -     -

Jack in the Box Restaurants:
     Allen, Texas                           -         (i)      711,642            -      726,339     -
     Avondale, Arizona                      -         (i)      605,063            -      623,222     -
     Bacliff, Texas                         -         (i)      419,488            -      697,861     -
     Carson, California                     -         (i)      457,821            -      708,581     -
     Chandler, Arizona                      -         (i)      481,456            -      636,588     -
     Chandler, Arizona                      -         (i)      604,724            -      600,686     -
     Channelview, Texas                     -           -      361,238            -      711,595     -
     Corinth, Texas                         -         (i)      396,864            -      576,370     -
     Dallas, Texas                          -         (i)      369,886            -      467,819     -
     Enumclaw, Washington                   -         (i)      124,468            -      773,506     -
     Florissant, Missouri                   -         (i)      389,265            -      779,211     -
     Folsom, California                     -         (i)      635,343            -      652,472     -
     Fort Worth, Texas                      -         (i)      482,309      716,199            -     -
     Fresno, California                     -         (i)      286,850            -      606,547     -
     Georgetown, Texas                      -         (i)      499,875            -      866,353     -
     Granbury, Texas                        -         (i)      404,270            -      831,716     -
     Gun Barrel City, Texas                 -         (i)      284,046            -      549,495     -
     Hillsboro, Oregon                      -         (i)      699,776            -      864,724     -
     Hollister, California                  -         (i)      537,223            -      592,536     -
     Houston, Texas                         -         (i)      545,485            -      527,020     -
     Houston, Texas                         -         (i)      375,776            -      643,445     -
     Houston, Texas                         -         (i)      403,002            -      610,815     -
     Houston, Texas                         -         (i)      370,342            -      548,107     -
     Houston, Texas                         -         (i)      420,521            -      543,338     -
     Humble, Texas                          -         (i)      437,667            -      591,877     -
     Hutchins, Texas                        -         (i)      272,937            -      653,792     -
     Irvine, California                     -         (i)      899,898            -      733,701     -
     Kent, Washington                       -         (i)      737,038            -      553,688     -
     Las Vegas, Nevada                      -         (i)      730,674            -      547,445     -
     Los Angeles, California                -         (i)      740,616            -      678,189     -
     Los Angeles, California                -         (i)      911,754            -      531,018     -
     Los Angeles, California                -         (i)      853,821            -      602,301     -
     Lufkin, Texas                          -         (i)      418,351            -      651,064     -
     Lufkin, Texas                          -         (i)      363,967            -      776,605     -
     Moscow, Idaho                          -         (i)      217,851            -      751,664     -
     Nacogdoches, Texas                     -         (i)      383,591            -      643,055     -
     Ontario, California                    -         (i)      771,241            -      793,229     -
     Orange, Texas                          -         (i)      387,533            -      787,843     -
     Oxnard, California                     -         (i)      681,663            -      642,924     -
     Palmdale, California                   -         (i)      631,275            -      567,912     -
     Peoria, Arizona                        -         (i)      496,689            -      721,614     -
     Pflugerville, Texas                    -         (i)      717,246            -      657,685     -
     Saint Louis, Missouri                  -         (i)      474,296            -      727,491     -
     Salem, Oregon                          -         (i)      501,168            -      699,067     -
     San Antonio, Texas                     -         (i)      274,362            -      781,797     -
     San Antonio, Texas                     -         (i)      311,466            -      700,979     -
     Spring, Texas                          -         (i)      475,748            -      719,239     -
     Tacoma, Washington                     -         (i)      495,529            -      759,800     -
     Tigard, Oregon                         -         (i)      353,396            -      904,688     -
     Tyler, Texas                           -         (i)      289,257            -      699,525     -
     Waxahachie, Texas                      -         (i)      477,580            -      538,255     -
     Weatherford, Texas                     -         (i)      464,986            -      785,149     -
     West Sacramento, California            -         (i)      523,089            -      617,131     -
     Woodland, California                   -         (i)      358,130            -      668,383     -

Jack in the Box/Arco Gas Station-Conveni
     Benicia, California                    -         (i)      745,752    1,551,697            -     -
     Coachella, California                  -         (i)      370,963    1,406,532            -     -

Joe's Crab Shack Restaurant:
     Lilburn, Georgia                       -         (i)    1,089,268      931,637            -     -

Jose Pepper's Restaurant:
     Blue Springs, Missouri               (j)           -      251,187            -      737,672     -

KFC Restaurants:
     Baton Rouge, Louisiana                 -           -      181,290      463,414            -     -
     New Orleans, Louisiana                 -         (i)      158,829            -      491,957     -
     New Orleans, Louisiana                 -         (i)      310,574            -      532,557     -
     New Orleans, Louisiana                 -         (i)      205,795            -      564,058     -
     New Orleans, Louisiana                 -         (i)      315,037            -      541,553     -
     Putnam, Connecticut                    -           -      301,723            -            -     -

Krystal Restaurants:
     Brandon, Mississippi                   -         (i)      340,115      687,423            -     -
     Chattanooga, Tennessee                 -         (i)      445,493      594,649            -     -
     Greenville, Alabama                    -         (i)      190,146      614,193            -     -
     Montgomery, Alabama                    -         (i)      311,103      506,943            -     -
     Scottsboro, Alabama                    -         (i)      255,500      561,315            -     -

Leeann Chin Chinese Cuisine Restaurants:
     Chanhassen, Minnesota                  -         (i)      376,929      639,875            -     -
     Golden Valley, Minnesota               -         (i)      665,422            -      481,311     -

Little Lake Bryan Land:
     Orlando, Florida                       -           -    6,288,001            -            -     -
     Orlando, Florida                       -           -      360,878            -            -     -

McDonalds:
     Palm Bay, Florida                      -           -      615,498            -            -     -

Pizza Hut Restaurants:
     Adrian, Michigan                       -           -      242,239            -            -     -
     Beaver, West Virginia                  -           -      212,053            -            -     -
     Beckley, West Virginia                 -           -      209,432            -            -     -
     Bedford, Ohio                          -           -      174,721            -            -     -
     Bluefield, West Virginia               -           -      120,449            -            -     -
     Bolivar, Ohio                          -           -      190,009      410,096            -     -
     Bowling Green, Ohio                    -           -      200,442            -            -     -
     Bowling Green, Ohio                    -           -      135,831      191,595            -     -
     Carrollton, Ohio                       -           -      187,082      533,487            -     -
     Cleveland, Ohio                        -           -      226,163            -            -     -
     Cleveland, Ohio                        -           -      116,849            -            -     -
     Cleveland, Ohio                        -           -      126,494            -            -     -
     Cooper City, Florida                   -         (i)      267,703      128,483            -     -
     Cross Lanes, West Virginia             -           -      215,881            -            -     -
     Defiance, Ohio                         -           -      242,239            -            -     -
     East Cleveland, Ohio                   -           -      194,012            -            -     -
     Euclid, Ohio                           -           -      202,050            -            -     -
     Huntington, West Virginia              -           -      212,093            -            -     -
     Hurricane, West Virginia               -           -      180,803            -            -     -
     Lambertville, Michigan                 -           -       99,166            -            -     -
     Marathon, Florida                      -         (i)      161,249      234,940            -     -
     Marietta, Ohio                         -           -      169,454            -            -     -
     Mayfield Heights, Ohio                 -           -      202,552            -            -     -
     Middleburg Heights, Ohio               -           -      216,518            -            -     -
     Millersburg, Ohio                      -           -      213,090      635,104            -     -
     Milton, West Virginia                  -           -       99,815            -            -     -
     Monroe, Michigan                       -           -      152,215            -            -     -
     New Philadelphia, Ohio                 -           -      223,981      442,758            -     -
     New Philadelphia, Ohio                 -           -      149,206            -      388,321     -
     North Olmsted, Ohio                    -           -      259,922            -            -     -
     Norwalk, Ohio                          -           -      261,529            -            -     -
     Rocky River, Ohio                      -           -      142,570            -            -     -
     Ronceverte, West Virginia              -           -       99,733            -            -     -
     Sandusky, Ohio                         -           -      259,922            -            -     -
     Seven Hills, Ohio                      -           -      239,023            -            -     -
     Steubenville, Ohio                     -           -      228,199      475,421            -     -
     Strongsville, Ohio                     -           -      186,476            -            -     -
     Toledo, Ohio                           -           -      197,227            -            -     -
     Toledo, Ohio                           -           -      208,480            -            -     -
     Toledo, Ohio                           -           -      176,170            -            -     -
     Toledo, Ohio                           -           -      128,604            -            -     -
     Uhrichsville, Ohio                     -           -      279,779      562,521            -     -
     Weirton, West Virginia               (j)           -            -      178,187            -     -
     Wellsburg, West Virginia               -           -      167,170      168,363            -     -

Pollo Tropical Restaurants:
     Coral Springs, Florida                 -         (i)      852,746    1,108,491            -     -
     Davie, Florida                         -         (i)      712,865      873,395            -     -
     Fort Lauderdale, Florida               -         (i)      397,878      923,975            -     -
     Lake Worth, Florida                    -         (i)      435,465      915,232            -     -
     Miami, Florida                         -         (i)      654,766    1,195,901            -     -
     Miami, Florida                         -         (i)      911,013    1,011,766            -     -
     Miami, Florida                         -         (i)    1,244,893      918,257            -     -
     North Miami, Florida                   -         (i)      918,258      764,150            -     -

Ponderosa Restuarants:
     Appleton, Wisconsin                    -           -      181,153      561,582            -     -
     Blue Springs, Missouri                 -         (i)      691,797            -    1,136,902     -
     Eureka, Missouri                       -           -      379,675      604,449            -     -
     Indiana, Pennsylvania                  -           -      714,789            -    1,317,317     -
     Johnstown, Pennsylvania                -         (i)      599,391            -    1,159,989     -
     Kissimmee, Florida                     -           -      637,984      824,276            -     -
     Massena, New York                      -           -      129,816      659,340            -     -
     Middletown, New York                   -           -      214,177      853,505            -     -
     Oneonta, New York                      -           -      366,941      524,341            -     -

Popeye's Famous Fried Chicken Restaurant
     Thomasville, Georgia                   -         (i)      113,780      407,429            -     -
     Valdosta, Georgia                      -         (i)      158,880      378,057            -     -

Randy's Steak and Seafood Restaurant:
     Murfreesboro, Tennessee                -           -      514,900            -      936,376     -

Red Robin Restaurant:
     Columbus, Ohio                         -           -      721,887            -            -     -

Rio Bravo Fresh Mexican Cantina Restaura
     Morrow, Georgia                      (j)         (i)      934,922    1,842,623            -     -

Roadhouse Grill Restaurants:
     Brandon, Florida                       -         (i)      914,103            -      691,171     -
     Centerville, Ohio                    (j)           -    1,227,973            -      761,806     -
     Clearwater, Florida                    -         (i)    1,370,391            -      946,608     -
     Columbus, Ohio                       (j)           -      894,077            -    1,038,617     -
     Fairfield, Ohio                        -         (i)    1,151,865            -      910,321     -
     Grove City, Ohio                       -           -      649,962            -      978,307     -
     Jacksonville, Florida                  -         (i)      394,026            -    1,442,752     -
     Jacksonville, Florida                  -           -    1,313,730            -      887,733     -
     Pensacola, Florida                   (j)         (i)      927,463            -      691,228     -
     Pineville, North Carolina              -           -    1,207,143            -    1,091,507     -
     Rock Hill, South Carolina            (j)           -      608,698            -      903,887     -
     Roswell, Georgia                     (j)           -      908,635            -    1,084,536     -
     Union Township, Ohio                   -           -      703,734            -    1,053,632     -

Rubio's Baja Grill Restaurant:
     Taylorsville, Utah                     -         (i)      889,562            -      487,475     -

Ruby Tuesday's Restaurants:
     Bartow, Florida                        -         (i)      416,311            -      963,488     -
     Champlin, Minnesota                    -         (i)      505,639            -            -     -
     Colorado Springs, Colorado             -         (i)      696,078            -    1,005,509     -
     Coral Springs, Florida                 -         (i)      715,220            -    1,012,777     -
     Dillon, Colorado                       -         (i)      556,515            -    1,132,988     -
     Draper, Utah                           -         (i)      518,832            -            -     -
     Independence, Missouri                 -           -      980,703            -            -     -
     Kansas City, Missouri                  -           -      633,404            -            -     -
     Lakeland, Florida                      -         (i)      574,441      742,781            -     -
     Lakewood, Washington                   -         (i)      430,741            -            -     -
     London, Kentucky                       -         (i)      354,415            -            -     -
     Orange City, Florida                   -         (i)      719,563            -            -     -
     Somerset, Kentucky                     -         (i)      545,612            -      868,606     -
     Vero Beach, Florida                    -         (i)      536,564            -    1,267,552     -

Ruth's Chris Steak House Restaurants:
     King of Prussia, Pennsylvania          -         (i)      965,223      549,565            -     -
     Tampa, Florida                         -         (i)    1,076,442    1,062,751            -     -

Ryan's Family Steak House Restaurant:
     Spring Hill, Florida                   -         (i)      591,371            -    1,175,273     -

Saint Louis Bread Company Restaurant:
     Florissant, Missouri                   -         (i)      705,522            -      626,845     -

Shoney's Restaurant
     Cocoa Beach, Florida                 (j)           -    1,200,000            -            -     -
     Debary, Florida                      (j)           -      900,000            -            -     -

Sonny's Real Pit Bar-B-Q Restaurants:
     Athens, Georgia                        -         (i)      628,688      962,524            -     -
     Conyers, Georgia                       -           -      371,021      593,171            -     -
     Doraville, Georgia                     -         (i)      585,461      812,822            -     -
     Marietta, Georgia                      -         (i)      527,572      870,710            -     -
     Norcross, Georgia                      -         (i)      734,105      961,287            -     -
     Smyrna, Georgia                        -         (i)      634,379      643,323            -     -
     Thomasville, Georgia                   -         (i)      263,022            -            -     -
     Venice, Florida                        -           -      498,746            -            -     -

Sprint PCS Retail Store:
     Saint Joseph, Missouri               (j)           -      378,786            -      388,489     -

Steak & Ale Restaurants:
     Altamonte Springs, Florida             -         (i)    1,006,396      690,731            -     -
     Birmingham, Alabama                    -           -      715,432            -            -     -
     College Park, Georgia                  -         (i)      802,361            -            -     -
     Conroe, Texas                          -         (i)      590,733            -            -     -
     Greenville, South Carolina             -         (i)      670,594            -            -     -
     Houston, Texas                         -         (i)      964,354            -            -     -
     Houston, Texas                         -         (i)      776,694            -            -     -
     Huntsville, Alabama                    -         (i)      641,125            -            -     -
     Jacksonville, Florida                  -           -      670,491            -            -     -
     Maitland, Florida                      -         (i)      684,164            -            -     -
     Memphis, Tennessee                     -         (i)      810,316      798,412            -     -
     Mesquite, Texas                        -         (i)      592,342            -            -     -
     Miami, Florida                         -         (i)      594,142            -            -     -
     Middletown, New Jersey                 -         (i)      933,759      763,368            -     -
     Norcross, Georgia                      -         (i)      740,132            -            -     -
     Orlando, Florida                       -         (i)      922,679      725,256            -     -
     Pensacola, Florida                     -         (i)      354,419            -            -     -
     Tulsa, Oklahoma                        -         (i)      433,713            -            -     -

Super Smokers BBQ Restaurant:
     Saint Peters, Missouri                 -           -      376,905      692,124            -     -

Taco Bell Restaurants:
     Colonial Heights, Virginia             -         (i)      447,458      383,785            -     -
     Hayes, Virginia                        -         (i)      299,870            -            -     -
     Livingston, Tennessee                  -         (i)      212,438            -            -     -
     Richmond, Virginia                     -         (i)      402,947            -            -     -
     Richmond, Virginia                     -         (i)      404,578      451,129            -     -
     Richmond, Virginia                     -         (i)      474,588      478,974            -     -
     Saint Louis, Missouri                  -         (i)      349,637            -            -     -
     Saint Louis, Missouri                  -         (i)      308,915      351,160            -     -
     Wentzville, Missouri                   -         (i)      339,250      490,895            -     -
     Williamsburg, Virginia                 -         (i)      343,906            -            -     -

Taco Bell/Pizza Hut Restaurants:
     Arlington, Texas                       -           -      276,949            -      550,355     -
     Dallas, Texas                          -         (i)      335,174      694,862            -     -
     Dallas, Texas                          -           -      355,763            -      496,898     -

Texas Roadhouse Restaurants:
     Ammon, Idaho                           -         (i)      505,551            -      806,059     -
     Arvada, Colorado                       -         (i)      538,204            -    1,149,066     -
     Aurora, Colorado                       -         (i)      656,917            -    1,208,688     -
     Cedar Rapids, Iowa                     -         (i)      582,062            -    1,085,290     -
     College Station, Texas                 -         (i)      520,037            -    1,074,176     -
     Concord, North Carolina                -         (i)      664,266            -      987,133     -
     Dickson City, Pennsylvania             -         (i)      596,439            -    1,078,721     -
     Gastonia, North Carolina               -         (i)      235,195            -    1,115,831     -
     Hickory, North Carolina                -         (i)      560,423            -    1,032,294     -
     Shively, Kentucky                      -         (i)      713,534      995,529            -     -

TGI Friday's Restaurants:
     Goodyear, Arizona                      -         (i)      967,242            -    1,726,827     -
     Henderson, Nevada                      -         (i)    1,385,425            -            -     -
     Independence, Missouri                 -         (i)      856,278            -            -     -
     Leawood, Kansas                        -         (i)    2,459,048            -            -     -
     Mesa, Arizona                          -         (i)      914,342            -            -     -
     Shawnee, Kansas                        -         (i)      884,743            -            -     -
     Temecula, California                   -         (i)    1,239,565            -            -     -
     Union City, California                 -         (i)    1,213,121            -            -     -

Tiffany's Restaurant:
     Woodson Terrace, Missouri            (j)           -      744,126            -    1,221,749     -

Tin Alley Grill Restaurants:
     Crystal, Minnesota                     -         (i)      370,667      431,642            -     -
     Gloucester, New Jersey                 -         (i)      422,489      528,849            -     -

TropiGrill Restaurants:
     Altamonte Springs, Florida             -         (i)      548,886      700,855            -     -
     Orlando, Florida                       -         (i)      618,372      631,369            -     -

Village Inn Restaurant:
     Omaha, Nebraska                        -         (i)      511,811      756,304            -     -

Wendy's Old Fashioned Hamburgers Restaur
     Atascadero, California                 -         (i)      485,625            -      705,993     -
     Camarillo, California                  -         (i)      640,066            -      688,918     -
     Knoxville, Tennessee                   -         (i)      358,027            -      444,622     -
     Knoxville, Tennessee                   -         (i)      555,813            -      442,025     -
     Paso Robles, California                -         (i)      489,097            -      735,631     -
     Westlake Village, California           -         (i)      841,374            -      699,082     -
                                                          -----------------------------------------------
     TOTAL:                                                298,631,152  171,511,335  168,893,741     -
                                                          ===============================================


Property of Joint Venture in Which
     the Company has a 59.22% Interest
     and has Invested in Under
     an Operating Lease:

Bennigan's Restaurant:
     Orlando, Florida                       -           -      708,297            -    1,008,108     -
                                                          ===============================================


Properties the Company
     has invested in Under
     Direct Financing Leases:

Applebee's Restaurants:
     Freeport, Illinois                     -         (i)      197,631    1,008,908            -     -
     Rockford, Illinois                     -         (i)            -    1,096,139            -     -
     Tullahoma, Tennessee                   -         (i)      324,362    1,009,364            -     -

Arby's Restaurants:
     Allen, Texas                           -         (i)            -            -      609,272     -
     Grand Rapids, Michigan                 -         (i)            -      938,296            -     -
     Huntsville, Alabama                    -           -            -            -      595,801     -
     Newark, Ohio                           -           -            -            -      339,772     -
     The Colony, Texas                      -         (i)            -            -      593,454     -

Bennigan's Restaurants:
     Bedford, Texas                         -         (i)            -      954,774            -     -
     Clearwater, Florida                    -         (i)            -    1,043,049            -     -
     Colorado Springs, Colorado             -         (i)            -      902,872            -     -
     Englewood, Colorado                    -         (i)            -    1,131,082            -     -
     Florham Park, New Jersey               -         (i)            -    1,092,401            -     -
     Houston, Texas                         -         (i)            -      985,394            -     -
     Jacksonville, Florida                  -         (i)            -    1,061,339            -     -
     Jacksonville, Florida                  -         (i)            -      819,356            -     -
     North Richland Hills, Texas            -         (i)            -      983,252            -     -
     Oklahoma City, Oklahoma                -           -            -    1,015,084            -     -
     Pensacola, Florida                     -         (i)            -      980,438            -     -
     Saint Louis Park, Minnesota            -         (i)            -    1,280,033            -     -
     Tampa, Florida                         -           -            -    1,324,729            -     -
     Winston-Salem, North Carolina          -         (i)      247,828      992,551            -     -
     Woodridge, Illinois                    -         (i)            -      991,688            -     -

Black-eyed Pea Restaurants:
     Dallas, Texas                          -           -            -      685,977            -     -
     Fort Worth, Texas                      -           -            -      655,014            -     -
     Hendersonville, Tennessee              -           -            -      735,005            -     -
     Hillsboro, Texas                       -           -            -            -      716,364     -

Burger King Restaurants:
     Clinton, North Carolina                -           -            -            -      696,507     -
     Lacey, Washington                      -           -            -      840,711            -     -
     Olympia, Washington                    -           -            -      920,058            -     -
     Port Angeles, Washington               -           -            -      696,026            -     -

Chevys Fresh Mex Restaurant:
     Annapolis, Maryland                    -           -            -            -    1,540,332     -

Clay Pit
     Addison, Texas                         -           -            -      568,390            -     -

Darryl's Restaurants:
     Richmond, Virginia                     -           -            -      775,617            -     -
     Akron, Ohio                            -         (i)      137,424      938,202            -     -
     Duncan, South Carolina                 -         (i)            -      826,770            -     -
     Landrum, South Carolina                -         (i)            -      492,869            -     -
     Mooresville, North Carolina            -         (i)            -      736,649            -     -
     Topeka, Kansas                         -         (i)            -      700,166            -     -
     Winter Springs, Florida                -         (i)            -            -      886,915     -

Fresh Choice
     Dallas, Texas                          -           -            -      381,971            -     -

Hardee's Restaurants:
     Johnson City, Tennessee                -           -            -      618,318            -     -
     Mobile, Alabama                        -           -            -      540,173            -     -
     West Point, Mississippi                -         (i)            -      569,388            -     -

International House Of Pancakes Restaura
     Alexandria, Virginia                   -         (i)            -      852,645            -     -
     Anderson, South Carolina               -         (i)            -      957,414            -     -
     Blue Bell, Pennsylvania                -         (i)            -      829,834            -     -
     Chesapeake, Virginia                   -         (i)            -    1,059,499            -     -
     Christiansburg, Virginia               -         (i)            -      918,143            -     -
     Corpus Christi, Texas                  -         (i)            -      864,457            -     -
     Crestwood, Illinois                    -         (i)            -      935,262            -     -
     Flagstaff, Arizona                     -         (i)      293,762    1,121,276            -     -
     Fredericksburg, Virginia               -         (i)            -      972,595            -     -
     Hickory, North Carolina                -         (i)            -    1,202,183            -     -
     Hollywood, California                  -         (i)            -      994,845            -     -
     Houston, Texas                         -         (i)            -    1,017,365            -     -
     Houston, Texas                         -         (i)            -      764,708            -     -
     Loveland, Colorado                     -         (i)            -      963,597            -     -
     Maryville, Tennessee                   -         (i)      243,825      963,231            -     -
     Montgomery, Alabama                    -         (i)            -      843,378            -     -
     Pittsburg, California                  -         (i)            -    1,014,264            -     -
     Plano, Texas                           -         (i)            -      982,443            -     -
     Salem, New Hampshire                   -         (i)            -      779,153            -     -
     San Antonio, Texas                     -         (i)            -    1,081,335            -     -
     Tuscaloosa, Alabama                    -         (i)            -      930,720            -     -
     Victoria, Texas                        -         (i)            -      814,015            -     -
     Virginia Beach, Virginia               -         (i)            -    1,013,830            -     -
     Warner Robins, Georgia                 -         (i)            -      833,493            -     -

KFC Restaurants:
     Baton Rouge, Louisiana                 -           -       84,809      609,399            -     -
     Port Allen, Louisiana                  -         (i)            -      952,737            -     -
     Putnam, Connecticut                    -           -            -      530,846            -     -

NI's International Buffet Restaurant:
     Eastlake, Ohio                         -           -      256,332    1,473,307            -     -

Popeye's Famous Fried Chicken Restaurant
     Starke, Florida                        -         (i)      208,910      427,067            -     -

Red Robin Restaurant:
     Columbus, Ohio                         -           -            -            -    1,397,822     -

Ruby Tuesday's Restaurants:
     Champlin, Minnesota                    -         (i)            -            -    1,151,835     -
     Draper, Utah                           -         (i)            -            -    1,036,077     -
     Independence, Missouri                 -           -            -            -      554,092     -
     Kansas City, Missouri                  -           -            -            -    1,115,425     -
     Lakewood, Washington                   -         (i)            -            -    1,127,476     -
     London, Kentucky                       -         (i)            -            -      845,249     -
     Louisville, Kentucky                   -         (i)            -            -    1,051,574     -
     Orange City, Florida                   -         (i)            -            -    1,047,180     -
     Puyallup, Washington                   -           -            -            -      934,118     -
     Saint George, Utah                     -           -            -            -      895,583     -
     Sebring, Florida                       -         (i)      230,901            -      775,843     -

Sonny's Real Pit Bar-B-Q Restaurants:
     Thomasville, Georgia                   -         (i)            -            -      988,618     -
     Venice, Florida                        -           -            -    1,004,407            -     -

Steak & Ale Restaurants:
     Birmingham, Alabama                    -           -            -      681,623            -     -
     College Park, Georgia                  -         (i)            -      909,525            -     -
     Conroe, Texas                          -         (i)            -    1,032,606            -     -
     Greenville, South Carolina             -         (i)            -    1,180,342            -     -
     Houston, Texas                         -         (i)            -      978,733            -     -
     Houston, Texas                         -         (i)            -    1,092,606            -     -
     Huntsville, Alabama                    -         (i)            -      810,041            -     -
     Jacksonville, Florida                  -           -            -      879,060            -     -
     Maitland, Florida                      -         (i)            -      791,599            -     -
     Mesquite, Texas                        -         (i)            -      908,017            -     -
     Miami, Florida                         -         (i)            -    1,176,774            -     -
     Norcross, Georgia                      -         (i)            -      966,814            -     -
     Pensacola, Florida                     -         (i)            -      826,191            -     -
     Tulsa, Oklahoma                        -         (i)            -    1,067,543            -     -

Taco Bell Restaurants:
     Hayes, Virginia                        -         (i)            -      443,302            -     -
     Livingston, Tennessee                  -         (i)            -            -      436,198     -
     Richmond, Virginia                     -         (i)            -      575,079            -     -
     Saint Louis, Missouri                  -         (i)            -      471,686            -     -
     Williamsburg, Virginia                 -         (i)            -      438,410            -     -

Texas Roadhouse Restaurant:
     Fayetteville, North Carolina           -           -            -      944,114            -     -

TGI Friday's Restaurants:
     Henderson, Nevada                      -         (i)            -            -    1,973,551     -
     Independence, Missouri                 -         (i)            -            -    1,664,913     -
     Leawood, Kansas                        -         (i)            -            -    1,430,005     -
     Mesa, Arizona                          -         (i)            -            -    1,440,217     -
     Shawnee, Kansas                        -         (i)            -            -    1,748,685     -
     Temecula, California                   -         (i)            -            -    1,476,765     -
     Union City, California                 -         (i)            -            -    1,984,765     -

TGI Friday's/Redfish Looziana Roadhouse
     San Diego, California                  -         (i)    2,399,895            -    3,646,084     -

Wendy's Old Fashioned Hamburgers Restaur
     Carmel Mountain, California            -         (i)            -      594,856            -     -
     Knoxville, Tennessee                   -         (i)            -            -      463,995     -
     San Diego, California                  -         (i)            -            -      590,058     -
     Santa Maria, California                -         (i)            -            -      699,815     -
     Sevierville, Tennessee                 -         (i)            -            -      531,726     -
     Seymour, Tennessee                     -         (i)            -            -      472,670     -
                                                          -----------------------------------------------
     TOTAL:                                                  4,625,679   75,768,422   37,458,757     -
                                                          ===============================================



                                                          -----------------------------------------------
                                                    Total  303,965,128  247,279,757  207,360,606     -
                                                          ===============================================



        Gross Amount at Which                                                    Life on Which
      Carried at Close of Period                                                Depreciation in
 ---------------------------------                        Date                   Latest Income
          Building and                 Accumulated       of Con-        Date      Statement is
 Land     Improvements     Total       Depreciation     struction     Acquired     Computed
 ----     ------------     -----       ------------     ---------     --------     --------










     609,696      770,331    1,380,027           111,804      1991         8/98         (c)
     556,070      983,010    1,539,080           142,671      1995         8/98         (c)
     625,868      936,068    1,561,936           135,858      1996         8/98         (c)
     489,867    1,003,630    1,493,497           145,664      1993         8/98         (c)
     549,651      966,628    1,516,279           140,294      1994         8/98         (c)
     735,272      827,474    1,562,746           120,097      1992         8/98         (c)
     390,058      943,019    1,333,077           136,867      1997         8/98         (c)
     568,168      925,046    1,493,214           134,258      1998         8/98         (c)
     740,165      835,996    1,576,161           121,334      1995         8/98         (c)
     874,094      880,494    1,754,588           123,157      1997        12/96         (c)
     537,410    1,193,850    1,731,260             18553      1999         8/99         (c)
     603,828           (e)     603,828               (f)      1996         1/99         (f)
     778,321    1,153,535    1,931,856           123,827      1999        10/99         (c)


     508,994           (e)     508,994               (f)      1999        12/99         (f)
     230,720      455,946      686,666            68,500      1988         5/98         (c)
     648,459      655,353    1,303,812            69,314      1998         8/98         (c)
     326,788      391,270      718,058            51,481      1995         1/99         (c)
     338,486      497,282      835,768           104,913      1996         9/96         (c)
     226,428      414,175      640,603            33,364      1995         1/99         (c)
     266,606      421,780      688,386            33,977      1994         1/99         (c)
     248,277      368,959      617,235            29,722      1984         1/99         (c)
     586,476      606,850    1,193,326            81,855      1998        12/98         (c)
     441,770      594,458    1,036,228            62,873      1998         7/98         (c)
     483,868      576,483    1,060,351            77,658      1999        12/98         (c)
     708,710      546,363    1,255,074            53,426      1999        12/99         (c)
     434,130      618,352    1,052,482            60,100      2000         1/00         (c)
     312,670           (e)     312,670               (f)      1995         8/95         (f)
     363,478      404,650      768,128            73,008      1990         8/97         (c)
     277,986      490,143      768,128            88,433      1995         8/97         (c)
     270,539      488,818      759,357            39,377      1993         1/99         (c)
     439,935      677,335    1,117,269            71,515      2000        12/99         (c)
     228,364      539,764      768,128            97,385      1995         8/97         (c)
     273,325      413,077      686,402            74,528      1994         8/97         (c)
     268,545      485,160      753,705            87,534      1995         8/97         (c)
     235,996      452,008      688,004            36,412      1990         1/99         (c)
     320,924      463,347      784,271            84,883      1992         7/97         (c)
     421,481      633,406    1,054,887            70,966      1999         7/99         (c)
     242,777      398,029      640,806            32,064      1992         1/99         (c)
     463,047      592,539    1,055,586            64,330      1998         5/98         (c)
     196,251      443,976      640,226            36,998      1991         1/99         (c)
     412,516      673,289    1,085,805            86,288      1998         1/99         (c)
     322,412      371,694      694,106            48,906      1992         1/99         (c)
     504,327           (e)     504,327               (f)      1999        12/99         (f)
     733,180      665,895    1,399,075            84,149      1999         3/99         (c)
     498,403      701,467    1,199,871            75,992      1999         9/99         (c)
     522,786      289,350      812,136            39,400      1998        12/98         (c)


     449,010      728,259    1,177,269            75,126      1978        10/99         (c)
     679,830    1,041,258    1,721,088           107,414      1987        10/99         (c)
     419,238      848,874    1,268,112            87,568      1979        10/99         (c)
     543,966    1,131,838    1,675,804           116,758      1991        10/99         (c)
     573,069      468,307    1,041,376            48,310      1980        10/99         (c)
     537,805      778,410    1,316,215            62,705      1978        10/99         (c)
     601,418      760,181    1,361,599            61,237      1978        10/99         (c)
     591,206      770,392    1,361,599            62,059      1977        10/99         (c)
     647,562      869,687    1,517,248            89,715      1977        10/99         (c)
     488,663    1,141,844    1,630,506           117,791      1992        10/99         (c)
     664,403      852,845    1,517,248            87,978      1970        10/99         (c)
     567,083    1,176,715    1,743,798           121,388      1978        10/99         (c)
     686,927      674,672    1,361,599            54,349      1999        10/99         (c)
     375,257      734,314    1,109,571            75,751      1977        10/99         (c)
     614,512      630,952    1,245,464            65,088      1977        10/99         (c)
     518,276      591,047    1,109,323            60,971      1980        10/99         (c)
     586,045      718,306    1,304,351            74,099      1977        10/99         (c)


     373,239      873,481    1,246,720            93,055      1999         6/99         (c)
     346,699      829,363    1,176,062           100,215      1987         3/99         (c)
     501,566      920,312    1,421,878            56,661      1985         1/99         (c)
     273,460      903,170    1,176,630            92,947      1999         8/99         (c)
     624,303    1,027,724    1,652,027           126,389      1986         3/99         (c)


     714,194    1,302,733    2,016,927           249,516      1997         4/97         (c)
     768,333           (e)     768,333               (f)      1986         6/98         (f)
   1,433,543      835,463    2,269,006            69,622      2000         5/00         (c)
     900,038           (e)     900,038               (f)      1979         6/98         (f)
     794,255           (e)     794,255               (f)      1979         6/98         (f)
   1,433,543      835,463    2,269,006            69,622      2000         5/00         (c)
     665,141           (e)     665,141               (f)      1984         6/98         (f)
   1,460,179      901,042    2,361,220           136,452      1982         6/98         (c)
   1,077,645           (e)   1,077,645               (f)      1983         6/98         (f)
   1,019,248    1,789,742    2,808,991           129,259      2000        11/00         (c)
   1,038,598    1,523,346    2,561,944           156,284      1999        11/99         (c)
     908,502           (e)     908,502               (f)      1979         6/98         (f)
     832,557           (e)     832,557               (f)      1981         6/98         (f)
     779,387           (e)     779,387               (f)      1983         6/98         (f)
   1,075,230    1,502,305    2,577,535           129,347      1999         6/00         (c)
   1,305,939    1,030,685    2,336,624           156,085      1982         6/98         (c)
     886,048           (e)     886,048               (f)      1979         6/98         (f)
     693,453    1,072,916    1,766,369           116,233      1998        12/98         (c)
     756,750           (e)     756,750               (f)      1986         6/98         (f)
   1,585,461      874,143    2,459,604           132,379      1978         6/98         (c)
     692,093           (e)     692,093               (f)      1983         6/98         (f)
     885,111           (e)     885,111               (f)      1976         6/98         (f)
     741,286           (e)     741,286               (f)      1980         6/98         (f)
     789,680           (e)     789,680               (f)      1987        12/98         (f)




   1,023,054    1,275,135    2,298,188           138,140      1999         9/99         (c)
     799,092    1,233,091    2,032,183           132,282      1999        10/99         (c)


     679,384    1,028,766    1,708,150           108,281      1999        11/99         (c)
     744,764    1,082,896    1,827,660           133,341      1998         4/99         (c)
     411,977    1,804,357    2,216,334           140,870      1999         9/99         (c)
     404,881           (e)     404,881               (f)      1996        10/97         (f)


     774,448      507,587    1,282,034            97,283      1997         4/97         (c)
     532,814      801,222    1,334,035            11,269      1995         9/02         (c)
     440,026      475,931      915,957             6,827      1995         9/02         (c)
     353,608      606,470      960,078            98,461      1997         5/98         (c)
     667,992      661,776    1,329,768           119,482      1997         8/97         (c)
     566,562      403,730      970,292            66,874      1997         4/98         (c)
     885,567      648,755    1,534,322           115,329      1997         9/97         (c)
     570,003      900,291    1,470,294            12,608      1995         9/02         (c)
     515,827      572,706    1,088,532           100,218      1997        10/97         (c)
     473,596      586,377    1,059,974           107,497      1997         7/97         (c)
     526,092      504,483    1,030,575            88,280      1997        10/97         (c)
     521,918      410,245      932,163             5,884      1996         9/02         (c)
     651,867      775,634    1,427,501           142,193      1997         7/97         (c)
     234,685      589,367      824,052            97,476      1994         4/98         (c)


     543,095      552,491    1,095,586            56,852      1996         8/96         (c)
     217,079      858,549    1,075,628            97,975      1999         4/99         (c)
     680,192      526,711    1,206,903            54,200      1997         5/97         (c)
     769,842      376,964    1,146,806            38,790      1997         5/97         (c)
     917,717      713,170    1,630,887            73,387      1996         2/97         (c)
     349,582           (e)     349,582               (f)      1999         2/00         (f)
     323,106    1,219,165    1,542,270           154,177      1991         3/99         (c)
     650,112      600,335    1,250,447           137,879      1996         8/96         (c)
     233,468      689,696      923,164           135,931      1970        12/96         (c)
     308,272           (e)     308,272               (f)      1993         1/99         (f)
     360,438    1,062,531    1,422,969           134,369      1988         3/99         (c)
     448,745      626,866    1,075,610            80,223      1988         1/99         (c)
     775,925      458,838    1,234,763            58,025      1971         3/99         (c)
     273,353      718,493      991,846            90,862      1973         3/99         (c)
   1,211,346      741,406    1,952,753            76,292      1996         9/96         (c)
     546,261      658,946    1,205,207            67,807      1997         7/97         (c)
     625,123      958,670    1,583,793           121,234      1974         3/99         (c)
     500,000            -      500,000               (d)      2001        10/01         (d)
     424,416      822,399    1,246,814           105,247      1995         1/99         (c)
     416,548      762,244    1,178,792            48,502      1998         2/01         (c)
     375,952      820,967    1,196,919           103,820      1987         3/99         (c)
     348,663      701,825    1,050,488            81,202      1999         4/99         (c)


   1,259,828    1,623,073    2,882,901           201,217      1999         4/99         (c)
   1,372,280           (e)   1,372,280               (f)      1999        12/99         (f)
     986,426    1,680,312    2,666,738           284,706      1994        12/97         (c)
   1,463,644    1,874,198    3,337,842           232,349      1999         4/99         (c)
   1,122,087    2,017,496    3,139,583           250,114      1999         4/99         (c)
     938,162    1,681,670    2,619,832           284,718      1995        12/97         (c)
     869,178    1,309,759    2,178,937           162,374      1999         4/99         (c)
     844,185    1,425,740    2,269,926           176,753      1999         4/99         (c)
     984,259    1,103,690    2,087,949           136,827      1999         4/99         (c)
     945,234    1,475,339    2,420,573           249,785      1994        12/97         (c)
   1,239,264    1,490,392    2,729,656           184,768      1999         4/99         (c)
   1,725,325    1,574,207    3,299,532           195,159      1999         4/99         (c)
     570,815    1,536,290    2,107,105           190,458      1999         4/99         (c)
      88,077    2,019,028    2,107,105           250,304      1999         4/99         (c)
     963,047    1,505,671    2,468,718           254,920      1995        12/97         (c)
   1,156,847    1,188,272    2,345,119           155,461      1997        12/98         (c)
   1,032,271    1,074,834    2,107,105           133,250      1999         4/99         (c)
     960,779    1,365,563    2,326,342           212,410      1990         5/98         (c)
     956,799    2,692,320    3,649,119           333,774      1999         4/99         (c)
     470,047    1,541,280    2,011,327           191,076      1999         4/99         (c)
   1,495,716    1,674,517    3,170,232           207,594      1999         4/99         (c)
     869,408    1,548,972    2,418,380           192,030      1999         4/99         (c)
     878,358    1,449,034    2,327,392           179,641      1999         4/99         (c)
     844,918    1,712,340    2,557,257           212,283      1999         4/99         (c)


     528,118      340,297      868,415            73,131      1996        10/96         (c)


     788,248      209,449      997,697            45,379      1996         7/96         (c)


           -      595,741      595,741            41,430      1989         3/99         (c)


     495,195      937,060    1,432,255            18,833      1983         6/97         (c)
     346,380      869,587    1,215,967            34,266      1984         6/97         (c)
   1,485,631      772,853    2,258,484           144,815      1983         6/97         (c)
     389,394      676,711    1,066,105            26,683      1983         6/97         (c)
   1,131,164      719,865    1,851,029           127,970      1972         6/97         (c)
     840,525      465,154    1,305,679            48,821      1980         6/97         (c)
     311,196      606,403      917,599            23,911      1982         6/97         (c)
     618,125           (e)     618,125               (f)      1982         6/97         (f)
     436,867      757,874    1,194,740            29,883      1978         6/97         (c)


     642,483      581,759    1,224,242            61,693      1999        10/99         (c)


     219,702           (e)     219,702               (f)      1992         3/99         (f)
     361,025      572,098      933,123            72,348      1992         3/99         (c)
     457,851      454,566      912,417            57,485      1985         3/99         (c)
     392,818      664,851    1,057,669            84,078      1985         3/99         (c)
     400,847      901,367    1,302,214            95,010      1997         6/99         (c)
     155,398           (e)     155,398               (f)      1992         3/99         (f)
     539,650      670,448    1,210,098            76,890      1979         5/99         (c)
     644,889      991,991    1,636,880           119,643      1981         5/99         (c)
     307,292           (e)     307,292               (f)      1992         3/99         (f)
     450,010      760,630    1,210,640            91,552      1979         5/99         (c)
     466,555      506,094      972,649           123,707      1981         9/95         (c)
     318,979    1,013,110    1,332,089           122,822      1999         5/99         (c)
     528,090      625,653    1,153,743           152,932      1987         9/95         (c)
     397,302      665,948    1,063,250            15,368      1997         8/97         (c)
     414,731           (e)     414,731               (f)      1989         3/99         (f)
     555,232           (e)     555,232               (f)      1994         3/99         (f)


     464,957      178,078      643,035            32,646      1997         7/97         (c)
     633,691            -      633,691               (d)      1997         7/97         (d)


     485,013      586,758    1,071,771            21,620      1999         2/99         (c)


     440,812    1,039,283    1,480,095           128,843      1999         4/99         (c)
     456,629    1,170,630    1,627,259           166,801      1998         9/98         (c)
     384,221      643,854    1,028,074           157,381      1995         9/95         (c)
     359,455      653,853    1,013,308           158,008      1995        10/95         (c)
     426,349      805,517    1,231,866           119,853      1997         7/98         (c)
     848,133    1,008,678    1,856,811           134,271      1999         1/99         (c)
   1,031,098    1,092,939    2,124,037           261,081      1995        11/95         (c)
     806,377    1,086,502    1,892,879           124,779      1999         7/99         (c)
     576,548      934,918    1,511,466           166,200      1997         9/97         (c)
     349,227      699,756    1,048,983           172,989      1995         8/95         (c)
     546,078      993,149    1,539,227           146,205      1998         8/98         (c)
     601,296    1,344,016    1,945,312           166,253      1998         4/99         (c)
   1,043,108      977,508    2,020,616           230,792      1995        12/95         (c)
     564,242    1,056,315    1,620,557           155,504      1998         8/98         (c)
     161,390    1,028,945    1,190,335           174,341      1997        11/97         (c)
     569,664    1,017,781    1,587,445           152,658      1998         7/98         (c)
     364,536      865,147    1,229,683           148,990      1997        11/97         (c)
     601,394    1,194,533    1,795,926           126,224      1999         7/99         (c)
     587,601    1,393,436    1,981,038           147,370      1999        12/99         (c)
     595,717    1,094,345    1,690,062           109,733      1999        12/99         (c)
     320,880    1,155,880    1,476,760           152,149      1999         1/99         (c)
     590,538    1,176,436    1,766,974           196,062      1997         1/98         (c)
     743,544    1,276,290    2,019,835           132,587      1999        12/99         (c)
     377,108    1,116,904    1,494,012           134,948      1999         4/99         (c)
     615,554    1,184,073    1,799,628           210,492      1997         9/97         (c)
     541,264    1,173,738    1,715,002           208,655      1997         9/97         (c)
     684,351    1,258,835    1,943,186           131,507      1999        12/99         (c)
     409,153      943,712    1,352,865           165,141      1997        10/97         (c)
     479,197      954,051    1,433,248           193,452      1997         1/97         (c)
     374,230      838,342    1,212,572           158,346      1997         5/97         (c)
     428,841    1,031,457    1,460,298           174,766      1997        12/97         (c)
     395,839      887,540    1,283,379           140,519      1997         4/98         (c)
     570,004    1,271,666    1,841,669           166,301      1998        12/98         (c)
      67,157            -       67,157               (d)      2001         5/00         (d)
     322,433      987,385    1,309,818           168,558      1997        12/97         (c)
     657,606    1,347,285    2,004,890           177,378      1999         3/99         (c)
     626,999    1,130,692    1,757,691           240,121      1996         9/96         (c)
     718,003    1,202,177    1,920,181           129,827      1999        10/99         (c)
     825,650    1,161,192    1,986,842           266,995      1995         2/96         (c)
     665,172    1,080,114    1,745,285            91,272      2000         7/00         (c)
     705,094    1,305,383    2,010,477           141,794      1999         9/99         (c)
     303,633      970,489    1,274,123           180,611      1997         6/97         (c)


     405,631      884,954    1,290,585           154,745      1983        10/97         (c)
     282,099      534,632      816,731            93,487      1981        10/97         (c)
     693,733      810,458    1,504,190           141,719      1982        10/97         (c)
     371,254      685,847    1,057,101           118,024      1979        11/97         (c)
     451,235      548,178      999,412            95,856      1982        10/97         (c)
     287,331      712,081      999,412           124,516      1980        10/97         (c)
     388,699      793,475    1,182,173           138,749      1977        10/97         (c)
     728,574      793,410    1,521,984           138,738      1982        10/97         (c)
     436,471      659,089    1,095,560           115,250      1982        10/97         (c)
     627,680      804,399    1,432,079           140,659      1977        10/97         (c)


     493,536      619,786    1,113,322           110,179      1997         9/97         (c)


     215,567           (e)     215,567               (f)      1993         3/99         (f)
     336,696           (e)     336,696               (f)      1993         3/99         (f)
     324,298      420,017      744,315            53,116      1993         3/99         (c)
     256,050      476,149      732,198            60,214      1993         3/99         (c)
     173,386           (e)      173,38                (f)      1993         3/99         (f)


     846,183      595,601    1,441,783           110,843      1972         6/97         (c)
     817,039      648,765    1,465,804           115,331      1976         6/97         (c)
   1,181,460      908,880    2,090,340           169,145      1974         6/97         (c)


     632,811    1,135,312    1,768,123           135,831      1997         4/99         (c)
     540,896    1,196,239    1,737,135           123,293      1999        10/99         (c)
     375,987      964,430    1,340,417           129,824      1997        12/98         (c)
     567,462           (e)     567,462               (f)      1997         8/99         (f)
     501,388      746,474    1,247,862           111,757      1997         9/98         (c)
     565,639      923,669    1,489,308           113,666      1998         4/99         (c)
     416,279      867,972    1,284,251           117,077      1998        12/98         (c)
     476,847      961,606    1,438,453           125,806      1998        12/98         (c)
   1,407,002           (e)   1,407,002               (f)      1996         6/97         (f)
     545,112    1,029,900    1,575,012           138,637      1996        12/98         (c)
     645,365      790,258    1,435,624            83,582      1996         7/97         (c)
     512,481      831,202    1,343,683           118,285      1998         9/98         (c)
     380,687      775,713    1,156,399           110,389      1997         9/98         (c)
     460,167      744,128    1,204,295            78,703      1997         8/97         (c)
     665,015      580,798    1,245,813           109,626      1994         5/97         (c)
     593,624      918,024    1,511,648           120,189      1997        12/98         (c)
     488,259           (e)     488,259               (f)      1997         8/97         (f)
     647,414      871,268    1,518,683           116,885      1998        12/98         (c)
     668,112      941,796    1,609,907           115,897      1998         4/99         (c)
     382,950      957,912    1,340,862           125,323      1997        12/98         (c)
     504,533      806,624    1,311,157           119,649      1996         7/98         (c)
     387,562      891,943    1,279,505           120,148      1997        12/98         (c)
     282,868      843,648    1,126,517           113,180      1997        12/98         (c)
     579,175    1,176,434    1,755,609           153,912      1997        12/98         (c)
     765,743      652,671    1,418,413            69,030      1997         7/97         (c)
     319,237           (e)     319,237               (f)      1997         8/97         (f)


     944,585      689,363    1,633,948           128,292      1971         6/97         (c)


     711,642      726,339    1,437,981            92,384      1999         3/99         (c)
     605,063      623,222    1,228,286            65,915      1998         8/98         (c)
     419,488      697,861    1,117,349           125,910      1997         8/97         (c)
     457,821      708,581    1,166,402            73,290      1999        10/99         (c)
     481,456      636,588    1,118,043            88,648      1998         9/98         (c)
     604,724      600,686    1,205,411            73,582      1999         4/99         (c)
     361,238      711,595    1,072,833           126,500      1997         9/97         (c)
     396,864      576,370      973,234            60,542      1997         9/97         (c)
     369,886      467,819      837,706            49,479      1997         3/97         (c)
     124,468      773,506      897,973           141,703      1997         7/97         (c)
     389,265      779,211    1,168,476           127,597      1997         2/98         (c)
     635,343      652,472    1,287,815            67,100      1997         9/97         (c)
     482,309      716,199    1,198,508            77,953      1999         8/99         (c)
     286,850      606,547      893,397           109,432      1997         8/97         (c)
     499,875      866,353    1,366,228            89,078      1999        12/99         (c)
     404,270      831,716    1,235,986            81,681      1999        12/99         (c)
     284,046      549,495      833,541            58,118      1998         5/98         (c)
     699,776      864,724    1,564,500            90,967      1999         9/99         (c)
     537,223      592,536    1,129,759           113,490      1997         4/97         (c)
     545,485      527,020    1,072,504           120,039      1996         3/96         (c)
     375,776      643,445    1,019,221           135,750      1996         9/96         (c)
     403,002      610,815    1,013,817           128,945      1996         9/96         (c)
     370,342      548,107      918,449           103,456      1997         5/97         (c)
     420,521      543,338      963,859           101,049      1997         6/97         (c)
     437,667      591,877    1,029,544           124,947      1996         9/96         (c)
     272,937      653,792      926,729            69,149      1998         4/98         (c)
     899,898      733,701    1,633,599            91,227      1999         4/99         (c)
     737,038      553,688    1,290,725            58,561      1997         4/97         (c)
     730,674      547,445    1,278,120            57,901      1997         4/97         (c)
     740,616      678,189    1,418,805           114,822      1997         9/97         (c)
     911,754      531,018    1,442,772            54,610      1997         5/97         (c)
     853,821      602,301    1,456,122            61,941      1998         5/98         (c)
     418,351      651,064    1,069,415            90,663      1998         9/98         (c)
     363,967      776,605    1,140,572            99,984      1999         2/99         (c)
     217,851      751,664      969,515           143,968      1992         4/97         (c)
     383,591      643,055    1,026,645            67,683      1998         5/98         (c)
     771,241      793,229    1,564,471            99,063      1999         4/99         (c)
     387,533      787,843    1,175,376            97,959      1999         4/99         (c)
     681,663      642,924    1,324,587           117,783      1997         7/97         (c)
     631,275      567,912    1,199,187           107,194      1997         5/97         (c)
     496,689      721,614    1,218,303            89,526      1999         4/99         (c)
     717,246      657,685    1,374,931            69,560      1998         6/98         (c)
     474,296      727,491    1,201,787            74,815      1998         9/98         (c)
     501,168      699,067    1,200,235            73,790      1999         6/99         (c)
     274,362      781,797    1,056,159            99,438      1999         3/99         (c)
     311,466      700,979    1,012,445            86,966      1999         4/99         (c)
     475,748      719,239    1,194,987            75,985      1999         9/99         (c)
     495,529      759,800    1,255,329            93,709      1999         4/99         (c)
     353,396      904,688    1,258,084           121,678      1999        12/98         (c)
     289,257      699,525      988,782            85,317      1999         5/99         (c)
     477,580      538,255    1,015,835            56,929      1998         4/98         (c)
     464,986      785,149    1,250,136            96,465      1999         3/99         (c)
     523,089      617,131    1,140,221           109,627      1997         9/97         (c)
     358,130      668,383    1,026,513           116,878      1997        10/97         (c)


     745,752    1,551,697    2,297,449           146,549      1999         1/00         (c)
     370,963    1,406,532    1,777,495           135,770      1999         2/00         (c)


   1,089,268      931,637    2,020,905           115,497      1999         4/99         (c)


     251,187      737,672      988,859            87,348      1982         6/99         (c)


     181,290      463,414      644,705            18,996      2000         8/00         (c)
     158,829      491,957      650,785            47,669      1991         5/99         (c)
     310,574      532,557      843,132            51,240      1992         5/99         (c)
     205,795      564,058      769,853            54,666      1995         5/99         (c)
     315,037      541,553      856,591            52,113      1991         5/99         (c)
     301,723           (e)     301,723               (f)      1997         7/97         (f)


     340,115      687,423    1,027,537            72,561      2000        12/99         (c)
     445,493      594,649    1,040,141            72,734      1994         3/99         (c)
     190,146      614,193      804,339            52,889      2000         5/00         (c)
     311,103      506,943      818,045            53,511      2000        12/99         (c)
     255,500      561,315      816,815            54,572      1999        12/99         (c)


     376,929      639,875    1,016,804           152,773      1995        11/95         (c)
     665,422      481,311    1,146,733           101,544      1996         9/96         (c)


   6,288,001            -    6,288,001               (f)      2001         9/98         (f)
     360,878            -      360,878               (f)      2001         9/98         (f)


     615,498            -      615,498                 -      1986         9/02         (c)


     242,239            -      242,239               (d)      1989         1/96         (d)
     212,053            -      212,053               (d)      1986         5/96         (d)
     209,432            -      209,432               (d)      1978         5/96         (d)
     174,721            -      174,721               (d)      1975         1/96         (d)
     120,449            -      120,449               (d)      1986         5/96         (d)
     190,009      410,096      600,105            40,390      1996         3/97         (c)
     200,442            -      200,442               (d)      1985         1/96         (d)
     135,831      191,595      327,426            18,871      1992         2/97         (c)
     187,082      533,487      720,569            52,543      1990         3/97         (c)
     226,163            -      226,163               (d)      1987         1/96         (d)
     116,849            -      116,849               (d)      1978         1/96         (d)
     126,494            -      126,494               (d)      1986         1/96         (d)
     267,703      128,483      396,187             9,636      1998        10/00         (c)
     215,881            -      215,881               (d)      1990         5/96         (d)
     242,239            -      242,239               (d)      1977         1/96         (d)
     194,012            -      194,012               (d)      1986         1/96         (d)
     202,050            -      202,050               (d)      1983         1/96         (d)
     212,093            -      212,093               (d)      1978         5/96         (d)
     180,803            -      180,803               (d)      1978         5/96         (d)
      99,166            -       99,166               (d)      1994         1/96         (d)
     161,249      234,940      396,188            17,620      1980        10/00         (c)
     169,454            -      169,454               (d)      1986         5/96         (d)
     202,552            -      202,552               (d)      1980         4/96         (d)
     216,518            -      216,518               (d)      1975         1/96         (d)
     213,090      635,104      848,194            62,552      1989         3/97         (c)
      99,815            -       99,815               (d)      1986         5/96         (d)
     152,215            -      152,215               (d)      1994         1/96         (d)
     223,981      442,758      666,739            43,607      1983         3/97         (c)
     149,206      388,321      537,527            38,246      1975         3/97         (c)
     259,922            -      259,922               (d)      1976         1/96         (d)
     261,529            -      261,529               (d)      1993         1/96         (d)
     142,570            -      142,570               (d)      1977         1/96         (d)
      99,733            -       99,733               (d)      1991         5/96         (d)
     259,922            -      259,922               (d)      1978         1/96         (d)
     239,023            -      239,023               (d)      1983         1/96         (d)
     228,199      475,421      703,620            46,824      1983         3/97         (c)
     186,476            -      186,476               (d)      1976         4/96         (d)
     197,227            -      197,227               (d)      1978         1/96         (d)
     208,480            -      208,480               (d)      1975         1/96         (d)
     176,170            -      176,170               (d)      1985         1/96         (d)
     128,604            -      128,604               (d)      1988         4/96         (d)
     279,779      562,521      842,300            55,403      1983         3/97         (c)
           -      178,187      178,187            34,873      1979         3/97         (c)
     167,170      168,363      335,533            32,950      1980         3/97         (c)


     852,746    1,108,491    1,961,237           154,058      1994         9/98         (c)
     712,865      873,395    1,586,260           121,385      1993         9/98         (c)
     397,878      923,975    1,321,852           128,414      1996         9/98         (c)
     435,465      915,232    1,350,697           127,199      1994         9/98         (c)
     654,766    1,195,901    1,850,667           170,402      1994         9/98         (c)
     911,013    1,011,766    1,922,779           144,165      1993         9/98         (c)
   1,244,893      918,257    2,163,149           123,189      1994        12/98         (c)
     918,258      764,150    1,682,408           108,883      1995         9/98         (c)


     181,153      561,582      742,735            60,159      1980        10/99         (c)
     691,797    1,136,902    1,828,699           169,263      1997         4/98         (c)
     379,675      604,449      984,124            64,750      1999        10/99         (c)
     714,789    1,317,317    2,032,106           117,095      2000         5/00         (c)
     599,391    1,159,989    1,759,380           158,797      1998        11/98         (c)
     637,984      824,276    1,462,260            88,299      1980        10/99         (c)
     129,816      659,340      789,156            70,631      1988        10/99         (c)
     214,177      853,505    1,067,682            91,430      1979        10/99         (c)
     366,941      524,341      891,282            56,169      1999        10/99         (c)


     113,780      407,429      521,209            56,625      1998         9/98         (c)
     158,880      378,057      536,937            54,111      1998         9/98         (c)


     514,900      936,376    1,451,276            70,419      1995         8/97         (c)


     721,887           (e)     721,887               (f)      1999         1/00         (f)


     934,922    1,842,623    2,777,545           228,435      1999         4/99         (c)


     914,103      691,171    1,605,274            86,875      1999         2/99         (c)
   1,227,973      761,806    1,989,779            63,484      2000         3/00         (c)
   1,370,391      946,608    2,317,000           113,953      1999         4/99         (c)
     894,077    1,038,617    1,932,694            78,602      1999        11/99         (c)
   1,151,865      910,321    2,062,187            98,265      1999        10/99         (c)
     649,962      978,307    1,628,269           104,978      1999        10/99         (c)
     394,026    1,442,752    1,836,779           195,397      1998        12/98         (c)
   1,313,730      887,733    2,201,463            86,292      1999         2/00         (c)
     927,463      691,228    1,618,691            63,778      1978         2/99         (c)
   1,207,143    1,091,507    2,298,651           107,973      1999         1/00         (c)
     608,698      903,887    1,512,584            75,324      1998         7/00         (c)
     908,635    1,084,536    1,993,171            78,328      2000        11/00         (c)
     703,734    1,053,632    1,757,366            70,242      2000         4/00         (c)


     889,562      487,475    1,377,037            90,720      1997         6/97         (c)


     416,311      963,488    1,379,799           101,540      1999        11/99         (c)
     505,639           (e)     505,639               (f)      1999         3/00         (f)
     696,078    1,005,509    1,701,587           112,285      1999         7/99         (c)
     715,220    1,012,777    1,727,997           117,579      1999         7/99         (c)
     556,515    1,132,988    1,689,503           118,775      1999        11/99         (c)
     518,832           (e)     518,832               (f)      1999         5/99         (f)
     980,703           (e)     980,703               (f)      1999         3/99         (f)
     633,404           (e)     633,404               (f)      1999         2/00         (f)
     574,441      742,781    1,317,222           102,022      1998        11/98         (c)
     430,741           (e)     430,741               (f)      1999         1/00         (f)
     354,415           (e)     354,415               (f)      1997        11/97         (f)
     719,563           (e)     719,563               (f)      1999         4/99         (f)
     545,612      868,606    1,414,218           130,175      1998         7/98         (c)
     536,564    1,267,552    1,804,116           119,713      1999         1/00         (c)


     965,223      549,565    1,514,788           102,276      1977         6/97         (c)
   1,076,442    1,062,751    2,139,194           199,136      1996         6/97         (c)


     591,371    1,175,273    1,766,643           236,542      1996         1/97         (c)


     705,522      626,845    1,332,367           127,105      1996        12/96         (c)


   1,200,000            -    1,200,000                 -      1992         2/02         (c)
     900,000            -      900,000                 -      1991         2/02         (c)


     628,688      962,524    1,591,211           146,928      1981         6/98         (c)
     371,021      593,171      964,191            90,547      1994         6/98         (c)
     585,461      812,822    1,398,282           124,076      1990         6/98         (c)
     527,572      870,710    1,398,282           132,913      1988         6/98         (c)
     734,105      961,287    1,695,392           146,739      1986         6/98         (c)
     634,379      643,323    1,277,701            98,202      1981         6/98         (c)
     263,022           (e)     263,022               (f)      1999        12/99         (f)
     498,746           (e)     498,746               (f)      1978         7/99         (f)


     378,786      388,489      767,275            78,774      1996         9/96         (c)


   1,006,396      690,731    1,697,127           104,603      1979         6/98         (c)
     715,432           (e)     715,432               (f)      1993         6/98         (f)
     802,361           (e)     802,361               (f)      1973         6/98         (f)
     590,733           (e)     590,733               (f)      1993         6/98         (f)
     670,594           (e)     670,594               (f)      1976         6/98         (f)
     964,354           (e)     964,354               (f)      1973         6/98         (f)
     776,694           (e)     776,694               (f)      1972         6/98         (f)
     641,125           (e)     641,125               (f)      1974         6/98         (f)
     670,491           (e)     670,491               (f)      1977         6/98         (f)
     684,164           (e)     684,164               (f)      1969         6/98         (f)
     810,316      798,412    1,608,728           107,476      1979        12/98         (c)
     592,342           (e)     592,342               (f)      1988         6/98         (f)
     594,142           (e)     594,142               (f)      1974         6/98         (f)
     933,759      763,368    1,697,127           115,603      1985         6/98         (c)
     740,132           (e)     740,132               (f)      1984        12/98         (f)
     922,679      725,256    1,647,936           109,832      1978         6/98         (c)
     354,419           (e)     354,419               (f)      1978         6/98         (f)
     433,713           (e)     433,713               (f)      1969         6/98         (f)


     376,905      692,124    1,069,028            84,063      1981         3/99         (c)


     447,458      383,785      831,243            48,204      1994         2/99         (c)
     299,870           (e)     299,870               (f)      1994         2/99         (f)
     212,438           (e)     212,438               (f)      1998        10/98         (f)
     402,947           (e)     402,947               (f)      1994         2/99         (f)
     404,578      451,129      855,707            56,662      1994         2/99         (c)
     474,588      478,974      953,562            60,160      1994         2/99         (c)
     349,637           (e)     349,637               (f)      1991        10/98         (f)
     308,915      351,160      660,075            49,162      1991        10/98         (c)
     339,250      490,895      830,145            11,684      2000         5/00         (c)
     343,906           (e)     343,906               (f)      1994         2/99         (f)


     276,949      550,355      827,305            44,927      2000         8/00         (c)
     335,174      694,862    1,030,036            77,852      1997         7/99         (c)
     355,763      496,898      852,661            44,169      2000         4/00         (c)


     505,551      806,059    1,311,610            83,855      1999        12/99         (c)
     538,204    1,149,066    1,687,270            86,883      2000         9/00         (c)
     656,917    1,208,688    1,865,605           113,344      1999         3/00         (c)
     582,062    1,085,290    1,667,352            99,818      2000         5/00         (c)
     520,037    1,074,176    1,594,213            89,515      2000         6/00         (c)
     664,266      987,133    1,651,400            85,067      2000         5/00         (c)
     596,439    1,078,721    1,675,160            45,267      2000        11/00         (c)
     235,195    1,115,831    1,351,026           113,523      1999        12/99         (c)
     560,423    1,032,294    1,592,717           108,698      1999         9/99         (c)
     713,534      995,529    1,709,064           104,281      1998        11/99         (c)


     967,242    1,726,827    2,694,069           165,453      1999         2/00         (c)
   1,385,425           (e)   1,385,425               (f)      1999        10/99         (f)
     856,278           (e)     856,278               (f)      1999         3/99         (f)
   2,459,048           (e)   2,459,048               (f)      2000         6/00         (f)
     914,342           (e)     914,342               (f)      1997         5/98         (f)
     884,743           (e)     884,743               (f)      1999         3/00         (f)
   1,239,565           (e)   1,239,565               (f)      1999        12/99         (f)
   1,213,121           (e)   1,213,121            13,552      1999         4/00         (c)


     744,126    1,221,749    1,965,875           101,812      1994         5/99         (c)


     370,667      431,642      802,309            75,478      1981        10/97         (c)
     422,489      528,849      951,338            92,476      1981        10/97         (c)


     548,886      700,855    1,249,741            97,405      1994         9/98         (c)
     618,372      631,369    1,249,741            87,748      1994         9/98         (c)


     511,811      756,304    1,268,115            78,019      1989        10/99         (c)


     485,625      705,993    1,191,618            57,958      2000         7/00         (c)
     640,066      688,918    1,328,984           149,171      1996         7/96         (c)
     358,027      444,622      802,649            96,275      1996         5/96         (c)
     555,813      442,025      997,838            64,155      1998         8/98         (c)
     489,097      735,631    1,224,728            77,516      1999         9/99         (c)
     841,374      699,082    1,540,456           108,740      1998         5/98         (c)
---------------------------------------------------------
 298,631,152  340,405,076  639,036,228 43,688,187
=========================================================








     708,297    1,008,108    1,716,405    139,294             1998        11/98         (c)
=========================================================







        (e)          (e)          (e)         (g)             1996         2/99         (g)
        (e)          (e)          (e)         (f)             1996         1/99         (f)
        (e)          (e)          (e)         (g)             1995         8/98         (g)


        (e)          (e)          (e)         (f)             1999        12/99         (f)
        (e)          (e)          (e)         (f)             1995         8/95         (f)
        (h)          (e)          (e)         (f)             1978        12/99         (f)
        (h)          (e)          (e)         (f)             1999        12/99         (f)
        (e)          (e)          (e)         (f)             1999        12/99         (f)


        (e)          (e)          (e)         (f)             1986         6/98         (f)
        (e)          (e)          (e)         (f)             1979         6/98         (f)
        (e)          (e)          (e)         (f)             1979         6/98         (f)
        (e)          (e)          (e)         (f)             1984         6/98         (f)
        (e)          (e)          (e)         (f)             1983         6/98         (f)
        (e)          (e)          (e)         (f)             1979         6/98         (f)
        (e)          (e)          (e)         (f)             1981         6/98         (f)
        (e)          (e)          (e)         (f)             1983         6/98         (f)
        (e)          (e)          (e)         (f)             1979         6/98         (f)
        (e)          (e)          (e)         (f)             1986         6/98         (f)
        (e)          (e)          (e)         (f)             1983         6/98         (f)
        (e)          (e)          (e)         (f)             1976         6/98         (f)
        (e)          (e)          (e)         (f)             1980         6/98         (f)
        (e)          (e)          (e)         (g)             1982         6/98         (g)
        (e)          (e)          (e)         (f)             1987        12/98         (f)


        (h)          (e)          (e)         (f)             1994         8/99         (f)
        (h)          (e)          (e)         (f)             1991         3/97         (f)
        (h)          (e)          (e)         (f)             1974         8/97         (f)
        (e)          (e)          (e)         (f)             1996        10/97         (f)


        (e)          (e)          (e)         (f)             1999         2/00         (f)
        (e)          (e)          (e)         (f)             1993         1/99         (f)
        (h)          (e)          (e)         (f)             1996         1/99         (f)
        (h)          (e)          (e)         (f)             1985         1/99         (f)


        (e)          (e)          (e)         (f)             1999        12/99         (f)


        (h)          (e)          (e)         (f)             1991        10/97         (f)


        (e)          (e)          (e)         (f)             1982         6/97         (f)
        (e)          (e)          (e)         (g)             1992         3/99         (g)
        (e)          (e)          (e)         (f)             1992         3/99         (f)
        (e)          (e)          (e)         (f)             1992         3/99         (f)
        (e)          (e)          (e)         (f)             1992         3/99         (f)
        (e)          (e)          (e)         (f)             1989         3/99         (f)
        (e)          (e)          (e)         (f)             1994         3/99         (f)


        (h)          (e)          (e)         (f)             1996         3/97         (f)


        (e)          (e)          (e)         (f)             1993         3/99         (f)
        (e)          (e)          (e)         (f)             1993         3/99         (f)
        (e)          (e)          (e)         (f)             1993         3/99         (f)


        (h)          (e)          (e)         (f)             1972         5/99         (f)
        (h)          (e)          (e)         (f)             1997        10/98         (f)
        (h)          (e)          (e)         (f)             1997        10/99         (f)
        (h)          (e)          (e)         (f)             1998        12/99         (f)
        (h)          (e)          (e)         (f)             1998         1/00         (f)
        (h)          (e)          (e)         (f)             1997         8/99         (f)
        (h)          (e)          (e)         (f)             1996        11/98         (f)
        (e)          (e)          (e)         (g)             1997         5/99         (g)
        (h)          (e)          (e)         (f)             1997         9/99         (f)
        (h)          (e)          (e)         (f)             1997         3/99         (f)
        (e)          (e)          (e)         (f)             1996         6/97         (f)
        (h)          (e)          (e)         (f)             1997         7/99         (f)
        (h)          (e)          (e)         (f)             1998         1/00         (f)
        (e)          (e)          (e)         (f)             1997         8/97         (f)
        (e)          (e)          (e)         (g)             1997        12/98         (g)
        (h)          (e)          (e)         (f)             1998        11/99         (f)
        (h)          (e)          (e)         (f)             1998         4/99         (f)
        (h)          (e)          (e)         (f)             1997         9/99         (f)
        (h)          (e)          (e)         (f)             1997         4/99         (f)
        (h)          (e)          (e)         (f)             1997         6/99         (f)
        (h)          (e)          (e)         (f)             1998         8/99         (f)
        (e)          (e)          (e)         (f)             1997         8/97         (f)
        (h)          (e)          (e)         (f)             1997         4/99         (f)
        (h)          (e)          (e)         (f)             1997         8/99         (f)


        (e)          (e)          (e)         (g)             1987         6/99         (i)
        (e)          (e)          (e)         (f)             1996         5/99         (f)
        (e)          (e)          (e)         (f)             1997         7/97         (f)


        (e)          (e)          (e)         (g)             1996        12/96         (g)


        (e)          (e)          (e)         (g)             1997         9/97         (g)


        (e)          (e)          (e)         (f)             1999         1/00         (f)


        (e)          (e)          (e)         (f)             1999         3/00         (f)
        (e)          (e)          (e)         (f)             1999         5/99         (f)
        (e)          (e)          (e)         (f)             1999         3/99         (f)
        (e)          (e)          (e)         (f)             1999         2/00         (f)
        (e)          (e)          (e)         (f)             1999         1/00         (f)
        (e)          (e)          (e)         (f)             1997        11/97         (f)
        (h)          (e)          (e)         (f)             1999        10/99         (f)
        (e)          (e)          (e)         (f)             1999         4/99         (f)
        (h)          (e)          (e)         (f)             1999         6/99         (f)
        (h)          (e)          (e)         (f)             1999         9/99         (f)
        (e)          (e)          (e)         (g)             1999         7/99         (g)


        (e)          (e)          (e)         (f)             1999        12/99         (f)
        (e)          (e)          (e)         (f)             1978         7/99         (f)


        (e)          (e)          (e)         (f)             1993         6/98         (f)
        (e)          (e)          (e)         (f)             1973         6/98         (f)
        (e)          (e)          (e)         (f)             1993         6/98         (f)
        (e)          (e)          (e)         (f)             1976         6/98         (f)
        (e)          (e)          (e)         (f)             1973         6/98         (f)
        (e)          (e)          (e)         (f)             1972         6/98         (f)
        (e)          (e)          (e)         (f)             1974         6/98         (f)
        (e)          (e)          (e)         (f)             1977         6/98         (f)
        (e)          (e)          (e)         (f)             1969         6/98         (f)
        (e)          (e)          (e)         (f)             1988         6/98         (f)
        (e)          (e)          (e)         (f)             1974         6/98         (f)
        (e)          (e)          (e)         (f)             1984        12/98         (f)
        (e)          (e)          (e)         (f)             1978         6/98         (f)
        (e)          (e)          (e)         (f)             1969         6/98         (f)


        (e)          (e)          (e)         (f)             1994         2/99         (f)
        (e)          (e)          (e)         (f)             1998        10/98         (f)
        (e)          (e)          (e)         (f)             1994         2/99         (f)
        (e)          (e)          (e)         (f)             1991        10/98         (f)
        (e)          (e)          (e)         (f)             1994         2/99         (f)


        (h)          (e)          (e)         (f)             1998         2/99         (f)


        (e)          (e)          (e)         (f)             1999        10/99         (f)
        (e)          (e)          (e)         (f)             1999         3/99         (f)
        (e)          (e)          (e)         (f)             2000         6/00         (f)
        (e)          (e)          (e)         (f)             1997         5/98         (f)
        (e)          (e)          (e)         (f)             1999         3/00         (f)
        (e)          (e)          (e)         (f)             1999        12/99         (f)
        (e)          (e)          (e)         (f)             1999         4/00         (f)


        (e)          (e)          (e)         (g)             1998         3/99         (g)


        (h)          (e)          (e)         (f)             1997        10/98         (f)
        (h)          (e)          (e)         (f)             1998         9/98         (f)
        (h)          (e)          (e)         (f)             1996        12/96         (f)
        (h)          (e)          (e)         (f)             2000         4/00         (f)
        (h)          (e)          (e)         (f)             1996         6/96         (f)
        (h)          (e)          (e)         (f)             1998        10/98         (f)
-

=



---------------------------------------------------------
 299,339,449  341,413,184  640,752,633 43,827,481
=========================================================



                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation during 2002, 2001 and 2000 are summarized below. The balances in 2001, 2000 and 1999 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.



                                                                      Cost           Accumulated
                                                                     (b)(j)          Depreciation
                                                                -----------------   ----------------
              Properties the Company has Invested
                  in Under Operating Leases:

                   Balance, December 31, 1999                      $ 600,074,313      $  9,775,814
                   Acquisitions                                       61,797,816                --
                   Dispositions                                      (20,170,059 )        (963,447  )
                   Depreciation expense (c)                                   --        12,242,000
                                                                -----------------   ----------------

                   Balance, December 31, 2000                        641,702,070        21,054,367
                   Acquisitions                                        1,678,792                --
                   Dispositions                                      (12,663,443 )        (642,041  )
                   Depreciation expense (c)                                   --        12,138,000
                                                                -----------------   ----------------

                   Balance, December 31, 2001                        630,717,419        32,550,326
                   Acquisitions                                        7,089,952                --
                   Dispositions                                       (2,425,640 )         (97,139  )
                   Reclassifications from direct financing
                      leases                                           3,654,497                --
                   Depreciation expense (c)                                   --        11,235,000
                                                                -----------------   ----------------
                   Balance December 31, 2002                       $ 639,036,228      $ 43,688,187
                                                                =================   ================

              Property of Joint Venture in Which the Company has a 59.22%
                Interest and has Invested in Under an Operating Lease:

                   Balance, December 31, 1999                       $  1,716,405       $    38,483
                   Depreciation expense                                       --            33,604
                                                                -----------------   ----------------

                   Balance, December 31, 2000                          1,716,405            72,087
                   Depreciation expense                                       --            33,603
                                                                -----------------   ----------------

                   Balance, December 31, 2001                          1,716,405           105,690
                   Depreciation Expense                                       --            33,604
                                                                -----------------   ----------------
                   Balance, December 31, 2002                       $  1,716,405       $   139,294
                                                                =================   ================


(b) As of December 31, 2002, 2001 and 2000, the aggregate cost of the properties owned by the Company and its subsidiaries for federal income tax purposes was $657.3 million, $745.3 million and $870.9 million, respectively. Substantially, all of the leases are treated as operating leases for federal income tax purposes.

(c) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED
                                December 31, 2002


(d) The building portion of this property is owned by the tenant; therefore, depreciation is not applicable.

(e) For financial reporting purposes, certain components of the lease relating to land and/or building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(f) For financial reporting purposes, the portion of this lease relating to the building has been recorded as direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(g) For financial reporting purposes, the lease for the land and building has been recorded as direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(h) The Company owns the building only relating to this property. This property is subject to a ground lease between the tenant and an unaffiliated third party. In connection therewith, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord of the land. The tri-party agreement or assignment of interest each provide that the tenant is responsible for all obligations under the ground lease and provide certain rights to the Company to help protect its interest in the building in the event of a default by the tenant under the terms of the ground lease.

(i)      The property is encumbered at December 31, 2002.

(j) For financial reporting purposes, the undepreciated cost of the following properties was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairments by recording an allowance for loss on land, building or investment in direct financing lease in the amounts listed below for each property as of December 31, 2002. The impairments at December 31, 2002 represent the difference between the properties' carrying values and the property manager's estimate of the net realizable value of the properties based upon anticipated sales prices to interested third parties. The cost of the properties presented on this schedule is the gross amount at which the properties were carried at December 31, 2002, excluding the allowances for loss.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED
                                December 31, 2002

(j)      (continued)

         The following are a list of properties and the related impairment at December 31, 2002:

                                                                 Total
                                                            -----------------

             Denny's - Shawnee , OK                              $   326,661
             Boston Market - St. Joseph , MO                         143,132
             Denny's - Tampa , FL                                    287,043
             Pizza Hut - Weirton , WV                                108,163
             Darryl's - Richmond , VA                                193,688
             Houlihan's - Langhorne , PA                             616,693
             Darryl's - Winston-Salem , NC                           564,857
             Darryl's - Raleigh , NC                                 641,056
             Boston Market - Newport News , VA                       202,476
             Darryl's - Montgomery , AL                              436,392
             Darryl's - Huntsville , AL                               13,230
             Darryl's - Raleigh , NC                                 172,363
             Darryl's - Nashville , TN                                35,935
             Roadhouse Grill - Pensacola , FL                        804,913
             Black-eyed Pea - Glendale , AZ                          380,415
             Black-eyed Pea - Grapevine , TX                         873,196
             Black-eyed Pea - Fort Worth , TX                        312,735
             Big Boy - Woodson Terrace , MO                          190,000
             Big Boy - Fenton , MO                                   150,000
             Big Boy - Columbia , MO                                 133,333
             Big Boy - Collinsville , IL                             150,000
             Big Boy - Sedalia , MO                                  189,914
             Big Boy - Bridgeton , MO                                150,000
             Big Boy - N. Kansas City , MO                           190,000
             Big Boy - Lee's Summit , MO                             189,769
             Big Boy - Blue Springs , MO                             160,588
             Big Boy - Merriam , KS                                  183,425
             Hardee's - Petal , MS                                    98,457
             Big Boy - Crystal City , MO                             133,333
             Big Boy - Arnold , MO                                   190,000
             Chevys Fresh Mex - Brandon , FL                         159,755
             Chevys Fresh Mex - Olathe , KS                          276,466
             Rio Bravo Fresh Mex - Morrow , GA                       475,017
             Chevys Fresh Mex - Auburn Hills , MI                    748,387
             Chevys Fresh Mex - Tampa , FL                           324,884
             Chevys Fresh Mex - Taylor , MI                          315,551
             Chevys Fresh Mex - Clearwater , FL                       87,746
             Chevys Fresh Mex - Orlando , FL                         141,790
             Chevys  - Independence , MO                             502,672
             Rio Bravo Fresh Mex - Atlanta , GA                      784,297
             Chevys Fresh Mex - Merriam , KS                         790,061
             Rio Bravo Fresh Mex - Jacksonville , FL                 393,374
             Roadhouse Grill - Centerville , OH                      795,340
             Roadhouse Grill - Rock Hill , SC                        522,390
             Roadhouse Grill - Columbus , OH                         588,712
             Roadhouse Grill - Roswell, GA                         1,005,994
             Shoney's-Cocoa Beach, FL                                375,500
             Shoney's-Debary, FL                                      27,000
                                                            -----------------
                                                               $  16,536,703
                                                            =================

                       CNL AMERICAN PROPERTIES FUND, INC.
                   SCHEDULE IV - Mortgage Loans on Real Estate

                               December 31, 2002



                                                      Interest                    Final           Periodic    Prior  Face Amount
 Description                                            Rate                  Maturity Date     Payment Term  Liens  of Mortgages


 29 loans held for sale with original amounts
    ranging from $330,000 to $17,924,000          6.51% to 10.58%        02/01/2003 to 01/01/2021      N/A    N/A     N/A

 265 loans as mortgage notes receivable with
    original amounts ranging from $69,000
    to $8,475,000                                 3.09 % to 11.37%       05/01/2003 to 03/01/2022      N/A    N/A     N/A






                    Principal Amount of Loans
  Carrying Amount     Subject to Delinquent
    of Mortgages      Principal or Interest




  $ 48,326,541            $ 33,235,376



  $314,122,172            $ 22,993,717

--------------            ------------
  $362,448,713            $ 56,229,093
===============           ============







                                                        2002              2001            2000             1999
 Balance at beginning of period                      403,700,839      419,903,472       63,466,474     19,631,693
 New mortgage loans                                   14,492,417       86,630,251      370,029,447     46,738,038
 Accrued interest                                      1,066,391         (833,527)       2,906,089        346,101
 Collection of principal                             (37,344,708)    (116,950,540)      (7,946,989)    (2,466,072)
 Deferred financing income                               205,417         (439,759)      (2,227,842)       (11,336)
 Unamortized loan costs                                 (146,601)         311,300         (376,164)        91,007
 Valuation loan costs                                (15,838,755)      15,823,041       (6,854,932)      (551,011)
 Provision for uncollectible mortgage notes           (3,686,287)        (743,399)         907,389       (311,946)
                                                 -------------------------------------------------------------------
 Balance at end of period                            362,448,713      403,700,839      419,903,472     63,466,474
                                                 ===================================================================

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

                  10.18 Amended and Restated Credit and Reimbursement Agreement by and among CNL APF Partners, LP, CNL APF LP Corp., CNL APF GP Corp., Bank of America, N.A. and Bank of America Securities LLC, dated as of June 15, 2000 (included as Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

                  10.19 Employment Agreement by and between Michael Wood and the Registrant, dated August 31, 1999 (included as
                           Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.20 Employment Agreement by and between Brent Heaton and the Registrant, dated September 29, 1999 (included as
                           Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.21 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Curtis McWilliams (included as Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical
                           Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1,
                           1999), John Walker (dated November 3, 1999), Barry Goff (dated November 1, 1999), and Brent Heaton (dated November 3, 1999).

                  10.22 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Robert Chapin (included as Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical
                           Addendum relating to their respective employment agreements: Howard Singer (dated November 1, 1999), Michael Wood (dated November 8, 1999) and Timothy Neville (dated November 24, 1999).

                  10.23 Second Addendum to Employment Agreement dated as of June 16, 2000, between the Registrant and Curtis McWilliams (included as Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements: Howard Singer (dated June 19, 2000), Robert Chapin (dated June 20,
                           2000) and Brent Heaton (dated October 30, 2000).

                  10.24 Second Addendum to Employment Agreement dated as of August 20, 2000, between the Registrant and Barry Goff (included as Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.25 Second Addendum to Employment Agreement dated as of September 1, 2000, between the Registrant and Steve Shackelford (included as Exhibit 10.25 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.26 Second Addendum to Employment Agreement dated as of 2000, between the Registrant and Timothy Neville (included as Exhibit 10.26 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.27 Second Addendum to Employment Agreement dated as of October 24, 2000, between the Registrant and Michael Wood (included as Exhibit 10.27 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.28 Second Addendum to Employment Agreement dated as of October 25, 2000, between the Registrant and John Walker (included as Exhibit 10.28 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.29 Amended and Restated Master Purchase Agreement dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, (included as Exhibit 10.29 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

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

                  21       Subsidiaries of the Registrant (filed herewith).

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

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRAINT

                                  EXHIBIT 99.1
                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 99.2
                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 99.3
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER