Form 10-Q
period 2003-03-31
CNL AMERICAN PROPERTIES FUND INC
filed 2003-05-14
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)

[x] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to______________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No___

         45,248,670 shares of common stock, $0.01 par value, outstanding as of May 13, 2003.

                                    CONTENTS





Part I                                                                 Page
                                                                       ----

   Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets                      1

             Condensed Consolidated Statements of Operations            2

             Condensed Consolidated Statements of
                  Stockholders' Equity and Comprehensive
                  Income/(Loss)                                         3

             Condensed Consolidated Statements of Cash Flows            4-5

             Notes to Condensed Consolidated Financial
                  Statements                                            6-12

   Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   13-26

   Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                           26

   Item 4.  Controls and Procedures                                     27

Part II

   Other Information                                                    28-31

Item 1.       Financial Statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands except for per share data)


                                                                                  March 31,           December 31,
                                                                                   2003                  2002
                                                                              -----------------     -----------------

                                   ASSETS

    Real estate investment properties                                             $   570,824            $   576,011
    Net investment in direct financing leases                                         111,618                112,441
    Real estate held for sale                                                         126,704                149,034
    Mortgage loans held for sale                                                       40,462                 48,568
    Mortgage, equipment and other notes receivable, net of allowance of               330,480                334,467
        $11,326 and $11,341, respectively
    Other investments                                                                  31,909                 32,163
    Cash and cash equivalents                                                          19,964                 15,531
    Restricted cash                                                                     4,007                  4,574
    Receivables, less allowance for doubtful accounts
        of $1,658 and $1,182, respectively                                              3,398                  3,281
    Accrued rental income                                                              23,742                 22,293
    Goodwill                                                                           56,260                 56,260
    Other assets                                                                       32,497                 29,675
                                                                              -----------------     -----------------
                                                                                 $  1,351,865           $  1,384,298
                                                                              =================     =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Revolver                                                                       $    12,500            $   14,000
    Note payable                                                                       197,944               203,207
    Mortgage warehouse facilities                                                      126,564               145,758
    Subordinated note payable                                                           43,750                43,750
    Bonds payable                                                                      420,607               424,508
    Due to related parties                                                              10,546                 5,124
    Other payables                                                                      37,582                35,378
                                                                              -----------------     -----------------
         Total liabilities                                                             849,493                871,725
                                                                              -----------------     -----------------
     Minority interests, including redeemable partnership interest                       6,817                18,422
                                                                              -----------------     -----------------

    Stockholders' equity:
        Preferred stock, without par value.  Authorized and unissued
           3,000,000 shares                                                              --                       --
        Excess shares, $0.01 par value per share. Authorized and
           unissued 78,000,000 shares                                                    --                       --
        Common stock, $0.01 par value per share. Authorized
           62,500,000 shares, issued 45,285,972 shares, outstanding
           45,248,670 shares                                                              452                    452
        Capital in excess of par value                                                828,117                816,745
        Accumulated other comprehensive loss                                          (17,598  )             (16,862 )
        Accumulated distributions in excess of net earnings                          (315,416  )            (306,184 )
                                                                              -----------------     -----------------
               Total stockholders' equity                                              495,555                494,151
                                                                              -----------------     -----------------
                                                                                 $  1,351,865       $       1,384,298
                                                                              =================     =================


     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands except for per share data)


                                                                                              Quarter Ended
                                                                                                March 31,
                                                                                         2003                2002
                                                                                    ----------------     --------------

Revenues:
    Sale of real estate                                                                  $    2,330         $   37,233
    Rental income from operating leases                                                      15,818             19,820
    Earned income from direct financing leases                                                2,736              2,985
    Interest income from mortgage, equipment and other notes receivable                       8,183              9,389
    Investment and interest income                                                            1,103              1,028
    Other income                                                                              3,524              3,118
    Net decrease in value of mortgage loans held for sale, net of related hedge              (2,047 )           (3,221 )
                                                                                    ----------------     --------------
                                                                                             31,647             70,352
                                                                                    ----------------     --------------
Expenses:
    Cost of real estate sold                                                                  2,146             34,336
    General operating and administrative                                                      8,648              7,553
    Interest expense                                                                         12,607             15,680
    Property expenses                                                                           207              1,925
    State and other taxes                                                                       455                187
    Depreciation and amortization                                                             3,341              3,375
    Provision for loss on loans                                                                 360                 60
    Impairment provisions                                                                     2,635                654
                                                                                    ----------------     --------------
                                                                                             30,399             63,770
                                                                                    ----------------     --------------

Earnings before minority interest in (income)/loss of consolidated joint
    ventures, equity in earnings of unconsolidated joint ventures, and loss on                1,248              6,582
    sale of assets

Minority interest in income of consolidated joint ventures                                     (150 )             (135 )

Equity in earnings of unconsolidated joint ventures                                             612                268

Loss on sale of assets                                                                           (6 )             (157 )
                                                                                    ----------------     --------------
Earnings from continuing operations                                                           1,704              6,558
                                                                                    ----------------     --------------
Discontinued operations
    Earnings (loss) from discontinued operations, net                                         1,158                (46 )
    Gain (loss) on disposal of discontinued operations, net                                   5,157                (80 )
                                                                                    ----------------     --------------
                                                                                              6,315               (126 )
                                                                                    ----------------     --------------
Net Income                                                                               $    8,019         $    6,432
                                                                                    ================     ==============

Earnings per share of common stock (basic and diluted):
    From continuing operations                                                           $     0.04          $    0.15
    From discontinued operations                                                               0.14                 --
                                                                                    ----------------     --------------
Net income                                                                               $     0.18          $    0.15
                                                                                    ================     ==============
Weighted average number of shares of common stock outstanding                            45,248,670         44,075,641
                                                                                    ================     ==============

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                     EQUITY AND COMPREHENSIVE INCOME/(LOSS)
          Quarter Ended March 31, 2003 and Year Ended December 31, 2002
             (In Thousands except for share data and per share data)


                                                                         Accumulated
                                                                        distributions      Accumulated
                                   Common stock         Capital in        in excess           other
                                 Number       Par       excess of          of net         comprehensive               Comprehensive
                               of shares     value      par value         earnings        Income/(loss)     Total     Income/(loss)
                               ----------- ----------  -------------    --------------   ---------------  ---------  ---------------

Balance at December 31, 2001   44,075,641     $  441     $  798,154     $  (273,783 )      $   1,370      $ 526,182

Shares issued                   1,173,354         11         20,088              --               --         20,099

Retirement of common stock           (325 )       --             (4 )            --               --             (4 )

Stock issuance costs                   --         --         (1,493 )            --               --         (1,493 )

Net income                             --         --             --          35,590               --         35,590      $ 35,590

Other comprehensive loss,
   market revaluation on
   available for sale                  --         --             --              --             (775 )         (775 )        (775 )
securities

Current period adjustment to
  recognize change in fair
  value of cash flow hedges,
  net of tax                           --         --             --              --          (17,457 )      (17,457 )     (17,457 )
                                                                                                                        ------------

Total comprehensive income             --         --             --              --               --             --     $  17,358
                                                                                                                        ============

Distributions declared and
  paid ($1.52 per share)               --         --             --         (67,991 )             --        (67,991 )
                               ----------- ----------  -------------    --------------   -------------   ------------

Balance at December 31, 2002   45,248,670     $  452     $  816,745     $  (306,184 )     $  (16,862 )    $ 494,151

Acquisition of minority
  interest                             --         --         11,372              --               --         11,372

Net income                             --         --             --           8,019               --          8,019     $   8,019

Current period adjustment to
  recognize change in fair
  value of cash flow hedges,
  net of tax                           --         --             --              --             (736 )         (736 )        (736 )
                                                                                                                        ------------

Total comprehensive income             --         --             --              --               --             --     $     7,283
                                                                                                                        ============

Distributions declared and
  paid ($0.38 per share)               --         --             --         (17,251 )             --        (17,251 )

                               ----------- ----------  -------------    --------------   -------------   ------------

Balance at March 31, 2003      45,248,670     $  452     $  828,117     $  (315,416 )     $  (17,598 )    $ 495,555
                               =========== ==========  =============    ==============   =============   ============

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                  2003                   2002
                                                                            ------------------     -----------------

Cash flows from operating activities:
Net income                                                                        $     8,019           $     6,432
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization                                                    3,347                 4,057
       Impairment provisions                                                            3,861                 1,212
       (Gain) loss on sale of assets                                                     (260 )                 237
       Provision for loss on loans                                                        360                    --
       Investments in mortgage loans held for sale                                       (493 )                (215 )
       Collection on mortgage loans held for sale                                       7,587                 8,981
       Change in inventories of real estate held for sale                              16,718                16,487
       Changes in other operating assets and liabilities                                  281                  (721 )
                                                                            ------------------     -----------------
              Net cash provided by operating activities                                39,420                36,470
                                                                            ------------------     -----------------

    Cash flows from investing activities:
       Additions to real estate investment properties                                      --                  (102 )
       Proceeds from sale of assets                                                     5,000                 2,785
       Decrease in restricted cash                                                        567                 2,460
       Investment in joint ventures                                                      (640 )                 (70 )
       Investment in mortgage, equipment and other notes
         receivable                                                                        --                (2,058 )
       Collections on mortgage, equipment and other notes
         receivable                                                                     2,758                   864
                                                                            ------------------     -----------------
              Net cash provided by investing activities                                 7,685                 3,879
                                                                            ------------------     -----------------

    Cash flows from financing activities:
       Payment of stock issuance costs                                                     --                (1,494 )
       Proceeds from borrowing on revolver, note payable and
         subordinated note payable                                                     11,500                11,000
       Payment on revolver, note payable and subordinated
         note payable                                                                 (18,263 )                  --
       Proceeds from borrowing on mortgage warehouse facilities                        25,721                16,899
       Payments on mortgage warehouse facilities                                      (44,915 )             (52,280 )
       Retirement of bonds payable                                                     (3,901 )              (3,641 )
       Refund of loan costs                                                                --                    28
       Loan from stockholder                                                            4,500                 7,500
       Distributions to minority interests                                                (63 )                 (63 )
       Distributions to stockholders                                                  (17,251 )             (16,803 )
                                                                            ------------------     -----------------
              Net cash used in financing activities                                   (42,672 )             (38,854 )
                                                                            ------------------     -----------------

Net increase in cash and cash equivalents                                               4,433                 1,495

Cash and cash equivalents at beginning of quarter                                      15,531                19,333
                                                                            ------------------     -----------------
Cash and cash equivalents at end of quarter                                       $    19,964           $    20,828
                                                                            ==================     =================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                  2003                  2002
                                                                           -------------------    ------------------

Supplemental disclosure of cash flow information:

       Interest paid                                                             $     12,466           $    14,784
                                                                           ===================    ==================
       Interest capitalized                                                        $       19             $      --
                                                                           ===================    ==================

     See accompanying notes to condensed consolidated financial statements.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Organization and Nature of Business:
         -----------------------------------

         CNL American Properties Fund, Inc. was organized in Maryland in May of 1994, and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL American Properties Fund, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include CNL Restaurant Properties, Inc. ("CNL-RP") and CNL Franchise Network Corp. ("CNL-FNC"). The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment, operated principally through the Company's wholly owned subsidiary CNL-RP and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities related to the real estate segment include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $550 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL-FNC and a partnership with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, development and advisory services to national and regional restaurant operators.

         Effective January 1, 2003, CNL-FN modified certain terms relating to the alliance with Bank of America allowing the bank to assume certain costs of its portfolio operations, decreasing the referral fees paid by the bank and decreasing the bank's ownership in the alliance accordingly. In addition, CNL CAS/Corp. an affiliate of the Company's chairman, agreed to reduce its interest in the alliance. As a result, the Company's effective ownership interest in CNL-FN increased from 84.39% to 96.26%. The Company reduced the minority interest and increased stockholder's equity by approximately $11.4 million to reflect this change in ownership.

2.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. Certain items in the prior year's financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on stockholders' equity or net income.

3.       Adoption of New Accounting Standards:
         ------------------------------------

         In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Adoption of New Accounting Standards - Continued:
         ------------------------------------------------

         January 1, 2003 are not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company has not issued or modified any guarantees since the adoption of FIN 45.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes that adoption of this standard will not change the accounting for its bankruptcy remote securitization entities. Management believes that adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Company's unconsolidated subsidiaries, however, such consolidation is not expected to significantly impact the Company's financial position or results of operations.

4.       Real estate investment properties:
         ---------------------------------

         In 2003 and 2002, the Company recorded provisions for impairment of $2.6 million and $.7 million respectively. The tenants of these properties experienced financial difficulties and/or ceased payments of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying value to net realizable value of the properties at March 31, 2003 and 2002.

5.       Real estate held for sale:
         --------------------------

         Real estate held for sale consisted of the following at March 31, 2003 and December 31, 2002:

                                                                          (In Thousands)
                                                                   2003                   2002
                                                             -----------------     -------------------

                     Land and buildings                         $   126,704         $    149,034
                                                             =================     ===================


         The Company's specialty finance business segment actively acquires real estate assets subject to leases with the intent to sell or securitize them. Assets acquired after December 31, 2001 are subject to FAS 144, and the operating results and gains or losses are recorded as discontinued operations.

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

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


5.       Real estate held for sale - Continued:
         --------------------------------------

         The operating results of the discontinued operations were as follows for the quarters ended:

                                                March 31,
(In Thousands)                           2003               2002
                                   -----------------  -----------------

Rental income                            $    3,120         $    1,662
Interest expense                               (613 )              (38 )
Impairment provisions                        (1,226 )             (558 )
Other expenses                                 (123 )           (1,112 )
                                   -----------------  -----------------
Income (loss) from discontinued
operations, net                               1,158                (46 )
                                   -----------------  -----------------
Sales of real estate                         50,161              1,919
Cost of real estate sold                    (45,004 )           (1,999 )
                                   -----------------  -----------------
Gain (loss) on disposal of
discontinued operations, net                  5,157                (80 )
                                   -----------------  -----------------
Income (loss) from discontinued
     operations, net                     $    6,315         $     (126 )
                                   =================  =================

6.       Borrowing:
         ---------

         The Company's $125 million warehouse facility was scheduled to expire on March 25, 2003, but was extended until early June 2003. Management expects the facility will be renewed until June of 2004.

7.       Related Party Transactions:
         --------------------------

         During the quarter ended March 31, 2003, CNL Financial Group, Inc., an affiliate, advanced approximately $4.5 million to the Company in the form of a demand balloon promissory note. The note is uncollateralized, bears interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand. At March 31, 2003, $8.75 million in loans are outstanding.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATEDFINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


8.       Segment Information:
         -------------------

         The Company has established CNL-RP and CNL-FNC as separate legal entities to operate and measure the specialty finance and real estate segments, respectively.

         CNL-RP is the parent company of CNL APF Partners LP, a real estate company that oversees real estate, mortgage and equipment loans generally until maturity. CNL-FNC is the parent of CNL Franchise Network, LP, a specialty finance company focused on delivering financial solutions in the forms of financing, servicing, advisory and other services to restaurant operators. CNL-FNC delivers these solutions primarily by acquiring restaurant real estate properties which have been subject to a triple-net lease, utilizing short-term debt and selling such properties at a profit generally within one year.

         The following table summarizes the results for the quarters ended March 31, 2003 and 2002 with segment information for the two lines of business. Consolidating eliminations and other results of the parent of CNL-RP and CNL-FNC are reflected in the "other" column.

                                                                      Quarter Ended March 31, 2003
                                                                             (In Thousands)

                                                                                                       Consolidated
                                                        CNL-RP          CNL-FNC           Other           Totals
                                                    --------------- ----------------- --------------  ----------------

         Revenues                                        $  22,704        $    9,396      $    (453 )      $   31,647
                                                    --------------- ----------------- --------------  ----------------

         Cost of real estate sold                               --             2,146             --             2,146
         General operating and administrative                3,919             5,006           (277 )           8,648
         Interest expense                                    6,948             5,789           (130 )          12,607
         Property expenses, state and other
            taxes                                              269               393             --               662
         Depreciation and amortization                       3,032               309             --             3,341
         Provision for loss on loans                            --               360             --               360
         Impairment provisions                               2,635                --             --             2,635
         Loss on sale of assets                                  2                 4             --                 6
         Minority interest and equity in
            earnings                                           164              (626 )           --              (462 )
                                                    --------------- ----------------- --------------  ----------------
                                                             16,969            13,381           (407 )          29,943
                                                    --------------- ----------------- --------------  ----------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations, net                               (339 )           1,497             --             1,158
            Gain on disposal of discontinued
                operations, net                                266             4,891             --             5,157
                                                    --------------- ----------------- --------------  ----------------
                                                               (73 )           6,388             --             6,315
                                                    --------------- ----------------- --------------  ----------------

         Net income/(loss)                              $    5,662        $    2,403       $    (46 )      $    8,019
                                                    =============== ================= ==============  ================

         Assets at March 31, 2003                      $   822,205       $   533,604     $   (3,944 )    $  1,351,865
                                                    =============== ================= ==============  ================
         Investments accounted for under the
            equity method at March 31, 2003             $    1,661         $     738        $    --        $    2,399
                                                    =============== ================= ==============  ================


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


8.       Segment Information - Continued:
         -------------------------------

                                                                      Quarter Ended March 31, 2002
                                                                             (In Thousands)

                                                                                                       Consolidated
                                                      CNL-RP            CNL-FNC           Other           Totals
                                                  ----------------  ----------------- --------------  ----------------

         Revenues                                     $    22,269        $    48,552      $    (469 )      $   70,352
                                                  ----------------  ----------------- --------------  ----------------

         Cost of real estate sold                              --             34,336             --            34,336
         General operating and administrative               2,629              5,135           (211 )           7,553
         Interest expense                                   8,387              7,482           (189 )          15,680
         Property expenses, state and other
            taxes                                           2,033                 79             --             2,112
         Depreciation and amortization                      3,095                309            (29 )           3,375
         Provision for loss on loans                           --                 60             --                60
         Impairment provisions                                 27                627             --               654
         Loss (gain) on sale of assets                        158                 (1 )           --               157
         Minority interest and equity in
            earnings                                           33               (166 )           --              (133 )
                                                  ----------------  ----------------- --------------  ----------------
                                                           16,362             47,861           (429 )          63,794
                                                  ----------------  ----------------- --------------  ----------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations, net                              (107 )               61             --               (46 )
            Loss on disposal of discontinued
                operations, net                               (80 )               --             --               (80 )
                                                  ----------------  ----------------- --------------  ----------------
                                                             (187 )               61             --              (126 )
                                                  ----------------  ----------------- --------------  ----------------
         Net income/(loss)                            $     5,720        $       752       $    (40 )    $      6,432
                                                  ================  ================= ==============  ================
         Assets at March 31, 2002                     $   916,368        $   607,422     $   (3,937 )    $  1,519,853
                                                  ================  ================= ==============  ================

         Investments accounted for under the
            equity method at March 31, 2002            $    1,055          $     243        $    --        $    1,298
                                                  ================  ================= ==============  ================

9.       Income Tax:
         -----------

         The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income to its stockholders. As a REIT the Company generally will not be subject to corporate level federal income tax on net income it distributes to its stockholders, except taxes applicable to its taxable REIT subsidiaries ("TRSs") as described below. This benefit allows earnings from a REIT to avoid the typical double taxation applicable to most corporations. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for four subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


9.       Income Tax - Continued:
         -----------------------

         Stockholder distributions that are characterized as return of capital are generally non-taxable to the stockholder and the amount reduces the stockholder's basis in Company stock. Since distributions commenced in 1995, a portion of each year's distribution has been characterized as a return of capital. To illustrate, a stockholder's tax basis in a share of stock purchased in 1995 would have been reduced by approximately $4.42 in aggregate amounts of return of capital through December 31, 2002. Each stockholder must maintain records of the purchase price, distributions received, and the applicable tax treatment of such distributions in order to determine the gain or loss upon sale of Company stock.

         For income tax purposes the Company has two TRSs in which activities of the specialty finance segment and select activities of the real estate segment are conducted. Prior to January 1, 2001, these subsidiaries were not subject to federal income tax.

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

         The consolidated provision for federal income taxes differs from the amount computed by applying the statutory federal income tax rate to the earnings of the CNL-FNC segment and the earnings of the real estate segment TRS as follows:

                                                                      Three Months Ending March 31,
                                                   --------------------------------------------------------------------
                                                                2003                              2002
                                                   -------------------------------    ------------------------------
                                                         Amount                             Amount
                                                    (In Thousands)         Rate        (In Thousands)        Rate
                                                   ------------------     ------      -----------------    ---------

         Expected tax at US statutory rate               $   941             34%          $     199           34%
         Adjustments:
            Unconsolidated affiliates                        432             15                 390           67
            Other                                            (12 )           --                  65           11
         Change in valuation allowances                   (1,361 )          (49 )              (654 )       (112 )
                                                   ------------------    ---------    -----------------    ---------
         Provision for income taxes                      $    --             --  %          $    --            --%
                                                   ==================    =========    =================    =========


                       CNL AMERICAN PROPERTIES FUND, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


9.       Income Tax - Continued:
         -----------------------

         The components of the net deferred tax asset are as follows at:

                                                                             (In Thousands)
                                                                     March 31,             December 31,
                                                                       2003                  2002
                                                                -------------------    ------------------

         Deferred tax asset:
                Cash flow hedge related difference                        $   5,658             $   5,789
                Loan valuation and related hedge differences                  2,534                 1,899
                Loan origination fees                                           612                   619
                Real estate loss reserves                                       518                   300
                Reserve for investment losses                                   839                   736
                Net operating losses                                            332                   250
                Other                                                           109                   (19 )
                                                                -------------------    ------------------
                Total                                                        10,602                  9,574
         Valuation allowance                                                 (6,608 )               (7,846)
                                                                -------------------    ------------------
                      Net recorded deferred tax asset                     $   3,994             $    1,728
                                                                ===================    ==================

         The income tax provision consists of the following components:

                                                                         Three Months Ending March 31,
                                                                                (In Thousands)
                                                                            2003                2002*
                                                                       ---------------    ---------------
         Current:
                Federal                                                      $   1,951           $    --
                State                                                              316                --
                                                                       ---------------    ---------------
                                                                                 2,267                --
                                                                       ---------------    ---------------
         Deferred:
                Federal                                                         (1,951 )              --
                State                                                             (316 )              --
                                                                       ---------------    ---------------
                                                                                (2,267 )              --
                                                                       ---------------    ---------------
         Total Provision                                                    $       --           $    --
                                                                       ===============    ===============


          * The TRS returns filed for the year ended December 31, 2001 reflected a net operating loss and through March 31, 2002 no current taxes were payable. For reasons stated above, there was no tax benefit recorded for the loss or for other future deductible items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Organization and Business

         CNL American Properties Fund, Inc. ("CNL-APF" or the "Company") is the nation's largest self-advised real estate investment trust ("REIT") focused on the restaurant industry. The Company operates as a holding company for two primary subsidiary operating companies, CNL Restaurant Properties, Inc. and CNL Franchise Network Corp. The Company was founded in 1994 and at March 31, 2003, has financial interests in approximately 1,040 properties diversified among more than 125 restaurant concepts in 47 states. The Company's total real estate holdings subject to lease includes over 650 properties, of which approximately 125 properties are classified as held for sale. At March 31, 2003, the servicing portfolio of net lease properties and mortgages includes approximately 2,250 units, of which over 1,200 are serviced on behalf of third parties.

         The Company operates two business segments - real estate, with a strong capital base and stable cash flows, and specialty finance, a growth business partnered with a large financial institution.

            o The real estate segment, operated principally through the Company's wholly owned subsidiary CNL Restaurant Properties, Inc. ("CNL-RP") and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities include portfolio management, property management and dispositions. In addition, CNL-RP manages approximately $550 million in affiliate portfolios and earns management fees related thereto. More recently CNL-RP has strengthened its ability to manage restaurant operations to achieve optimal resolution to defaulted properties, as often the value of the real estate is based on the uninterrupted success of the restaurant itself. Management has viewed these additional skills as offering the potential for expanded shareholder value as other strategic opportunities are identified.

            o The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Franchise Network Corp. ("CNL-FNC") partnered with Bank of America, CNL Franchise Network, LP ("CNL-FN") and its subsidiaries, delivers financial solutions in the forms of financing, servicing, advisory and other services to national and larger regional restaurant operators primarily by acquiring restaurant real estate properties, which have been subject to a triple-net lease, utilizing short-term debt and selling such properties at a profit. CNL-FN recently modified certain terms relating to the alliance with Bank of America allowing the bank to assume certain costs of its portfolio operations and decreasing the referral fees paid by the bank and decreasing the bank's ownership interest in CNL-FN accordingly. In addition, an affiliate of the Company's chairman agreed to reduce its interest in CNL-FN. As a result, the Company's effective interest in the specialty finance operations increased from 84.390 percent to 96.258 percent.

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

         Liquidity  and Capital  Resources

         The Company is a self advised real estate investment trust that reflects the earnings of its two primary segment subsidiaries, CNL-RP and CNL-FNC. The Company elected to reinvest the earnings of the specialty finance business to date as contemplated by the agreement with Bank of America. The Company will continue to reinvest earnings into this subsidiary while it is in its current growth phase and demonstrates the ability to generate higher returns. CNL-APF has continued to declare and pay distributions to its stockholders that are primarily funded by CNL-RP activities. The remainder of the distribution was funded by sales of its common stock to the Company's Chairman through a private company affiliate, CNL Financial Group, Inc. ("CNL Financial Group"), and loans from CNL Financial Group that the Company expects to convert into its common stock.

         The Company is pursuing a strategy built around CNL-RP's strong capital base and stable cash flows coupled with CNL-FNC's specialty finance growth business. The Company's ability to internally fund capital needs is limited since it must distribute at least 90 percent of its net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. In the three months ended March 31, 2003 and 2002 the Company distributed $17.3 million and $16.8 million, respectively, or $0.38125 per share, to its stockholders. For 2002, these distributions constituted a return of capital for tax purposes and were generally not taxable to the shareholders, but did reflect tax deductions associated with impairments and loan loss reserves recorded in 2001 and differences in non-cash charges including depreciation and amortization. Taxable income in 2002 did not include any of CNL-FNC's $12.6 million in annual earnings. Through December 31, 2002 the Company has distributed approximately $4.17 per share of an investor's original purchase price since December 31, 1995 as a non-taxable return of capital for tax purposes. The taxability of the distribution made in 2003 will not be determined until January 2004, but is likely that a portion will be considered a return of capital for income tax purposes.

         In order to ensure that the Company maintains its historical level of distributions to its stockholders, the Company's Chairman, through CNL Financial Group, advanced to the Company $4.5 million during the three months ended March 31, 2003. Throughout 2002, the Chairman received 1,173,354 shares of the Company's stock in exchange for $20.1 million in cash, including the conversion of amounts previously treated as advances. Similar stock purchases occurred in 2001. This provided capital that allowed the Company to reinvest the earnings generated by the specialty finance business. The number of shares were determined using an estimated fair value per share of $17.13 as concluded in an early 2002 valuation from a third party firm, which based its valuation on an analysis of comparable publicly traded real estate investment trusts and a discounted cash flow analysis. Also, the Chairman advanced $4.2 million to the Company in December 2002. The Company's Chairman was under no obligation to do so. Should the Company's Chairman determine not to purchase additional shares or loan additional funds to the Company, and the Company does not generate adequate cash flow from other sources, the Company may have to reduce its distribution rate.

         As described above, during the quarter ended March 31, 2003, CNL Financial Group, an affiliate, advanced approximately $4.5 million to the Company in the form of a demand balloon promissory note. The note is uncollaterized, bears interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand. At March 31, 2003, $8.75 million in loans are outstanding.

         The Company's management expects to continue meeting short-term and long-term liquidity requirements through distributions from CNL-RP, issuance of debt and sales of stock. To date CNL-FNC has reinvested its earnings in ongoing operations. Management expects distributions from CNL-FNC to begin within the next two years.

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

         o    Specialty Finance Segment (CNL Franchise Network Corporation)

         CNL-FN originates triple-net leases, temporarily financing those assets with warehouse credit facilities and periodically selling, refinancing or securitizing those assets. CNL-FN generates income by earning a spread on assets with a return greater than its cost of borrowings, and by selling assets at gains. A triple-net lease is a long-term lease with periodic rent increases that requires the tenant to pay expenses on the property, insulating the Company from making significant cash outflows for maintenance, repair, real estate taxes or insurance. In a securitization, the Company sells or transfers a pool of loans or properties with triple-net leases to a special purpose entity which, in turn, issues to investors securities backed by an interest in the revenue originating from the loans or triple-net leases. These transactions generate cash that is used for additional acquisitions.

         CNL-FN has the following borrowing sources as of March 31, 2003, with the stated total capacity and average interest rate based on the interest rates charged for the most recent three months:

                                                            In Thousands
                                                 Amount Used        Capacity        Maturity     Average Rate
                                                 ---------------- -------------  --------------- ----------------

     Note payable (medium term financing) (1)          $ 197,944     $ 197,944       Jun 2007         2.68%
     Mortgage warehouse facilities (1)                   126,564       385,000       Annual           2.52%
     Subordinated note payable                            43,750        43,750      Jun 2007          8.50%
     Series 2001-4 bonds payable (2)                      42,723        42,723    2009 - 2013         8.90%
     Mirror liquidity facility                                --        10,000      Oct 2003           N/A
                                                 ---------------- -------------
                                                     $   410,981     $ 679,417
                                                 ================ =============


       (1) average rate excludes the impact of hedge transactions that bring the total average rate to 5.79 percent on the medium term financing and 2.35 percent on financing the warehouse facilities.
       (2) includes $4,698 in bonds held by CNL-RP eliminated upon consolidation in Company financial statements.

         The Company, through its alliance with Bank of America, originates triple-net leases and refers portfolio loan financing. In forming the alliance, the Company invested certain assets and operations into CNL-FN and Bank of America provided CNL-FN with a $43.75 million subordinated debt facility (the "Subordinated Debt Facility") and a warehouse credit facility (the "Warehouse Credit Facility") with an initial capacity of $500 million.

         The securitization market experienced considerable volatility in late 2000 as a result of rising delinquencies in securitized loan pools, falling treasury rates, macroeconomic uncertainties and sluggish restaurant sales. Investors demanded higher interest rates on the securities issued in securitizations while ratings agencies downgraded the quality of the loans underlying the securities. While many of the Company's competitors experienced downgrades or ratings actions on bonds previously issued, the Company's prior loan and lease securitizations to date have not been subject to any such ratings action. In response to the market conditions, management used private market sales channels to either refinance or sell existing mortgage loans, and halted the origination of new loans.

         Company warehouse borrowings were initially designed to provide interim financing until periodic securitizations could occur. The instability of this market led to renegotiated terms of the relationship with Bank of America by October 2001, including having CNL-RP provide a $15 million guaranty until $187 million of loans held as collateral on the Bank of America Warehouse Credit Facility were removed, with the guaranty having since been reduced to $2 million and tied to the removal of the last of the remaining loans. In addition, a second $15 million guaranty was tied to successfully achieving an earnings and liquidity target within a required timeframe, and this second guaranty has since been eliminated through the achievement of these targets. Bank of America also extended a $10 million unsecured credit facility to CNL-RP with CNL-RP then entering into a $10 million mirror credit facility with CNL-FN. CNL-FN utilizes this mirror facility for working capital as necessary to fund its equity in new properties substantially financed on the mortgage warehouse facilities and to meet margin calls on the mortgage warehouse facilities, but at March 31, 2003 no amounts are outstanding on this facility. Bank of America agreed to finance the remaining loans held as collateral on the Warehouse Credit Facility until November 2003.

         In June 2002, in order to repay warehouse financing, the Company entered into a five-year term $207 million financing collateralized with $225 million in mortgage loans re-designated to reflect the Company's intention to hold them to maturity. This five-year term financing carries a variable interest rate tied to the weighted average rate of commercial paper plus 1.25 percent with a portion of such interest fixed through the initiation of a hedge transaction. The transaction provides CNL-FN ongoing earnings on the excess of interest income over interest expense.

         In 2001, CNL-FN introduced its program to sell investment properties to third parties (the "Investment Property Sales" program) adding diversity to its original securitization model. These leased properties can be sold and may qualify the buyer for special tax treatment under
         Section 1031 of the Internal Revenue Code (a "Section 1031 Exchange"). Generally, Section 1031 Exchanges allow an investor who realizes a gain from selling appreciated real estate to defer paying taxes on such gain by reinvesting the sales proceeds in like-kind real estate. In addition, the Company formed a partnership with a third party client to engage in a similar program. During the three months ended March 31, 2003 and 2002, CNL-FN has generated gains of $5.8 million and $3.1 million respectively. The success of this program is dependent upon achieving an optimal balance of cash flows from lease income earned in excess of holding costs versus a maximum gain on the sale. The chart below illustrates cash flows from Investment Property Sales proceeds and real estate originations for CNL-FN and the affiliated joint venture in the comparative three-month periods:

                                                                                (In Thousands)
                                                                       Three Months        Three Months
                                                                      Ended March 31,    Ended March 31,
                                                                           2003                2002
                                                                     ------------------ -------------------

         Proceeds from Investment Property Sales program sales            $   56,333        $     42,326
                                                                     ================== ===================
         Purchases of properties to be sold under the Investment
         Property Sales program                                           $   22,421        $     15,253
                                                                     ================== ===================


         CNL-FN earnings depend on its continued origination and holding of new real estate inventory in order to sustain the level of earnings and sales achieved in the initial three months of 2003. By selling more properties than are originated during a period, CNL-FN will have fewer properties on which to earn income in a future period. At March 31, 2003, CNL-FN had $116.7 million in properties held for sale under this program. Management expects continued strong demand for Investment Property Sales assets by the investor community, but such demand could diminish in the face of rising interest rates. Management continues to investigate other sales channels in which to market net lease assets and to monitor the securitization market for potential re-entry in the future.

         During the three months ended March 31, 2003, CNL-FNC derived its primary cash flows from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from the Investment Property Sales program and servicing revenues. Significant cash outflows consist of operating expenses, real property purchases and capital enhancements in the loan portfolio (excess of investment over related borrowings). CNL-FN has taken steps to reduce its credit capacity in its warehouse credit facilities. CNL-FN had a warehouse credit capacity of $385 million at March 31, 2003. One of the Company's warehouse credit facilities that was scheduled to expire on March 25, 2003 was extended until early June 2003. Management expects that the facility will renew until June 2004. Management has and may continue to decrease the mortgage warehouse facility capacity from its present level in order to economize on its cost, provided that there continue to be costs associated with excess capacity. CNL-FN may also be subject to margin calls on its warehouse credit facilities. Bank of America and the other third party lenders monitor asset securitization market assumptions, assumptions on the Company's derivatives and delinquency assumptions and actual delinquencies and based on changes in market conditions, may require a margin call to reduce the level of warehouse financing. During the three months ended March 31, 2003 CNL-FN was not required to make a margin call; during the same period in 2002, CNL-FN paid approximately $14 million in net margin calls on its warehouse credit facilities. At March 31, 2003 CNL-FN has no amounts outstanding on the $10 million mirror credit facility that matures in October 2003.

         Management is contemplating strong demand for net lease financing in 2003, targeting $300 million in net lease originations for the year ending December 31, 2003, and continues to view the triple-net lease product as its core product offering to restaurant operators, but continues to monitor the potential reemergence of a mortgage loan product through developments on the securitization front. For the three months ended March 31, 2003, CNL-FN originated $22.4 million in net leases as compared with $15.3 million in the same period last year. These originations provide inventory necessary to execute the Investment Property Sales program and CNL-FN typically profits from the leases while holding them. At March 31, 2003, CNL-FN was involved in numerous opportunities for continued net lease originations with $47 million approved for funding and accepted and an additional $20 million with executed commitment letters. Management believes that the demand for new net lease fundings is stronger than these numbers suggest, but that many would-be tenants are proceeding cautiously with expansion plans in the face of geopolitical and macroeconomic conditions, particularly with low interest rate debt alternatives. CNL-FN's warehouse facilities provide advances for up to 97 percent of the real estate purchase value. The Company is reinvesting its operating profits to fund the amounts not advanced by the mortgage warehouse facilities.

         At March 31, 2003, CNL-FN had approximately $74 million in capital supporting its loan and lease portfolio. CNL-FN management maintains regular contact with its mortgage warehouse facility lenders and believes that the relatively low-cost, high-advance rate financing they provide has been integral to CNL-FN's success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and CNL-FN is vulnerable to any changes in the terms of these facilities. The warehouse facilities currently advance an average of
         93.7 percent of the original real estate value. Management believes that the advance rates could decline throughout the remainder of the year. A five percent decrease in advance rates, for example, would create a $6 million cash requirement for CNL-FN, based on the outstanding net lease and loan volume in the warehouse credit facilities at March 31, 2003. While management expects its mortgage warehouse facilities to renew, any non-renewal would create an immediate need to find alternate borrowing sources.

         Additional liquidity risks include the possible occurrence of economic events that could have a negative impact on the franchise asset-backed securitization market and affect the quality or perception of the loans or leases underlying CNL-FN's securitization transactions. The Company conducted its previous securitizations using bankruptcy remote entities. These entities exist independent from the Company and their assets are not available to satisfy the claims of creditors of the Company, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in these transactions have been affirmed unlike the ratings of many competitors' pools that have been downgraded. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. Should the loans underlying the securities default, and the securities undergo a negative ratings action, CNL-FN could experience material adverse consequences impacting its ability to continue earning income as servicer and its ability to engage in future profitable securitization transactions. To potentially avoid those consequences, CNL-FN could choose to contribute capital to serve as additional collateral supporting one or more of the bankruptcy remote entities used to facilitate a securitization. CNL-FN holds an interest in the following securitizations, the assets and liabilities of which are not consolidated in the Company financial statements:


                                                                              March 31, 2003
                                                                 ------------------------------------------
                                                                              (In Thousands)
                                                                  Mortgage loans in    Bonds outstanding
                                                                     pool at par         at face value
                                                                 -------------------- ---------------------


Loans and debt supporting 1998-1 Certificates issued by CNL
      Funding 1998-1, LP                                            $   205,455          $    203,431
Loans and debt supporting 1999-1 Certificates issued by CNL
      Funding 1999-1, LP                                                235,669               235,669
                                                                 -------------------- ---------------------
                                                                    $   441,124          $    439,100
                                                                 ==================== =====================

         Note: Certain bonds in both the 1998-1 and 1999-1 pools are owned by CNL-RP and CNL-FN and appear as investments in the consolidated financial statements of the Company.

         Liquidity risk also exists from the possibility of borrower delinquencies on the mortgage loans held for sale or held to maturity. In the event of a borrower delinquency, the Company could suffer not only shortfalls on scheduled payments but also margin calls by the lenders that provide the warehouse facilities and the five-year note, subjecting the Company to unanticipated cash outflows. The Company is obligated under the provisions of its mortgage warehouse facilities and its five-year refinancing to pay down certain debt associated with borrower delinquencies or defaults within a required time frame. Most properties acquired on the mortgage warehouse facilities are required to be sold within a certain time frame. Any delinquency, default or delay in the resale of properties financed through one of these facilities would generally result in an immediate pay-down of the related debt and may restrict the Company's ability to find alternative financing. The Company's debt, excluding bonds payable, generally provides for cross-default triggers. A default of a mortgage warehouse facility, for example from a failure to make a margin call, could result in many of the Company's borrowings becoming immediately due and payable.

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

         Net lease properties acquired in anticipation of sales through the Investment Property Sales program can typically be leased to tenants at a rate that exceeds the rate a Section 1031 Exchange or other buyer is willing to accept. An increase in general levels of interest rates could result in buyers requiring a higher yield that would reduce the gain on the sale of existing properties. Neither the rate of return on leased properties nor the rate of return required by a buyer correlate directly with prevailing interest rates. CNL-FN is therefore at risk that any interest rate increases causing buyers to demand higher yields may not be matched with higher yields from tenants. This risk could cause CNL-FN to experience lower average gains on the future sales of Investment Property Sales properties.

         In summary, the Company's specialty finance segment expects to meet its liquidity requirements in 2003 with a combination of cash from operating activities, including cash from its Investment Property Sales program and borrowings on its warehouse credit facilities or its mirror credit facility. CNL-FN renews its warehouse credit facilities annually and to date has been successful in doing so at substantially comparable terms. CNL-FN's longer-term liquidity requirements (beyond one year) are expected to be met through successful renewal of its warehouse credit facilities and the mirror credit facility, successful execution of the Company's Investment Property Sales program, portfolio debt origination fees, asset securitizations, and augmented by operating cash flows provided by servicing and advisory services. In addition, CNL-FN may seek to obtain additional debt or equity financing. Any decision to pursue additional debt or equity capital will depend on a number of factors, such as compliance with the terms of existing credit agreements, the Company's financial performance, industry or market trends and the general availability of attractive financing transactions. However, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic and other factors.

         o    Real Estate Segment (CNL Restaurant Properties, Inc.)

         CNL-RP operates as a real estate company and its cash flows primarily consist of rental income from tenants on restaurant properties owned, interest income on mortgage loans, dispositions of properties and income from holding interests in prior loan securitizations. CNL-RP's cash outflows are predominantly interest expense, operating expenses, reinvestment of disposition proceeds and distributions to CNL-APF. Borrowing resources at March 31, 2003 for CNL-RP include:


                                                       (In Thousands)
                                              Amount Used      Capacity       Maturity       Average Rate
                                             --------------- -------------- --------------  ---------------

Revolver                                        $    12,500     $   30,000       Oct 2003         3.62%
Series 2000-A bonds payable                         259,461        259,461     2009 - 2017        7.94%
Series 2001 bonds payable                           123,121        123,121        Oct 2006        1.84%
                                             --------------- --------------
                                                $   395,082     $  412,582
                                             =============== ==============

         CNL-RP provides a guaranty of $2 million of CNL-FN's mortgage warehouse facility debt and also provides a guaranty up to ten percent of CNL-FN's five year term financing.

         CNL-RP's short-term debt consists of the $30 million revolving line of credit (the "Revolver") entered into in October 2001. The Company utilizes the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. The Company's Revolver is a two-year facility, maturing in October 2003, and includes a one-year renewal option. At March 31, 2003, the Revolver had an outstanding balance of $12.5 million.

         CNL-RP also had medium-term and long-term bond financing. Rental income received on the 379 properties pledged as collateral on medium and long-term financing is used to make scheduled reductions in bond principal and interest.

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

         Management  is  aware  of  multi-unit  tenants  that  are  experiencing financial difficulties. In the event the financial difficulties continue, the Company's collection of rental payments could be interrupted. At present, these tenants continue to pay rent substantially in accordance with lease terms and there are no material delinquencies. However, the Company continues to monitor each tenant's situation carefully and will take appropriate action to place the Company in a position to maximize the value of its investment.
         Management has estimated the loss or impairment on the related properties and included such charge in earnings through March 31, 2003.

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

         Off-Balance Sheet Transactions

         The Company holds a retained interest in $450 million in loans transferred to unconsolidated trusts that provide the collateral for long-term bonds. While the Company is not contractually obligated to guarantee the repayment of the bonds, in the event borrower repayments of principal and interest are not adequate to repay the bondholders, the Company may elect to contribute funds into these unconsolidated entities to supplement cash flows and maintain attractive ratings on these pools.

         The Company is a partner in several joint ventures to acquire and improve and/or sell certain real properties that are accounted for under the equity method. The Company's earnings reflect its proportionate share of the earnings or losses of these activities. Company management is evaluating the impact of certain recent accounting pronouncements, as discussed further below, that may require that these activities be fully consolidated in the financial statements. At present, management expects the consolidation, if required, to not be significant to the presentation of the Company's consolidated balance sheet and statement of operations.

         Interest Rate Risk

         The Company generally invests in assets with a fixed return by financing them with variable rate debt. Floating interest rates on variable rate debt expose the Company to interest rate risk. As of March 31, 2003, the Company's variable rate debt includes the following:

            o   $12 million on its Revolver;

            o   $126 million on its mortgage warehouse facilities;

            o   $198 million on the June 2002 five-year financing; and

            o   $123 million outstanding on the Series 2001 bonds.

         Generally, the Company uses derivative financial instruments (primarily interest rate swap contracts) to hedge against fluctuations in interest rates from the time it originates and holds fixed-rate mortgage loans until the time it sells them. Additionally, the Company uses interest rate swaps and caps to hedge against fluctuations in interest rates on a portion of its floating rate debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Under a cap, a third party agrees to assume any interest above a stated rate. The Company will terminate certain of these contracts and both the gain or loss on the sale of the loans and the additional gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the consolidated statement of operations.

         The Company also invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. Management believes that the value of its mortgage loans held for sale and its investments could potentially change as a result of fluctuating interest rates, credit risk, market sentiment and other external forces, which could materially adversely affect the Company's liquidity and capital resources.

         Concerns over geopolitical and macroeconomic uncertainites and the expected reduction in consumer spending have led to increased volatility in the equity markets. An increase in investments in treasury bonds has decreased yields in the treasury markets and while further reductions are expected in short term interest rates, many traders believe that the treasury market is at a low, and expect yield increases in the near term.

         Management estimates that a one-percentage point increase in long-term interest rates as of March 31, 2003 would have resulted in a decrease in the fair value of its fixed-rate loans held for sale of $0.9 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $1.4 million. In addition, a one-percentage point increase in short-term interest rates for the quarter ended March 31, 2003 would have resulted in additional interest costs of approximately $0.8 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

         Results from Operations

         The following discussion of results from operations is by segment. All segment results herein are before eliminating adjustments and results of the holding company. As a result, the sum of amounts applicable to each segment will not, in some cases, equal the Company total amount reflected in the condensed consolidated statement of operations. Company earnings by segment for comparative current quarter results are reflected in the following table:

               Net income by segment in millions                  For the three months ended March 31,
                                                                       2003                 2002
                                                                  ----------------    -----------------

   Real estate segment                                                 $      5.7           $      5.7
   Specialty finance segment                                                  2.4                  0.8
   Other holding company results and consolidating
     eliminations                                                            (0.1  )              (0.1  )
                                                                  ----------------    -----------------
       Net income                                                      $      8.0           $      6.4
                                                                  ================    =================

         o The real estate business segment posted comparable earnings in first quarter 2003 compared to first quarter 2002. While interest expense and property expenses have decreased, CNL-RP reflects larger impairments in the current period resulting from financial difficulties experienced by a few tenants, offsetting the decreased interest expense. The real estate business segment repaid higher interest rate debt in 2002 and in first quarter 2003 has benefited from a lower interest rate environment. In addition, a significant tenant default led to increased property expenses in early 2002 that have not been repeated to date in 2003.

         o The specialty finance business segment improvement between quarters reflects primarily its expanded Investment Property Sales program selling real estate properties generating gains to the Company of $5.1 million in the quarter ended March 31, 2003 compared with gains of $2.9 million during the comparison quarter in 2002, excluding certain sales transacted through a joint venture.

         Revenues

         The total revenues by segment for comparative current quarter results are as follows:

            Total revenues by segment (in millions)               For the three months ended March 31,
                                                                       2003                 2002
                                                                  ----------------     ----------------

                Real estate segment                                $      22.7          $      22.3
                Specialty finance segment *                                9.4                 48.6
                Other holding company results and consolidating
                   eliminations                                           (0.5  )              (0.5  )
                                                                  ----------------     ----------------
                     Total revenues                                $      31.6          $      70.4
                                                                  ================     ================

         * See discussion below of the accounting treatment of discontinued operations.

         Revenues  are  discussed  based  on  the  individual   segment  results
           beginning first with the results of the core real estate segment:

                                                                 For the three months ended March 31,
  Real estate segment revenues by line item (in millions)              2003                 2002
                                                                 -----------------    ------------------
                Rental income from operating leases                 $     15.6           $      15.9
                Earned income from direct financing                        2.7                   3.0
                Interest income from mortgage equipment and other
                     notes receivable                                      1.1                   1.0
                Investment and interest income                             1.1                   1.2
                Other income                                               2.2                   1.2
                                                                 -----------------    ------------------
                    Total segment revenues                         $      22.7           $      22.3
                                                                 =================    ==================

         CNL-RP rental revenues and revenues from direct financing leases remain fairly constant but reflect a slight overall decrease. During 2002, CNL-RP divested itself of certain vacant and other real estate properties and used the proceeds to decrease the business segment's debt. However, the rental revenue from these properties was classified as a component of discontinued operations for all periods presented and is not included in the segment revenues above. The decrease in rental related revenues between periods may be explained by noting that the quarter ended March 31, 2002 reflected certain additional revenues relating to the resolution of several tenant bankruptcies that served to actually increase revenues and such additional revenues have not occurred in the current period. Other income includes restaurant operating revenues relative to certain turnaround opportunities being pursued by the Company.

         The revenues of the specialty finance segment are more variable than those of the real estate segment. The following table provides additional information relating to the revenues of this segment:

                                                                    For the three months ended March 31,
  Specialty finance segment revenues by line item
      (in millions)                                                      2003                  2002
                                                                   ------------------    ------------------

  Sale of real estate                                                     $      2.3           $      37.2
  Rental income from operating leases                                            0.2                   3.9
  Interest income from mortgage equipment and other
      notes receivable                                                           7.2                   8.4
  Investment and interest income                                                 0.2                   0.1
  Other income                                                                   1.5                   2.2
  Net decrease in value of mortgage loans held for sale, net
  of related hedge                                                              (2.0  )               (3.2  )
                                                                   ------------------    ------------------
          Total segment revenues                                          $      9.4           $      48.6
                                                                   ==================    ==================

         The comparability of CNL-FNC revenues is significantly impacted by the method of accounting for its sales of real estate which are recorded pursuant to new guidance described more fully below. The following information assembles select financial information, presented in accordance with generally accepted accounting principles, so as to improve comparability between periods of this segment's Investment Property Sales program sales, excluding sales conducted in a joint venture program:

  Specialty finance segment Investment Property
       Sales program sales, excluding sales in                      For the three months ended March 31,
       joint venture program (in millions)                               2003                  2002
                                                                   ------------------    ------------------

  Sale of real estate, as reported                                       $       2.3           $      37.2
  Cost of real estate sold, as reported                                         (2.1  )              (34.3  )
  Gain on disposal of discontinued operations, net as
     reported                                                                    4.9                    --
                                                                   ------------------    ------------------
  Total gains from Investment Property Sales program sales,
     excluding sales in joint venture program                            $       5.1           $       2.9
                                                                   ==================    ==================

         Other matters impacting the comparability of the various  components of
         the  CNL-FNC  revenues  between  the  comparative   quarters  presented
         include:

            o Rental income from operating leases reflects a decrease largely because rental revenues associated with properties acquired after December 31, 2001 are recorded as a component of income from discontinued operations, and at March 31, 2003, more of the inventory of properties on hand had been acquired after December 31, 2001.

            o Interest income from mortgage, equipment and other notes receivable has decreased between the comparative quarters presented as a result of normal principal repayments as well as foreclosure action or the modification of terms relative to certain delinquent loans between years. The Company has not originated new mortgage loans since May of 2001, focusing instead on the opportunity to refer potential borrowers to Bank of America.

            o Despite a hedging strategy designed to address market volatility in the value of loans held for sale, in both periods presented the loan valuation increases associated with decreases in interest rates were more than offset by estimated potential default losses and valuation decreases in hedge contracts.

            o Other income reflects, among other items, a $0.5 million reduction associated with advisory services as the quarter included fewer closed transactions in the current year, and a $0.1 million reduction relating to fees from loans and other referrals to Bank of America as a result of a modification of certain terms of the alliance agreement.

         Expenses

         Cost of real estate sold is associated solely with the Investment Property Sales program of the specialty finance segment and relates to properties on hand at the beginning of 2002 that have since been sold. Costs associated with properties acquired after 2001 are required to be included as a component of the gain on disposal of discontinued operations. A table and related discussion of the comparative results from this program is reported above under the discussion of related revenues.

         General operating and administrative expenses consist primarily of payroll-related and legal and other professional expenses. The following table illustrates the comparative period expenses by segment:


   General operating and administrative expenses by                For the three months ended March 31,
        segment (in millions)                                             2003                 2002
                                                                   -------------------    ----------------

   Real estate segment                                                    $       3.9          $      2.6
   Specialty finance segment                                                      5.0                 5.1
   Other holding company results and consolidating
     eliminations                                                                (0.2  )             (0.2  )
                                                                   -------------------    ----------------
         Total general operating and administrative expenses              $       8.7          $      7.5
                                                                   ===================    ================

            o CNL-RP general operating and administrative expenses reflect the costs associated with resolving delinquencies and pursuing turnaround opportunities presented by defaulted tenants including the management of certain restaurant operations. The increase compared to the prior quarters coincides with CNL-RP's strategy to protect the existing investment portfolio and to create new investment opportunities with disproportionately high returns. Management believes that this strategy will enable CNL-RP to capitalize on market dislocation and unique sustainable opportunities in the restaurant industry.

            o CNL-FN has maintained fairly constant levels of general and administrative expenses across the periods presented.

         CNL-RP has selectively leveraged assets and CNL-FN has leveraged its real estate and loan assets and in addition has drawn on subordinated notes to finance operations. As a result, interest expense constitutes one of the most significant operating expenses, excluding cost of real estate sold by CFN-FN, which is a component of the gain from the disposal of discontinued operations for properties acquired after 2001. Certain interest expense on properties acquired by CNL-FN after 2001 is included in operating results from discontinued operations.

                                                                  For the three months ended March 31,
   Interest expenses by segment (in millions)                          2003                 2002
                                                                  ----------------    -----------------

   Real estate segment                                                 $      6.9           $      8.4
   Specialty finance segment                                                  5.8                  7.5
   Other holding company results and consolidating
     eliminations                                                            (0.1 )               (0.2 )
                                                                  ----------------    -----------------
         Total interest expense                                       $      12.6          $      15.7
                                                                  ================    =================

            o CNL-RP has decreased its level of debt throughout most of 2002 through the sales of real estate. The segment realized a decrease of nearly 20 percent in interest expense from first quarter 2002 to first quarter 2003 because of the decreased debt and as a result of a decline in interest rates.

            o CNL-FN has reduced its interest-bearing debt, in particular as a result of decreased real estate assets on hand as it entered 2003 compared with 2002. The decrease is due in part to a decrease in loan assets and the corresponding debt from first quarter 2002 as a result of principal amortization, payoffs and foreclosures without the origination of new loans to replace these assets. The decrease is also due to the fact that interest expense associated with properties acquired after December 31, 2001 are recorded as a component of income from discontinued operations. While the weighted average interest charged by the mortgage warehouse facilities has decreased from
                 4.59 percent in 2002 to 2.35 percent in 2003, the weighted average rate charged by the June 2002 five-year financing of over $225 million in loans is 5.79 percent. By removing these assets from warehouse financing, the Company complied with the terms of the warehouse facility and was able to preserve net spread resulting from the excess of the interest income received over the interest expense paid, despite the increased interest expense on the five year financing.

         The Company recognized $0.2 million in property expenses during the three months ended March 31, 2003 compared with $1.9 million in the three months ended March 31, 2002. These expenses typically occur when properties are defaulted in the real estate segment. A large number of defaulted properties led to significant estimated property expenses in the first quarter last year, some of which were able to be reversed later in 2002 when actual expenses were paid. In 2003, however, fewer vacant properties are on hand. Some expenses previously presented in this category associated with properties treated as discontinued operations are incorporated in the income or loss from discontinued operations for all periods presented.

         Expense categories such as state taxes and depreciation and amortization expenses have reflected and will continue to reflect the level of assets invested in leased properties. Certain of these expenses have been reflected as a component of discontinued operations.

         The Company recorded a provision for loan losses of $0.4 million and $0.1 million in first quarters 2003 and 2002, respectively, relating to its portfolio of loans held to maturity.

         The Company has recorded impairment provisions of $2.6 million in the three months March 31, 2003, excluding impairments on properties treated as discontinued operations as described below, compared with $0.7 million in the three months ended March 31, 2002. Impairment provisions are recorded when circumstances indicate that future expected cash flows do not recover the carrying cost of the individual properties. In the current period certain properties required impairment charges due to financial difficulties experienced by a few tenants.

         The Company accounts for certain of its revenues and expenses as originating from discontinued operations pursuant to Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires that sales of real estate, or the designation of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with these real estate assets, are included in the income statement as discontinued operations. CNL-FN's Investment Property Sales program, a vital piece of its ongoing operating strategy and a contributor of substantial gains is nonetheless deemed to fall under the new guidance. Therefore, gains from properties sold under the Investment Property Sales program, unless acquired before January 1, 2002, are included as discontinued operations; income and expenses associated with Investment Property Sales program assets designated as held for sale after December 31, 2001 are also included in discontinued operations. In addition, CNL-RP has designated certain real estate assets since December 31, 2001 as held for sale and has included income and expenses associated with the assets as well as the gain or loss from any dispositions of these assets as discontinued operations for all periods presented. The table below illustrates the treatment of discontinued operations by segment:


                                                               For the three months ended March 31,
Income (loss) from discontinued operations by segment
(in millions)                                                        2003                 2002
                                                               -----------------    -----------------

              Real estate segment discontinued operations:
                Operating loss                                      $  (0.4  )        $     (0.1  )
                Gains or (losses) on disposal of discontinued
                  operations                                            0.3                 (0.1  )
              Specialty finance segment discontinued operations:
                Operating income                                        1.5                  0.1
                Gains on disposal of discontinued operations            4.9                   --
                                                               -----------------    -----------------
            Total income (loss) discontinued operations             $   6.3          $      (0.1  )
                                                               =================    =================


         In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to January 1, 2003 are not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company has not issued or modified any guarantees since the adoption of FIN 45.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity meeting the criteria of a variable interest entity in its financial statements. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes that adoption of this standard will not change the accounting for its bankruptcy remote securitization entities. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Company's unconsolidated subsidiaries, however, such consolidation is not expected to significantly impact the Company's financial position or results of operations.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Information regarding the Company's market risk at December 31, 2002 is included in its Annual Report on Form 10-K for the year ended December 31, 2002. The material changes in the Company's market risk are discussed in Item 2 above. Information regarding the Company's market risk relating to changes in interest rates are incorporated herein by reference to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" herein.

         Item 4.  Controls and Procedures.


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

           10.3 Franchise Receivable Funding and Servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (included as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

           10.4 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (included as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

           10.8 Employment Agreement by and between Curtis B. McWilliams and the Registrant, dated September 15, 1999 (included as Exhibit
                 10.42 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

           10.9 Employment Agreement by and between Steven D. Shackelford and the Registrant, dated September 15, 1999 (included as Exhibit
                 10.43 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

           10.10 Employment Agreement by and between Barry L. Goff and the Registrant, dated September 15, 1999 (included as Exhibit 10.46 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

           10.11 Employment Agreement by and between Robert W. Chapin and the Registrant, dated September 15, 1999 (included as Exhibit 10.47 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

           10.12 Employment Agreement by and between Michael Wood and the Registrant, dated August 31, 1999 (included as Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

           10.13 Employment Agreement by and between Brent Heaton and the Registrant, dated September 29, 1999 (included as Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

           10.14 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Curtis McWilliams (included as
                 Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1, 1999); John Walker (dated November 3, 1999); Barry Goff (dated November 1, 1999); and Brent Heaton (dated November 3, 1999).

           10.15 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Robert Chapin (included as Exhibit
                 10.22 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Addendum relating to their respective employment agreements: Howard Singer (dated November 1, 1999); Michael Wood (dated November 8, 1999); and Timothy Neville (dated November 24, 1999).

           10.16 Second Addendum to Employment Agreement dated as of June 16, 2000, between the Registrant and Curtis McWilliams (included as
                 Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements:
                 Howard Singer (dated June 19, 2000); Robert Chapin (dated June 20, 2000); and Brent Heaton (dated October 30, 2000).

           10.17 Second Addendum to Employment Agreement dated as of August 20, 2000, between the Registrant and Barry Goff (included as
                 Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

           10.18 Second Addendum to Employment Agreement dated as of September 1, 2000, between the Registrant and Steve Shackelford (included as Exhibit 10.25 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

           10.19 Second Addendum to Employment Agreement dated as of October 24, 2000, between the Registrant and Michael Wood (included as
                 Exhibit 10.27 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

           10.20 Amended and Restated Master Purchase Agreement dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit
                 10.29 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference and incorporated herein by reference).

           10.21 Third Amended and Restated Side Letter dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

           10.22 Loan and Security Agreement dated as of June 14, 2002 between CNL Financial IX, LP and Nieuw Amsterdam Receivables Corporation (included as Exhibit 10.31 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

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

           (b) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of May, 2003.


                                       CNL AMERICAN PROPERTIES FUND, INC.


                                        By:    /s/ James M. Seneff, Jr.
                                               ----------------------------
                                               JAMES M. SENEFF, JR.
                                               co-Chief Executive Officer
                                               (Principal Executive Officer)


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

Date:  May 13, 2003


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

Date:  May 13, 2003

/s/ Curtis B. McWilliams
-------------------------
Curtis B. McWilliams
Co-Chief Executive Officer

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

Date:  May 13, 2003

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

                  10.3 Franchise Receivable Funding and Servicing Agreement dated as of October 14, 1999 between CNL APF Partners, LP and Neptune Funding Corporation (included as Exhibit
                         10.5 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

                  10.4 Interim Wholesale Mortgage Warehouse and Security Agreement dated as of September 18, 1998, and Amended Agreement dated as of August 30, 1999 between CNL APF Partners, LP and Prudential Securities Credit Corporation (included as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

                  10.8 Employment Agreement by and between Curtis B. McWilliams and the Registrant, dated September 15, 1999 (included as Exhibit 10.42 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.9   Employment   Agreement   by  and   between   Steven  D.
                         Shackelford and the Registrant, dated September 15, 1999 (included as Exhibit 10.43 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.10 Employment Agreement by and between Barry L. Goff and the Registrant, dated September 15, 1999 (included as
                         Exhibit 10.46 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.11 Employment Agreement by and between Robert W. Chapin and the Registrant, dated September 15, 1999 (included as Exhibit 10.47 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

                  10.12 Employment Agreement by and between Michael Wood and the Registrant, dated August 31, 1999 (included as
                         Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.13 Employment Agreement by and between Brent Heaton and the Registrant, dated September 29, 1999 (included as
                         Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.14 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Curtis McWilliams (included as Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1, 1999); John Walker (dated November 3, 1999); Barry Goff (dated November 1,
                         1999); and Brent Heaton (dated November 3, 1999).

                  10.15 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Robert Chapin (included as Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Addendum relating to their respective employment agreements:
                         Howard Singer (dated November 1, 1999); Michael Wood (dated November 8, 1999); and Timothy Neville (dated November 24, 1999).

                  10.16 Second Addendum to Employment Agreement dated as of June 16, 2000, between the Registrant and Curtis McWilliams (included as Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements: Howard Singer (dated June 19, 2000); Robert Chapin (dated June 20, 2000); and Brent Heaton (dated October 30, 2000).

                  10.17 Second Addendum to Employment Agreement dated as of August 20, 2000, between the Registrant and Barry Goff (included as Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.18 Second Addendum to Employment Agreement dated as of September 1, 2000, between the Registrant and Steve Shackelford (included as Exhibit 10.25 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.19 Second Addendum to Employment Agreement dated as of October 24, 2000, between the Registrant and Michael Wood (included as Exhibit 10.27 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                  10.20 Amended and Restated Master Purchase Agreement dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit 10.29 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference and incorporated herein by reference).

                  10.21 Third Amended and Restated Side Letter dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

                  10.22 Loan and Security Agreement dated as of June 14, 2002 between CNL Financial IX, LP and Nieuw Amsterdam Receivables Corporation (included as Exhibit 10.31 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

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