Form 10-Q
period 2003-06-30
CNL RESTAURANT PROPERTIES INC
filed 2003-08-11
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 001-15581

                         CNL Restaurant Properties, Inc.
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

                       CNL American Properties Fund, Inc.
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

         45,248,670 shares of common stock, $0.01 par value, outstanding as of August 8, 2003.

                                    CONTENTS


Part I                                                                Page
                                                                      ----


    Item 1.Financial Statements:

             Condensed Consolidated Balance Sheets                     1


             Condensed Consolidated Statements of  Operations          2-3


             Condensed Consolidated Statements of
                 Stockholders' Equity and Comprehensive
                 Income/(Loss)                                         4

             Condensed Consolidated Statements of Cash Flows           5-6

             Notes to Condensed Consolidated Financial
                 Statements                                            7-16

    Item 2.Management's Discussion and Analysis of Financial
                      Condition and Results of Operations              17-32

    Item 3.Quantitative and Qualitative Disclosures About
                      Market Risk                                      33

    Item 4.Controls and Procedures                                     33

Part II

  Other Information                                                    34-38

Item 1.       Financial Statements


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except for share data)




                                                                                  June 30,              December 31,
                                                                                   2003                    2002
                                                                             ------------------     -----------------

                                    ASSETS

    Real estate investment properties                                             $    565,679           $   575,401
    Net investment in direct financing leases                                          109,639               112,441
    Real estate held for sale                                                          104,029               149,135
    Mortgage loans held for sale                                                        35,803                48,918
    Mortgage, equipment and other notes receivable, net of allowance of
        $12,631 and $12,062 respectively                                               317,436               334,149
    Other investments                                                                   31,710                32,163
    Cash and cash equivalents                                                           27,186                15,531
    Restricted cash                                                                      4,308                 4,574
    Receivables, less allowance for doubtful accounts
        of $1,873 and $1,182, respectively                                               4,980                 3,281
    Accrued rental income                                                               25,211                22,287
    Goodwill                                                                            56,260                56,260
    Other assets                                                                        32,520                30,158
                                                                             ------------------     -----------------
                                                                                  $  1,314,761          $  1,384,298
                                                                             ==================     =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

    Revolver                                                                      $    13,000            $    14,000
    Note payable                                                                      195,818                203,207
    Mortgage warehouse facilities                                                      99,077                145,758
    Subordinated note payable                                                          43,750                 43,750
    Bonds payable                                                                     414,140                424,508
    Due to related parties                                                             13,696                  4,976
    Other payables                                                                     44,932                 35,526
                                                                             ------------------     -----------------
        Total liabilities                                                             824,413                871,725
                                                                             ------------------     -----------------

    Minority interests, including redeemable partnership interest                       6,742                 18,422

    Stockholders' equity:
        Preferred stock, without par value. Authorized and unissued
           3,000,000 shares                                                                --                     --
        Excess shares, $0.01 par value per share. Authorized and
           unissued 78,000,000 shares                                                      --                     --
        Common stock, $0.01 par value per share. Authorized
           62,500,000 shares, issued 45,285,972 shares, outstanding
           45,248,670 shares                                                              452                    452
        Capital in excess of par value                                                828,120                816,745
        Accumulated other comprehensive loss                                          (22,890  )             (16,862 )
        Accumulated distributions in excess of net earnings                          (322,076  )            (306,184 )
                                                                             ------------------     -----------------
              Total stockholders' equity                                              483,606                494,151
                                                                             ------------------     -----------------
                                                                                 $  1,314,761           $  1,384,298
                                                                             ==================     =================


     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except for share data)



                                                                      Quarter ended                     Six months ended
                                                                         June 30,                           June 30,
                                                                 2003               2002             2003             2002
                                                            ---------------    ----------------  --------------  ---------------

Revenues:

    Sale of real estate                                           $     --         $   103,572         $    --       $  140,805
    Rental income from operating leases                             15,944              17,890          31,390           37,337
    Earned income from direct financing leases                       2,557               2,921           5,294            5,881
    Interest income from mortgage, equipment and
       other notes receivable                                        7,558               9,137          15,741           18,526
    Investment and interest income                                   1,227                 699           2,329            2,406
    Food and beverage sales                                          3,513                  --           6,933               --
    Other income                                                     2,197               3,420           4,887            6,582
    Net decrease in value of mortgage loans
       held for sale, net of related hedge                            (203 )               (26 )        (2,251 )         (3,247 )
                                                            ---------------    ----------------  --------------  ---------------
                                                                    32,793             137,613          64,323          208,290
                                                            ---------------    ----------------  --------------  ---------------
Expenses:
    Cost of real estate sold                                            --              96,098              --          130,434
    General operating and administrative                             7,284               7,583          15,104           15,824
    Interest expense                                                13,054              15,686          25,560           30,860
    Food and other restaurant costs                                  3,423                  --           6,834               --
    Property expenses                                                  216                (366 )           423            1,604
    State and other taxes                                              100                  48             172              230
    Depreciation and amortization                                    3,305               3,400           6,629            6,786
    Provision for loss on loans                                      2,242                  --           2,602               60
    Impairment provisions                                              317                  23           2,952               50
                                                            ---------------    ----------------  --------------  ---------------
                                                                    29,941             122,472          60,276          185,848
                                                            ---------------    ----------------  --------------  ---------------

Earnings from continuing operations before minority
   interest in income of consolidated joint ventures,
   equity in earnings of unconsolidated joint ventures
   and loss on sale of assets                                        2,852              15,141           4,047           22,442

Minority  interest  in  income  of  consolidated   joint               (17 )              (529 )          (166 )           (664 )
   ventures

Equity in earnings of unconsolidated joint ventures                    315                 173             927              442

Loss on sale of assets                                                  --                (216 )            (6 )           (374 )
                                                            ---------------    ----------------  --------------  ---------------
Earnings from continuing operations                                  3,150              14,569           4,802           21,846
                                                            ---------------    ----------------  --------------  ---------------
Discontinued operations
    Earnings/(loss) from discontinued operations, net                1,233              (1,522 )         2,258           (2,288 )
    Gain on disposal of discontinued operations, net                 6,208               1,995          11,549            1,916
                                                            ---------------    ----------------  --------------  ---------------
                                                                     7,441                 473          13,807             (372 )
                                                            ---------------    ----------------  --------------  ---------------
Net Income                                                     $    10,591         $    15,042      $   18,609       $   21,474
                                                            ===============    ================  ==============  ===============



     See accompanying notes to condensed consolidated financial statements.

                        CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATION OPERATIONS- CONTINUED
                      (In thousands except for share data)


                                                                      Quarter ended                     Six months ended
                                                                         June 30,                           June 30,
                                                                 2003               2002             2003             2002
                                                            ---------------    ----------------  --------------  ---------------


Earnings (loss) per share of common stock
  (basic and diluted):
     From continuing operations                                 $     0.07          $     0.33       $    0.10        $    0.50
     From discontinued operations                                     0.16                0.01            0.31            (0.01 )
                                                            ---------------    ----------------  --------------  ---------------
Net income                                                      $     0.23          $     0.34       $    0.41        $    0.49
                                                            ===============    ================  ==============  ===============

Weighted average number of shares of common stock
    outstanding                                                 45,248,670          44,170,902      45,248,670       44,123,535
                                                            ===============    ================  ==============  ===============

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY AND
                        COMPREHENSIVE INCOME/(LOSS)
                 Six Months Ended June 30, 2003 and Year Ended
                                December 31, 2002
            (In thousands except for share data and per share data)


                                                                       Accumulated
                                                                      distributions     Accumulated
                                   Common stock         Capital in      in excess         other
                                 Number       Par       excess of        of net       comprehensive                Comprehensive
                               of shares     value      par value       earnings      Income/(loss)     Total       Income/(loss)
                               ----------- ----------  -----------   --------------   -------------   ----------  ----------------


Balance at December 31, 2001   44,075,641    $ 441     $  798,154     $ (273,783 )      $  1,370      $ 526,182

Shares issued                   1,173,354       11         20,088             --              --         20,099

Retirement of common stock           (325 )     --             (4 )           --              --             (4 )

Stock issuance costs                   --       --         (1,493 )           --              --         (1,493 )

Net income                             --       --             --         35,590              --         35,590        $ 35,590

Other comprehensive loss,
   market revaluation on
   available for sale
   securities                          --       --             --             --            (775 )         (775 )          (775 )


Current period adjustment to
   recognize change in fair
   value of cash flow hedges,
   net of tax                          --       --             --             --         (17,457 )      (17,457 )       (17,457 )
                                                                                                                     ------------
Total comprehensive income             --       --             --             --              --             --       $  17,358
                                                                                                                     ============
Distributions declared and
   paid ($1.52 per share)              --       --             --        (67,991 )            --        (67,991 )
                               ----------- ----------  -------------  -------------   -------------   ------------

Balance at December 31, 2002   45,248,670   $  452     $  816,745     $ (306,184 )     $ (16,862 )    $ 494,151

Acquisition of minority
interest                               --       --         11,375             --              --         11,375

Net income                             --       --             --         18,609              --         18,609       $  18,609

Current period adjustment to
   recognize change in fair
   value of cash flow hedges,
   net of tax                          --       --             --             --          (6,028 )       (6,028 )       (6,028 )
                                                                                                                     ------------

Total comprehensive income             --       --             --             --              --             --       $ 12,581
                                                                                                                     ============

Distributions declared and
   paid ($0.76 per share)              --       --             --        (34,501 )            --        (34,501 )
                               ----------- ----------  -------------  -------------   -------------   ------------
Balance at June 30, 2003       45,248,670     $  452     $  828,120    $(322,076 )     $ (22,890 )    $ 483,606
                               =========== ==========  =============  =============   =============   ============


     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       Six months ended
                                                                                           June 30,
                                                                                  2003                   2002
                                                                            ------------------     -----------------

Cash flow from operating activities:
    Net income                                                                    $    18,609     $          21,474
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                    6,669                 7,545
       Impairment provisions                                                            4,933                 3,196
       Provision for loss on loans                                                      2,602                    60
       Investments in mortgage loans held for sale                                     (2,730 )              (1,125 )
       Collection on mortgage loans held for sale                                      14,364                18,608
       Change in inventories of real estate held for sale                              42,023               102,403
       Gain on sale of assets                                                            (627 )              (1,103 )
       Changes in other operating assets and liabilities                                  410               (16,365 )
                                                                            ------------------     -----------------
              Net cash provided by operating activities                                86,253               134,693
                                                                            ------------------     -----------------
Cash flows from investing activities:
       Additions to real estate investment properties                                    (287 )                (362 )
       Proceeds from sale of assets                                                     7,723                25,241
       Decrease in restricted cash                                                        266                 4,943
       Investment in joint ventures                                                      (750 )                (205 )
       Investment in mortgage, equipment and other notes
          receivable                                                                       --                (6,607 )
       Collections on mortgage, equipment and other notes
          receivable                                                                    9,775                 6,446
                                                                            ------------------     -----------------
              Net cash provided by investing activities                                16,727                29,456
                                                                            ------------------     -----------------

    Cash flows from financing activities:
        Payment of stock issuance costs                                                (1,493 )              (1,493 )
        Proceeds from borrowing on revolver and note payable                           19,500               222,890
        Payment on revolver and note payable                                          (27,889 )             (26,795 )
        Proceeds from borrowing on mortgage warehouse facilities                       47,122                37,084
        Payments on mortgage warehouse facilities                                     (93,803 )            (364,116 )
        Retirement of bonds payable                                                   (10,368 )              (7,699 )
        Loan from stockholder                                                          10,210                 7,500
        Subscriptions received from stockholder                                            --                 4,500
        Distributions to minority interests                                              (103 )                (123 )
        Distributions to stockholders                                                 (34,501 )             (33,607 )
                                                                            ------------------     -----------------
              Net cash used in financing activities                              $    (91,325 )    $       (161,859 )
                                                                            ------------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)


                                                                                       Six months ended
                                                                                           June 30,
                                                                                  2003                  2002
                                                                            ------------------    ------------------

Net increase in cash and cash equivalents                                         $    11,655          $      2,290

Cash and cash equivalents at beginning of period                                       15,531                19,333
                                                                            ------------------    ------------------
Cash and cash equivalents at end of period                                        $    27,186          $     21,623
                                                                            ==================    ==================

Supplemental disclosures of cash flow information:

   Interest paid                                                                 $     25,117          $     31,468
                                                                            ==================    ===================
   Conversion of related party advances into shares of common
       stock                                                                      $        --          $     10,350
                                                                            ==================    ===================

Supplemental disclosures of noncash investing and financing activities:

    Redemption of minority interest in lieu of payment on accounts
       receivable                                                                $        317          $         --
                                                                            ==================    ===================
    Acquisition of minority interest                                             $     11,375          $         --
                                                                            ==================    ===================



     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.   Organization and Nature of Business:

     CNL Restaurant Properties, Inc. ("CNL Properties") formerly CNL American Properties Fund, Inc. was organized in Maryland in May of 1994, and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL Properties and its majority owned and controlled subsidiaries. These subsidiaries include CNL Restaurant Investments, Inc. ("CNL-Investments") formerly CNL Restaurant Properties, Inc. and CNL Restaurant Capital Corp. ("CNL-Capital Corp.") formerly CNL Franchise Network Corp. The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment, operated principally through the Company's wholly owned subsidiary CNL-Investments and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities related to the real estate segment include portfolio management, property management and dispositions. In addition, CNL-Investments services approximately $550 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL-Capital Corp. and a partnership with Bank of America, CNL Restaurant Capital, LP ("CNL-Capital") formerly known as CNL Franchise Network, LP and its subsidiaries, delivers financial solutions in the forms of financing, servicing, development and advisory services to national and regional restaurant operators.

     Effective January 1, 2003, CNL-Capital modified certain terms relating to the alliance with Bank of America allowing the bank to assume certain costs of its portfolio operations, decreasing the referral fees paid by the bank and decreasing the bank's ownership in the alliance accordingly. In addition, CNL CAS/Corp. an affiliate of the Company's chairman, agreed to reduce its interest in the alliance. As a result, the Company's effective ownership interest in CNL-Capital increased from 84.39% to 96.26%. The Company reduced the minority interest and increased stockholders' equity by approximately $11.4 million to reflect this change in ownership.

2.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. Certain items in the prior year's financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on stockholders' equity or net income.

3.   Adoption of New Accounting Standards:

     In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.   Adoption of New Accounting Standards - Continued:

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

     In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes that adoption of this standard will not change the accounting for its bankruptcy remote securitization entities. Management believes that adoption of this standard will result in consolidation with respect to two of the Company's unconsolidated subsidiaries, however, such consolidation is not expected to significantly impact the Company's financial position or results of operations.

     In May, 2003, FASB issued FASB Statement No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Financial instruments covered by FAS 150 include shares that are mandatorily redeemable, and other financial instruments that embody an obligation to repurchase outstanding shares or a conditional obligation that requires settlement by issuing a variable number of the entity's shares. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities which are subject to its provisions for the first fiscal period beginning after December 15, 2003.

4.   Real estate investment properties:

     During the six months ended June 30, 2003 and 2002, the Company recorded provisions for impairment of $3.0 million and $50,000, respectively. The tenants of these properties experienced financial difficulties and/or ceased payments of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying value to net realizable value of the properties at June 30, 2003 and 2002.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


5.   Real estate held for sale:

     Real estate held for sale consisted of the following at:

                                                      (In thousands)
                                               June 30,          December 31,
                                                 2003               2002
                                             -----------        ------------

                     Land and buildings      $  104,029         $  149,135
                                             ===========        ============

     The Company's specialty finance business segment actively acquires real estate assets subject to leases with the intent to sell them. All assets are subject to the provisions of Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" consequently, the operating results and gains or losses on dispositions of the assets are recorded as discontinued operations.

     The Company's real estate investment subsidiary, CNL-Investments, will divest properties from time to time when such action is strategic to its longer-term goals. When CNL-Investments establishes its intent to sell a property, all operating results relating to the properties and the ultimate gain or loss on disposition of the assets are treated as discontinued operations for all periods presented. These financial statements reflect certain reclassifications of rental related income, interest expense and other categories so as to conform with the requirements of FAS 144.

     The operating results of the discontinued operations were as follows for each of the periods ended:


                                                         Quarters ended June 30,      Six months ended June 30,
         (In thousands)                                   2003            2002           2003            2002
                                                      --------------  -------------- --------------  --------------

         Rental income                                    $   2,784       $   1,889      $   6,213       $   3,905
         Interest expense                                      (579 )          (583 )       (1,248 )        (1,109 )
         Depreciation expense                                   (17 )          (352 )          (40 )          (759 )
         Impairment provisions                                 (755 )        (1,962 )       (1,981 )        (3,146 )
         Other expenses                                        (200 )          (514 )         (686 )        (1,179 )
                                                        -----------      -----------    -----------     -----------
         Earnings/(loss) from discontinued
            operations, net                                   1,233          (1,522 )        2,258          (2,288 )
                                                        -----------      -----------    -----------     -----------
         Sales of real estate                                53,347          28,013        105,839          29,933
            Cost of real estate sold                        (47,139 )       (26,018 )      (94,290 )       (28,017)
                                                        -----------      -----------    -----------     -----------
         Gain on disposal of discontinued
            operations, net                                   6,208           1,995         11,549           1,916
                                                        -----------      -----------    -----------     -----------
         Earnings/(loss) from discontinued
            operations, net                               $   7,441        $    473      $  13,807       $    (372 )
                                                        ===========      ===========    ===========     ===========

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


6.   Borrowing:

     As of December 31, 2002, the Company, through CNL-Capital maintained two mortgage warehouse facilities. In June 2003, the mortgage warehouse facility with Credit Suisse First Boston was renewed until June 2004, and the amended agreement reduced the advances that CNL-Capital is entitled to receive under the mortgage warehouse facility to $100,000,000. Advances under the mortgage warehouse facility bore interest at the rate of LIBOR plus a price differential (0.90 percent and 0.70 percent as of June 30, 2003 and December 2002, respectively).

7.   Related Party Transactions:

     During the six months ended June 30, 2003, CNL Financial Group, Inc., an affiliate, advanced approximately $10.2 million to the Company in the form of a demand balloon promissory note. The note is uncollateralized, bears interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand. At June 30, 2003, $14.6 million in total such loans, including accrued interest, were outstanding and are included in the due to related parties caption on the balance sheet.

8.   Segment Information:

     The Company has established CNL-Investments and CNL-Capital Corp. as separate legal entities to operate and measure the real estate and specialty finance segments, respectively.

     CNL-Investments is the parent company of CNL APF Partners LP, a real estate company that oversees real estate, mortgage and equipment loans generally until maturity. CNL-Capital Corp. is the parent of CNL-Capital, a specialty finance company focused on delivering financial solutions in the forms of financing, servicing, advisory and other services to restaurant operators. CNL-Capital delivers these solutions primarily by acquiring restaurant real estate properties which have been subject to a triple-net lease, utilizing short-term debt, and subsequently selling such properties at a profit generally within one year.

     The following table summarizes the operating results for the quarters and six months ended June 30, 2003 and 2002 with segment information for the two lines of business. Consolidating eliminations and other results of the parent of CNL-Investments and CNL-Capital Corp. are reflected in the "other" column.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


8.   Segment Information - Continued:

                                                                       Quarter ended June 30, 2003
                                                                             (In thousands)

                                                                      CNL-Capital                      Consolidated
                                                    CNL-Investments      Corp.            Other           Totals
                                                    --------------- ----------------- --------------  ----------------

         Revenues                                       $   25,273        $    7,824      $    (304 )    $     32,793
                                                    --------------- ----------------- --------------     ---------------

         General operating and administrative                2,188             5,205           (109 )           7,284
         Interest expense                                    6,915             6,360           (221 )          13,054
         Food and other restaurant costs                     3,423                --             --             3,423
         Property expenses, state and other
            taxes                                              338               (22 )           --               316
         Depreciation and amortization                       3,129               176             --             3,305
         Provision for loss on loans                            --             2,242             --             2,242
         Impairment provisions                                 317                --             --               317
         Minority interest and equity in
            earnings                                           269              (567 )           --              (298 )
                                                      ------------    --------------      -------------   ----------------
                                                            16,579            13,394           (330 )          29,643
                                                      ------------    ---------------     -------------   ----------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations, net                               (497 )           1,730             --             1,233
            Gain on disposal of discontinued
                operations, net                                646             5,562             --             6,208
                                                      ------------    --------------     -------------    ----------------
                                                               149             7,292             --             7,441
                                                      ------------    ---------------    -------------    ----------------

         Net income                                     $    8,843        $    1,722       $     26         $  10,591
                                                      ============    ===============    ==============   ================

         Assets at June 30, 2003                       $   816,586       $   502,081     $   (3,906 )     $ 1,314,761
                                                      ============    ===============    ==============   ================
         Investments accounted for under the
         equity method at June 30, 2003                 $    1,334         $     506        $    --        $    1,840
                                                      ============    ===============    ==============   ================

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002



8.   Segment Information - Continued:


                                                                       Quarter ended June 30, 2002
                                                                             (In thousands)

                                                                       CNL-Capital                      Consolidated
                                                     CNL-Investments       Corp.          Other           Totals
                                                    --------------- ----------------- --------------  ----------------

         Revenues                                       $   22,149       $   115,823      $    (359 )     $   137,613
                                                    --------------- ----------------- --------------  ----------------

         Cost of real estate sold                               --            96,098             --            96,098
         General operating and administrative                2,743             5,045           (205 )           7,583
         Interest expense                                    7,758             7,980            (52 )          15,686
         Property expenses, state and other
            taxes                                             (423 )             105             --              (318 )
         Depreciation and amortization                       3,092               308             --             3,400
         Impairment provisions                                  --                23             --                23
         Minority interest and equity in
            earnings                                           159               197             --               356
         Loss on sale of assets                                199                17             --               216
                                                    --------------- ----------------- --------------  ----------------
                                                            13,528           109,773           (257 )         123,044
                                                    --------------- ----------------- --------------  ----------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations, net                             (1,856 )             334             --            (1,522 )
            Gain on disposal of discontinued
                operations, net                              1,556               439             --             1,995
                                                    --------------- ----------------- --------------  ----------------
                                                              (300 )             773             --               473
                                                    --------------- ----------------- --------------  ----------------

         Net income                                     $    8,321        $    6,823      $    (102 )      $   15,042
                                                    =============== ================= ==============  ================

         Assets at June 30, 2002                        $  891,244       $   516,221     $   (3,985 )    $  1,403,480
                                                    =============== ================= ==============  ================

         Investments accounted for under the
         equity method at June 30, 2002                 $    1,120         $     336        $    --        $    1,456
                                                    =============== ================= ==============  ================


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002



8.   Segment Information - Continued:


                                                                     Six months ended June 30, 2003
                                                                             (In thousands)

                                                                        CNL-Capital                      Consolidated
                                                     CNL-Investments      Corp.            Other           Totals
                                                    --------------- ----------------- --------------  ----------------

         Revenues                                       $   50,539       $    14,640      $    (856 )      $   64,323
                                                    --------------- ----------------- --------------  ----------------

         General operating and administrative                5,360            10,211           (467 )          15,104
         Interest expense                                   13,837            12,093           (370 )          25,560
         Food and other restaurant costs                     6,834                --             --             6,834
         Property expenses, state and other
            taxes                                              609               (14 )           --               595
         Depreciation and amortization                       6,144               485             --             6,629
         Provision for loss on loans                            --             2,602             --             2,602
         Impairment provisions                               2,952                --             --             2,952
         Minority interest and equity in
            earnings                                           433            (1,194 )           --              (761 )
         Loss on sale of assets                                  2                 4             --                 6
                                                    --------------- ----------------- --------------  ----------------
                                                            36,171            24,187           (837 )          59,521
                                                    --------------- ----------------- --------------  ----------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations, net                               (776 )           3,034             --             2,258
            Gain on disposal of discontinued
                operations, net                                912            10,637             --            11,549
                                                    --------------- ----------------- --------------  ----------------
                                                               136            13,671             --            13,807
                                                    --------------- ----------------- --------------  ----------------
         Net income                                     $   14,504        $    4,124       $    (19 )      $   18,609
                                                    =============== ================= ==============  ================


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


8.   Segment Information - Continued:


                                                                     Six months ended June 30, 2002
                                                                             (In thousands)

                                                                         CNL-Capital                      Consolidated
                                                     CNL-Investments        Corp.            Other           Totals
                                                    --------------- ----------------- --------------  ----------------

         Revenues                                       $   44,344       $   164,774      $    (828 )     $   208,290
                                                    --------------- ----------------- --------------  ----------------

         Cost of real estate sold                               --           130,434             --           130,434
         General operating and administrative                5,379            10,861           (416 )          15,824
         Interest expense                                   15,692            15,439           (271 )          30,860
         Property expenses, state and other
            taxes                                            1,650               184             --             1,834
         Depreciation and amortization                       6,169               617             --             6,786
         Provision for loss on loans                            --                60             --                60
         Impairment provisions                                  27                23             --                50
         Minority interest and equity in
            earnings                                           192                30             --               222
         Loss on sale of assets                                357                17             --               374
                                                    --------------- ----------------- --------------  ----------------
                                                            29,466           157,665           (687 )         186,444
                                                    --------------- ----------------- --------------  ----------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations, net                             (2,313 )              25             --            (2,288 )
            Gain on disposal of discontinued
                operations, net                              1,477               439             --             1,916
                                                    --------------- ----------------- --------------  ----------------
                                                              (836 )             464             --              (372 )
                                                    --------------- ----------------- --------------  ----------------
         Net income                                     $   14,042        $    7,573      $    (141 )      $   21,474
                                                    =============== ================= ==============  ================

9.   Income Tax:

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

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


9.   Income Tax - Continued:

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

     The consolidated provision for federal income taxes differs from the amount computed by applying the statutory federal income tax rate to the earnings of the CNL-Capital Corp segment and the earnings of the real estate segment TRS as follows:

                                                                        Six months ended June 30:
                                                   ----------------------------------------------------------------
                                                                2003                              2002
                                                   -------------------------------    -----------------------------
                                                        Amount                             Amount
                                                    (In thousands)         Rate        (In thousands)        Rate
                                                   ------------------   ---------     -----------------    ---------

         Expected tax at US statutory rate           $    1,510           $  34%        $     2,462           34 %
         Adjustments:
              Other                                          51               1                 121            2
         Change in valuation allowances                  (1,561 )           (35)             (2,583 )        (36 )
                                                   ------------------    ---------    -----------------    ---------
         Provision for income taxes                 $        --              --  %     $         --           -- %
                                                   ==================    =========    =================    =========


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


9.   Income Tax - Continued:

     The components of the net deferred tax asset are as follows at:


                                                                             (In thousands)
                                                                     June 30,            December 31,
                                                                       2003                  2002
                                                                -------------------    ------------------

         Deferred tax asset:
             Cash flow hedge related difference                      $      7,563        $     5,789
             Loan valuation and related hedge differences                   2,419              1,899
             Loan origination fees                                             13                619
             Real estate loss reserves                                        544                300
             Reserve for investment losses                                    839                736
             Unconsolidated affiliates difference                          (1,915 )               --
             Net operating losses                                             372                250
             Other                                                            236                (19 )
                                                                -----------------      ---------------
                  Total                                                    10,071               9,574
         Valuation allowance                                               (6,971 )            (7,846)
                                                                -----------------      ---------------
                  Net recorded deferred tax asset                    $      3,100        $      1,728
                                                                =================      ===============


     The income tax provision consists of the following components:

                                                                                Six months ending
                                                                                 (In thousands)
                                                                             2003               2002*
                                                                         -------------    ---------------
         Current:
             Federal                                                         $   1,182         $      --
             State                                                                 191                --
                                                                         -------------    ---------------
                                                                                 1,373                --
                                                                         -------------    ---------------
        Deferred:
             Federal                                                            (1,182 )              --
             State                                                                (191 )              --
                                                                         -------------    ---------------
                                                                                (1,373 )              --
                                                                         -------------    ---------------
         Total Provision                                                     $      --         $      --
                                                                         =============    ===============


     * The TRS returns filed for the year ended December 31, 2001 reflected a net operating loss and through June 30, 2002 no current taxes were payable. For reasons stated above, there was no tax benefit recorded for the loss or other future deductible items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the Company's credit facilities, the availability of other debt and equity financing alternatives, changes in interest rates under the Company's current credit facilities and under any additional variable rate debt arrangements that the Company may enter into in the future, the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company, the ability of the Company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans, the ability of the Company to re-lease properties that are currently vacant or that may become vacant and the ability of the Company to securitize or sell mortgage loans or net lease properties on a favorable and timely basis. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Organization and Business

CNL Restaurant Properties, Inc. ("CNL-Properties" or the "Company"), formerly CNL American Properties Fund, Inc., is the nation's largest self-advised real estate investment trust ("REIT") focused on the restaurant industry. The Company operates as a holding company for two primary subsidiary operating companies, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. The Company was founded in 1994 and at June 30, 2003, has financial interests in approximately 1,010 properties diversified among more than 125 restaurant concepts in 47 states. The Company's total real estate holdings subject to lease includes over 650 properties, of which approximately 90 properties are classified as held for sale. At June 30, 2003, the servicing portfolio of net lease properties and mortgages includes approximately 2,225 units, of which over 1,200 are serviced on behalf of third parties.

The Company operates two business segments - real estate, with a strong capital base and stable cash flows, and specialty finance, a growth business partnered with a large financial institution.

     o The real estate segment, operated principally through the Company's wholly owned subsidiary CNL Restaurant Investments, Inc. ("CNL-Investments"), formerly known as CNL Restaurant Properties, Inc (a name now used by the Company effective June 27, 2003), and its subsidiaries, are charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities include portfolio management, property management and dispositions. In addition, CNL-Investments services approximately $550 million in affiliate real estate portfolios and earns management fees related thereto.

     o The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Restaurant Capital Corp. ("CNL-Capital Corp"), formerly known as CNL Franchise Network Corp., is partnered with Bank of America in owning CNL Restaurant Capital, LP ("CNL-Capital") and with its subsidiaries, delivers financial solutions in the forms of financing, servicing, advisory and other services to national and larger regional restaurant operators primarily by acquiring restaurant real estate properties, which have been subject to a triple-net lease, utilizing short-term debt and selling such properties at a profit. Effective January 1, 2003 CNL-Capital modified certain terms relating to the alliance with Bank of America allowing the bank to assume certain costs of its portfolio operations and decreasing the referral fees paid by the bank, and decreasing the bank's ownership interest in CNL-Capital. In addition, an affiliate of the Company's chairman agreed to reduce its interest in CNL-Capital. As a result, the Company's effective interest in the specialty finance operations increased from
        84.39 percent to 96.26 percent.

Effective January 1, 2001, CNL-Capital Corp elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, CNL-Capital Corp engages in activities that would previously have caused income to the Company from CNL-Capital to be disqualified from being eligible REIT income under the federal income tax rules. Now CNL-Capital earnings are subject to tax, but management can control the timing of distributions to the Company. CNL-Capital Corp originates triple-net lease properties for sale to third parties and, when market conditions may allow, securitization. CNL-Capital Corp also performs net lease and loan servicing on behalf of non-Company owners. Also, certain activities of CNL-Investments are conducted in a subsidiary that has made a similar TRS election.

When the Company was created in 1994, the intent was to provide stockholders liquidity by December 31, 2005 through either listing on a national exchange, merging with another public company or liquidating its assets. The Company's officers and directors continue to monitor the public markets for opportunities and the Company's board does not intend to liquidate the Company. To comply with certain tax guidelines governing the significance of taxable REIT subsidiaries, the Company may pursue other alternatives relative to CNL-Capital Corp that would provide stockholder liquidity for all or a portion of the Company's investment.

Liquidity and Capital Resources

The Company is a self-advised real estate investment trust that reflects the earnings of its two primary segment subsidiaries, CNL-Investments and CNL-Capital Corp. The Company elected to reinvest the earnings of the specialty finance business to date, as contemplated by the agreement with Bank of America. The Company will continue to reinvest earnings into this subsidiary if the subsidiary is able to generate higher returns. CNL-Properties has continued to declare and pay distributions to its stockholders that are primarily funded by CNL-Investments activities. The remainder of the distribution was funded by sales of its common stock to the Company's Chairman through a private company affiliate, CNL Financial Group, Inc. ("CNL Financial Group"), and loans from CNL Financial Group.

The Company is pursuing a strategy built around CNL-Investments' strong capital base and stable cash flows coupled with CNL-Capital Corp's specialty finance growth business. The Company's ability to internally fund capital needs is limited since it must distribute at least 90 percent of its net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. In the six months ended June 30, 2003 and 2002 the Company distributed $34.5 million and $33.6 million, respectively, or $0.38125 per share each quarter, to its stockholders. For 2002, these distributions constituted a return of capital for tax purposes and were generally not taxable to the shareholders, but did reflect tax deductions associated with impairments and loan loss reserves recorded in 2001 and differences in non-cash charges including depreciation and amortization. The REIT's taxable income in 2002 did not include any of CNL-Capital Corp's $12.6 million in annual earnings. Through December 31, 2002 the Company has distributed approximately $4.17 per share of an investor's original purchase price since December 31, 1995 as a non-taxable return of capital for tax purposes. The taxability of the distribution made in 2003 will not be determined until January 2004, but is likely that a portion will be considered a return of capital for income tax purposes.

In order to ensure that the Company maintains its historical level of distributions to its stockholders, the Company's Chairman, through CNL Financial Group, advanced to the Company $10.2 million during the six months ended June 30, 2003. Throughout 2002, the Chairman received 1,173,354 shares of the Company's stock in exchange for $20.1 million in cash, including the conversion of amounts previously treated as advances. Similar stock purchases occurred in 2001. This provided capital that allowed the Company to reinvest the earnings generated by the specialty finance business. The number of shares were determined using an estimated fair value per share of $17.13 as concluded in an early 2002 valuation from a third party firm, which based its valuation on an analysis of comparable publicly traded real estate investment trusts and a discounted cash flow analysis. Also, the Chairman advanced $4.2 million to the Company in December 2002. The Company's Chairman was under no obligation to do so. Should the Company's Chairman determine not to purchase additional shares or loan additional funds to the Company, and the Company does not generate adequate cash flow from other sources, the Company may have to reduce its distribution rate.

As described above, during the six months ended June 30, 2003, CNL Financial Group, an affiliate, advanced approximately $10.2 million to the Company in the form of a demand balloon promissory note. The note is uncollaterized, bears interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand. At June 30, 2003, the principal amount of such loans outstanding was $14.5 million.

The Company is currently exploring any interest in an offering of the Company's preferred stock. The proceeds of any sale of preferred stock would be used for general corporate purposes and potentially to retire existing debt.

The Company's management expects to continue meeting short-term and long-term liquidity requirements through distributions from CNL-Investments, issuance of debt and sales of common or preferred stock. To date CNL-Capital Corp has reinvested its earnings in ongoing operations. Management expects distributions from CNL-Capital Corp to begin within the next two years.

The Company may continue selling additional shares of its common stock and borrowing additional funds in order to satisfy future distribution requirements. The Company's Chairman is under no obligation to purchase additional shares of the Company's common stock or loan additional funds to the Company in order to guarantee that the Company maintains its historical distribution level to stockholders.

Selling additional shares of the Company's stock may dilute a shareholder's investment, affecting its future value. However, selling stock to enable CNL-Capital to reinvest earnings may be accretive to the extent that the value of the specialty finance segment increases. In connection with maintaining its historical distribution level, the Company may sell additional shares of its common stock to CNL Financial Group or to additional third party purchasers. Such sales may reduce the value a shareholder receives for his or her investment upon a future liquidity event.

o  Specialty Finance Segment (CNL Restaurant Capital Corp)

CNL-Capital originates triple-net leases, temporarily financing those assets with warehouse credit facilities and periodically selling or refinancing those assets. CNL-Capital generates income by earning a spread on assets with a return greater than its cost of borrowings, and by selling assets at gains. A triple-net lease is a long-term lease with periodic rent increases that requires the tenant to pay expenses on the property, insulating the Company from making significant cash outflows for maintenance, repair, real estate taxes or insurance. In a securitization refinancing, the Company sells or transfers a pool of loans or properties with triple-net leases to a special purpose entity which, in turn, issues to investors securities backed by an interest in the revenue originating from the loans or triple-net leases. These transactions generate cash that is used for additional acquisitions.

CNL-Capital has the following borrowing sources as of June 30, 2003, with the stated total capacity and average interest rate based on the interest rates charged for the most recent six months:



                                                           In thousands
                                                   Amount Used      Capacity        Maturity     Average Rate
                                                 ---------------- -------------  --------------- ----------------

     Note payable (medium term financing) (1)       $    195,818     $ 195,818      Jun 2007          2.63%
     Mortgage warehouse facilities (1)                    99,077       360,000       Annual           2.54%
     Subordinated note payable                            43,750        43,750      Jun 2007          8.50%
     Series 2001-4 bonds payable (2)                      39,756        39,756    2009 - 2013         8.90%
     Mirror liquidity facility                                --        10,000      Oct 2003           (3)
                                                 ---------------- -------------
                                                     $   378,401     $ 649,324
                                                 ================ =============

     (1) average rate excludes the impact of hedge transactions that bring the total average rate to 5.87 percent on the medium term financing and 3.22 percent on financing the warehouse facilities.
     (2) includes $4,811 in bonds held by CNL-Investments eliminated upon consolidation in Company financial statements.
     (3) no amounts  were  withdrawn  in the period.

The Company, through its alliance with Bank of America, originates triple-net leases and refers portfolio loan financing. In forming the alliance, the Company invested certain assets and operations into CNL-Capital and Bank of America provided CNL-Capital with a $43.75 million subordinated debt facility (the "Subordinated Debt Facility") and a warehouse credit facility (the "Warehouse Credit Facility") with an initial capacity of $500 million.

The securitization market experienced considerable volatility in late 2000 as a result of rising delinquencies in securitized loan pools, falling treasury rates, macroeconomic uncertainties and sluggish restaurant sales. Investors demanded higher interest rates on the securities issued in securitizations while ratings agencies downgraded the securities backed by the underlying loans. While many of the Company's competitors experienced downgrades or ratings actions on bonds previously issued, the Company's prior loan and lease securitizations to date have not been subject to any such ratings action. In response to the market conditions, management used private market sales channels to either refinance or sell existing mortgage loans, and halted the origination of new loans.

Company warehouse borrowings were initially designed to provide interim financing until periodic securitizations could occur. The instability of this market led to renegotiated terms of the relationship with Bank of America by October 2001, including having CNL-Investments provide a $15 million guaranty until $187 million of loans held as collateral on the Bank of America Warehouse Credit Facility were removed, with the guaranty having since been reduced to $2 million and tied to the removal of the last of the remaining loans. Management is seeking resolution to these last remaining loans and a likely resolution will be their transfer to CNL-Investments to allow CNL-Investments to bundle them with other mortgage loans for a medium-term financing in the fourth quarter of 2003. In addition, a second $15 million guaranty was tied to successfully achieving an earnings and liquidity target within a required timeframe, and this second guaranty has since been eliminated through the achievement of these targets. Bank of America also extended a $10 million unsecured credit facility to CNL-Investments and CNL-Investments then entered into a $10 million mirror credit facility with CNL-Capital. CNL-Capital utilizes this mirror facility for working capital as necessary to fund its equity in new properties substantially financed on the mortgage warehouse facilities and to meet margin calls on the mortgage warehouse facilities. Bank of America agreed to finance the remaining loans held as collateral on the Warehouse Credit Facility until November 2003. The mirror credit facility has no amounts outstanding at June 30, 2003 and will expire in October 2003; management is currently in negotiation with the lender to potentially structure a comparable replacement facility.

In June 2002, in order to repay warehouse financing, the Company entered into a five-year term $207 million financing collateralized with $225 million in mortgage loans re-designated to reflect the Company's intention to hold them to maturity. This five-year term financing carries a variable interest rate tied to the weighted average rate of commercial paper plus 1.25 percent with a portion of such interest fixed through the initiation of a hedge transaction. The transaction provides CNL-Capital ongoing earnings on the excess of interest income over interest expense.

Most sources of debt financing require that CNL-Capital maintain certain standards of financial performance such as a fixed-charge coverage ratio, a tangible net worth requirement and certain levels of available cash. Any failure to comply with the terms of these covenants would constitute a default and may create an immediate need to find alternate borrowing sources. Management believes it has complied with all covenants at June 30, 2003.

In 2001, CNL-Capital introduced its program to sell investment properties to third parties (the "Investment Property Sales" program) adding diversity to its original securitization model. These leased properties can be sold and may qualify the buyer for special tax treatment under Section 1031 of the Internal Revenue Code (a "Section 1031 Exchange"). Generally, Section 1031 Exchanges allow an investor who realizes a gain from selling appreciated real estate to defer paying taxes on such gain by reinvesting the sales proceeds in like-kind real estate. In addition, the Company formed a partnership with a third party client to engage in a similar program. During the six months ended June 30, 2003 and 2002, CNL-Capital has generated gains of $11.1 million and $11.0 million respectively, including its share of partnership gains. The success of this program is dependent upon achieving an optimal balance of cash flows from lease income earned in excess of holding costs versus a maximum gain on the sale. The chart below illustrates cash flows from Investment Property Sales proceeds and real estate originations for CNL-Capital and the affiliated joint venture in the comparative six-month periods:


                                                                                (In thousands)
                                                                        Six months           Six months
                                                                        ended June 30,       ended June 30,
                                                                           2003                 2002
                                                                     ------------------ -------------------

         Proceeds from Investment Property Sales program sales            $    111,494        $    157,023
                                                                     ================== ===================
         Purchases of properties to be sold under the Investment
             Property Sales program                                       $     45,874         $    23,181
                                                                     ================== ===================


CNL-Capital's earnings depend on its continued origination and holding of new real estate inventory in order to sustain the level of earnings and sales achieved in the initial six months of 2003. By selling more properties than are originated during a period, CNL-Capital will have fewer properties on which to earn income in a future period. At June 30, 2003, CNL-Capital had $94.9 million in properties held for sale under this program, an amount that management believes is significantly below the desirable level of inventory to sustain continued earnings. Purchases of new properties have been challenging as described below. Management expects continued strong demand for Investment Property Sales assets by the investor community, but such demand could diminish if interest rates increase. Management continues to investigate other sales channels in which to market net lease assets and to monitor the securitization market for potential re-entry in the future.

During the six months ended June 30, 2003, CNL-Capital Corp derived its primary cash flows from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from the Investment Property Sales program and servicing revenues. Significant cash outflows consist of operating expenses, real property purchases and capital enhancements in the loan portfolio (excess of investment over related borrowings). CNL-Capital has taken steps to reduce its credit capacity in its warehouse credit facilities. CNL-Capital had a warehouse credit capacity of $360 million at June 30, 2003. One of the Company's warehouse credit facilities was recently renewed until June 2004 with its capacity decreased by $25 million. Management has and may continue to decrease the mortgage warehouse facility capacity from its present level in order to economize on its cost, provided that there continue to be costs associated with excess capacity. CNL-Capital may also be subject to margin calls on its warehouse credit facilities. Bank of America and the other third party lender monitors asset securitization market conditions, performance of the Company's derivatives and delinquencies and based on changes in market conditions, may require a margin call to reduce the level of warehouse financing. During the six months ended June 30, 2003 CNL-Capital was not required to make a margin call; during the same period in 2002, CNL-Capital funded approximately $16 million in net margin calls on its warehouse credit facilities. CNL-Capital's medium term financing that provides $196 million in financing secured by Company mortgage notes receivables also contains provisions that obligate the Company to make margin calls in the event of certain borrower non-payments. Significant cash outflows could result from all such margin call provisions.

Management originally contemplated strong demand for net lease financing in 2003, targeting up to $300 million in net lease property purchases for the year ending December 31, 2003, but now expects to fall short of this amount. As interest rates rise, management believes that demand for the net lease financing product will escalate, therefore they continue to view the triple-net lease product as the core product offering to restaurant operators. While demand for restaurant real estate financing is very strong, a large number of approved deals were lost to competitors offering debt due to the prevailing low interest rates. Large national and regional banks now offer inexpensive restaurant financing that many premier operators find more attractive than leases. CNL-Capital does not currently offer debt financing to its clients due to the volatility and high cost of capital currently associated with the securitization market, but continues to refer such opportunities to Bank of America pursuant to the terms of that alliance. Management continues to monitor the potential reemergence of a mortgage loan product through developments on the securitization front but based on prevailing market sentiment management does not believe this market will be viable for the foreseeable future. In addition to the impact of low interest rates, CNL-Capital has lost some transactions as new competitors have emerged with a net lease program styled after CNL-Capital's Investment Property Sales program.

For the six months ended June 30, 2003, CNL-Capital purchased $45.9 million in net lease properties as compared with $23.2 million in the same period last year. In both years these originations were low compared with the $85.6 million closed in the first half of 2001. These originations provide inventory necessary to execute the Investment Property Sales program and CNL-Capital typically profits from the leases while holding them. At June 30, 2003, CNL-Capital was involved in numerous opportunities for continued net lease originations with $44 million approved for funding and accepted by the client, and an additional $20 million approved with acceptance pending. CNL-Capital's warehouse facilities provide advances for up to 97 percent of the real estate purchase value. The Company is reinvesting its operating profits to fund the amounts not advanced by the mortgage warehouse facilities.

At June 30, 2003, CNL-Capital had approximately $73 million in capital supporting its loan and lease portfolio. CNL-Capital management maintains regular contact with its mortgage warehouse facility lenders and believes that the relatively low-cost, high-advance rate financing they provide has been integral to CNL-Capital's success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and CNL-Capital is vulnerable to any changes in the terms of these facilities. The warehouse facilities currently advance an average of 95.1 percent of the original real estate value. One such warehouse has special terms currently relating to the disposition of the remaining amounts of the $117 million portfolio of properties acquired in September 2002 that creates an acceleration of principal repayment designed to protect the lender from any problem properties that may have been interspersed within that portfolio. This repayment provision is about to be triggered, as most of the portfolio has now been sold. However, management believes that the remaining properties are desirable and that they will sell quickly enough to generate cash to cover this requirement. Management believes that the average advance rates offered by lenders will decline in the future as this provision takes hold and as warehouse lenders continue to manage their respective risk. A five percent decrease in advance rates, for example, would create a $4.5 million cash requirement for CNL-Capital, based on the outstanding net lease properties in the warehouse credit facilities at June 30, 2003. While management expects its mortgage warehouse facilities to renew, any non-renewal would create an immediate need to find alternate borrowing sources.

Additional liquidity risks include the possible occurrence of economic events that could have a negative impact on the franchise asset-backed securitization market and affect the quality or perception of the loans or leases underlying CNL-Capital's securitization transactions. The Company conducted its previous securitizations using bankruptcy remote entities. These entities exist independent from the Company and their assets are not available to satisfy the claims of creditors of the Company, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in these transactions have been affirmed unlike the ratings of many competitors' loan pools that have been downgraded. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. Should the loans underlying the securities default, and the securities undergo a negative ratings action, CNL-Capital could experience material adverse consequences impacting its ability to continue earning income as servicer, and its ability to engage in future profitable securitization transactions. To potentially avoid those consequences, CNL-Capital could choose to contribute capital to serve as additional collateral supporting one or more of the bankruptcy remote entities used to facilitate a securitization. CNL-Capital holds an interest in the following securitizations, the assets and liabilities of which are not consolidated in the Company financial statements:


                                                                               June 30, 2003
                                                                 ------------------------------------------
                                                                              (In thousands)
                                                                  Mortgage loans in    Bonds outstanding
                                                                     pool at par         at face value
                                                                 -------------------- ---------------------

Loans and debt supporting 1998-1 Certificates issued by CNL
    Funding 1998-1, LP                                                 $     202,345         $     199,996
Loans and debt supporting 1999-1 Certificates issued by CNL
    Funding 1999-1, LP                                                       233,098               233,098
                                                                 -------------------- ---------------------
                                                                       $     436,443         $     433,094
                                                                 ==================== =====================


    Note:  Certain  bonds in both the  1998-1  and  1999-1  pools  are  owned by
    CNL-Investments   and   CNL-Capital   and  appear  as   investments  in  the
    consolidated financial statements of the Company.

Liquidity risk also exists from the possibility of borrower delinquencies on the mortgage loans held for sale or held to maturity. In the event of a borrower delinquency, the Company could suffer not only shortfalls on scheduled payments but also margin calls by the lenders that provide the warehouse facilities and the five-year note, subjecting the Company to unanticipated cash outflows. The Company is obligated under the provisions of its mortgage warehouse facilities and its five-year refinancing to pay down certain debt associated with borrower delinquencies or defaults within a required time frame. Most properties acquired on the mortgage warehouse facilities are required to be sold within a certain time frame. Any delinquency, default or delay in the resale of properties financed through one of these facilities would generally result in an immediate pay-down of the related debt and may restrict the Company's ability to find alternative financing. The Company's debt, excluding bonds payable, generally provides for cross-default triggers. A default of a mortgage warehouse facility, for example from a failure to make a margin call, could result in other Company borrowings becoming immediately due and payable.

CNL-Capital has developed a successful Investment Property Sales program, in part because some buyers of CNL-Capital's properties are motivated to defer the taxation of gains on other properties they have sold. While some have advocated the elimination of a capital gains tax, legislation enacted May 5, 2003 has only decreased the taxation of capital gains. Management believes that the recent changes are not significant enough to impact the continued performance of that program.

Net lease properties acquired in anticipation of sales through the Investment Property Sales program can typically be leased to tenants at a rate that exceeds the rate a Section 1031 Exchange or other buyer is willing to accept. An increase in general levels of interest rates could result in buyers requiring a higher yield that would reduce the gain on the sale of existing properties. Neither the rate of return on leased properties nor the rate of return required by a buyer correlate directly with prevailing interest rates. CNL-Capital is therefore at risk that any interest rate increases causing buyers to demand higher yields may not be matched with higher yields from tenants. This risk could cause CNL-Capital to experience lower average gains on the future sales of Investment Property Sales properties.

In summary, the Company's specialty finance segment expects to meet its liquidity requirements in 2003 with a combination of cash from operating activities, including cash from its Investment Property Sales program and borrowings on its warehouse credit facilities or its mirror credit facility. CNL-Capital renews its warehouse credit facilities annually and to date has been successful in doing so at substantially comparable terms. CNL-Capital's longer-term liquidity requirements (beyond one year) are expected to be met through successful renewal of its warehouse credit facilities and the renewal or restructure of the mirror credit facility, successful execution of the Company's Investment Property Sales program, portfolio debt origination fees, asset securitizations, and augmented by operating cash flows provided by servicing and advisory services. In addition, CNL-Capital may seek to obtain additional debt or equity financing. Any decision to pursue additional debt or equity capital will depend on a number of factors, such as compliance with the terms of existing credit agreements, the Company's financial performance, industry or market trends and the general availability of attractive financing transactions. However, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic and other factors.

o  Real Estate Segment (CNL Restaurant Investments, Inc.)

CNL-Investments operates as a real estate company and its cash flows primarily consist of rental income from tenants on restaurant properties owned, interest income on mortgage loans, dispositions of properties and income from holding interests in prior loan securitizations. CNL-Investments' cash outflows are predominantly interest expense, operating expenses, reinvestment of disposition proceeds and distributions to CNL-Properties. Borrowing resources at June 30, 2003 for CNL-Investments include:

                                                       (In thousands)
                                              Amount Used      Capacity       Maturity       Average Rate
                                             --------------- -------------- --------------  ---------------

Revolver                                      $    13,000     $   30,000       Oct 2003          3.83%
Series 2000-A bonds payable                       257,482        257,482      2009 - 2017        7.94%
Series 2001 bonds payable                         121,713        121,713       Oct 2006          1.82%
                                             --------------- --------------
                                              $   392,195     $  409,195
                                             =============== ==============

CNL-Investments provides a guaranty of $2 million of CNL-Capital's mortgage warehouse facility debt and also provides a guaranty of up to ten percent of CNL-Capital's five year term financing.

CNL-Investments's short-term debt consists of the $30 million revolving line of credit (the "Revolver") entered into in October 2001. The Company utilizes the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. The Company's Revolver is a two-year facility, maturing in October 2003, and includes a one-year renewal option. Management is currently in discussions with the lender to secure the renewal and possible restructure of this debt.

CNL-Investments also had medium-term and long-term bond financing. Rental income received on the 379 properties pledged as collateral on medium and long-term financing is used to make scheduled reductions in bond principal and interest.

Liquidity risks within the real estate business include the potential that a tenant's financial condition could deteriorate, rendering it unable to make its rent payments and thereby reducing CNL-Investments' income and cash flows. Generally, CNL-Investments uses a triple-net lease to lease its properties to its tenants. The triple-net lease is a long-term lease with periodic rent increases and requires the tenant to pay expenses on the property. The lease somewhat insulates CNL-Investments from significant cash outflows for maintenance, repair, real estate taxes or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted and in the event of tenant bankruptcy the Company may be required to fund certain expenses in order to retain control or take possession of the property. This could expose the Company to successor liabilities and further affect liquidity. Such events may adversely affect the Company's revenue and operating cash flow.

Most sources of debt financing require that CNL-Investments maintain certain standards of financial performance such as a fixed-charge coverage ratio, and impose a limitation on the distributions from CNL-Investments to the Company tied to funds from operations. Any failure to comply with the terms of these covenants would constitute a default and may create an immediate need to find alternate borrowing sources.

Management is aware of multi-unit tenants that are experiencing financial difficulties, including one significant tenant, that may seek bankruptcy protection near term, possibly by the end of the year. In the event the financial difficulties continue, the Company's collection of rental payments could be interrupted. At present, these tenants continue to pay rent substantially in accordance with lease terms and there are no material delinquencies. However, the Company continues to monitor each tenant's situation carefully and will take appropriate action to place the Company in a position to maximize the value of its investment. Management has estimated the loss or impairment on the related properties and included such charge in earnings through June 30, 2003, but acknowledges that the estimation process is challenging due to the number of possible outcomes that may result from a default situation. While management believes it has recorded an appropriate impairment charge at June 30, 2003, based on its assessment of the tenants' financial difficulties and its knowledge of the properties, facts may develop in future periods that may suggest the need for a larger impairment charge.

The Company has experienced tenant bankruptcies and may commit further resources in seeking resolution to these properties including funding restaurant businesses directly or on behalf of successor tenants. For example, where the value of the leased real estate is linked to the financial performance of the tenant, CNL-Investments may allocate capital to invest in turnaround opportunities.

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

CNL-Investments management believes the combination of availability on its line of credit and the projected disposition volume in 2003 will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing assets and reinvesting the proceeds in higher-yielding investments and cash from operating activities.

Off-Balance Sheet Transactions

The Company holds a retained interest in approximately $450 million in loans transferred to unconsolidated trusts that provide the collateral for long-term bonds as discussed in the specialty finance segment liquidity section above. While the Company is not contractually obligated to guarantee the repayment of the bonds, in the event borrower repayments of principal and interest are not adequate to repay the bondholders, the Company may elect to contribute funds into these unconsolidated entities to supplement cash flows and maintain attractive ratings on these pools. Management believes that recent accounting pronouncements will not require the consolidation of these trusts.

The Company is a partner in several joint ventures to acquire and improve and/or sell certain real properties that are accounted for under the equity method. The Company's earnings reflect its proportionate share of the earnings or losses of these activities. Recent accounting pronouncements will require that these activities be fully consolidated in the financial statements after June 30, 2003. Management does not expect the consolidation to be significant to the presentation of the Company's financial position or results of operations.

Interest Rate Risk

The Company generally invests in assets with a fixed return by financing them with variable rate debt. Floating interest rates on variable rate debt expose the Company to interest rate risk. As of June 30, 2003, the Company's variable rate debt includes the following:

     o  $13 million on its Revolver;

     o  $99 million on its mortgage warehouse facilities;

     o  $196 million on the June 2002 five-year financing; and

     o  $122 million outstanding on the Series 2001 bonds.

Generally, the Company uses derivative financial instruments (primarily interest rate swap contracts) to hedge against fluctuations in interest rates from the time it originates fixed-rate mortgage loans until the time they are sold. The Company would terminate certain of these contracts upon the sale of the loans and both the gain or loss on the sale of the loans and the additional gain or loss on the termination of the interest rate swap contracts would be measured and recognized in the consolidated statement of operations.

Additionally, the Company uses interest rate swaps and caps to hedge against fluctuations in interest rates on a portion of its floating rate debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Under a cap, a third party agrees to assume any interest costs above a stated rate. Changes in the values of these interest rate swaps and caps are reflected in other comprehensive income.

The Company also invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. Management believes that the value of its mortgage loans held for sale and its investments could potentially change as a result of fluctuating interest rates, credit risk, market sentiment and other external forces, which could materially adversely affect the Company's liquidity and capital resources. Management estimates that a one-percentage point increase in long-term interest rates as of June 30, 2003 would have resulted in a decrease in the fair value of its fixed-rate loans held for sale of $0.5 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $1.4 million. In addition, a one-percentage point increase in short-term interest rates for the six months ended June 30, 2003 would have resulted in additional interest costs of approximately $1.4 million. The impact of a one-percentage point increase in long-term interest rates on the cash flow hedge relating to variable rate debt would not generally create a significant impact to reported earnings. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

Results from Operations

The following discussion of results from operations is by segment. All segment results herein are before eliminating adjustments and results of the holding company. As a result, the sum of amounts applicable to each segment will not, in some cases, equal the Company total amount reflected in the condensed consolidated statement of operations. Company earnings by segment for comparative three-month and six-month periods are reflected in the following table:


                                                 Three months ended               Six months ended
                                                      June 30,                        June 30,
     Net income by segment (in millions)       2003             2002             2003              2002
                                            ------------    --------------   --------------    -------------

     Real estate segment                        $   8.8         $     8.3        $    14.5         $   14.0
     Specialty finance segment                      1.8               6.8              4.1              7.6
     Other holding company results
        and consolidating eliminations               --              (0.1 )             --             (0.1 )
                                            ------------    --------------   --------------    -------------
         Net income                            $   10.6         $    15.0        $    18.6         $   21.5
                                            ============    ==============   ==============    =============


         o The real estate business segment posted comparable earnings in three-month and six-month periods ended June 30, 2003 compared with the same periods in 2002. Decreases in interest expense are resulting from a lower interest rate environment in 2003 and decreased debt. However, impairment provisions, including amounts attributed to discontinued operations, have increased from $2.4 million to $3.9 million in the six months ended June 30, 2002 and 2003, respectively, erasing the impact of decreased interest expense. A significant tenant default led to increased property expenses in early 2002 that have not been repeated to date in 2003.

         o The specialty finance business segment posted $0.5 million less in earnings comparable to the first quarter 2003 earnings. The segment's earnings have fallen behind the earlier quarter and the comparable periods for 2002 as a result of larger loan related loss reserves in 2003 and a decrease in revenues associated with bank product referrals and advisory services.

Revenues

The total revenues by segment for comparative three-month and six-month periods are as follows:


                                              For the three months ended       For the six months ended
                                                       June 30,                        June 30,
Total revenues by segment (in millions)        2003             2002            2003             2002
                                           -------------    -------------   -------------    ------------

Real estate segment                            $   25.3         $   22.1        $   50.5         $    44.3
Specialty finance segment *                         7.8            115.8            14.6             164.8
Other holding company results
   and consolidating eliminations                  (0.3 )           (0.3 )          (0.8 )            (0.8 )
                                           -------------    -------------   -------------    --------------
    Total revenues                             $   32.8        $   137.6        $   64.3         $   208.3
                                           =============    =============   =============    ==============


* See discussion below for the accounting treatment of discontinued operations.

Revenues are discussed based on the individual segment results beginning first with the results of the core real estate segment:


                                                         For the three months ended   For the six months ended
                                                                 June 30,                  June 30,
Real estate segment revenues by line item (in millions)     2003         2002           2003         2002
                                                        ------------ ------------  ------------- ----------

Rental income from operating leases                      $   15.8      $  15.4       $   31.4     $   31.3
Earned income from direct financing                           2.6          2.9            5.3          5.9
Interest income from mortgage                                 1.1          1.1            2.2          2.1
  equipment and other notes receivable
Investment and interest income                                1.2          1.2            2.3          2.4
Food and beverage sales                                       3.5            -            6.9            -
Other income                                                  1.1          1.5            2.4          2.6
                                                      ------------ ------------  ------------- ------------
     Total segment revenues                              $   25.3      $  22.1       $   50.5     $   44.3
                                                      ============ ============  ============= ============


The rental revenue from vacant and other properties sold is classified as a component of discontinued operations for all periods presented and is not included in the segment revenues above. The change in rental income from operating leases between periods is not significant. The decrease in earned income from direct financing leases is the result of non-recurring additional revenues in 2002 relating to the resolution of several tenant bankruptcies. The most significant change in revenues relates to food and beverage sales. If management believes doing so will protect the Company's restaurant real estate values, the Company may purchase or assume the operations of a tenant for a period of time. Revenues to date from turnaround opportunities are offset by general operating and administrative expenses and food and beverage costs, and have not materially impacted earnings.

The revenues of the specialty finance segment are more variable than those of the real estate segment. The following table provides additional information relating to the revenues of this segment:


                                                                For the three months ended   For the six months ended
                                                                       June 30,                      June 30,
Specialty finance segment revenues by line item (in millions)       2003          2002         2003          2002
                                                                -------------  ------------ ------------  -----------

Sale of real estate                                                 $   --      $  103.6       $   --     $  140.8
Rental income from operating leases                                     --           2.5           --          6.1
Interest income from mortgage equipment and other notes
   receivable                                                          6.5           8.1         13.6         16.4
Investment and interest income                                         0.2          (0.4 )        0.4          0.4
Other income                                                           1.3           2.0          2.9          4.4
Net decrease in value of mortgage  loans held for sale,
   net of  related hedge                                              (0.2 )          --         (2.3 )       (3.3 )
                                                                -------------  ------------ ------------  -----------
       Total segment revenues                                     $    7.8      $  115.8     $   14.6     $  164.8
                                                                =============  ============ ============  ===========


The comparability of CNL-Capital Corp revenues is significantly impacted by the method of accounting for its sales of real estate that are recorded pursuant to new guidance described more fully below. The following information assembles select financial information, presented in accordance with generally accepted accounting principles, so as to improve comparability between periods of this segment's Investment Property Sales program sales, excluding sales conducted in a joint venture program:


Specialty finance segment Investment
   Property Sales program sales,
   excluding sales in joint venture             For the three months ended    For the six months ended
   program (in millions)                                 June 30,                     June 30,
                                                  2003            2002           2003          2002
                                               -------------   -------------  ------------- --------------

Sale of real estate, as reported                 $   --       $   103.6         $   --      $   140.8
Cost of real estate sold, as reported                --            96.1             --          130.4
Gain on disposal of discontinued
   operations, net as reported                      5.6             0.4           10.6            0.4
                                               -------------   -------------  ------------- --------------
Total gains from Investment Property
   Sales program sales, excluding sales
   in joint venture program                    $    5.6        $    7.9       $   10.6      $    10.8
                                              =============   =============  ============= ==============


Actual proceeds from Investment Property Sales program sales have decreased from 2002 to 2003 as a smaller number of properties have been sold. However gains from such sales in the six months ended June 30, 2003 are keeping pace with the same period in 2002 as a result of an increase in the realized gain percentage between years. Demand for these properties has been strong and the declining interest rate environment between years presented has resulted in an attractive market for buyers of restaurant real estate. Inventory of properties on hand is lower than expected at June 30, 2003 and it is not likely that gains for the remainder of the year will continue at the same pace.

Other matters impacting the comparability of the various components of the CNL-Capital Corp revenues between the comparative quarters presented include:

o Rental income from operating leases reflects a decrease because in 2002 rental revenues associated with properties acquired after December 31, 2001 were recorded as a component of income from discontinued operations while properties acquired prior to January 1, 2002 were recorded in rental income. However beginning January 1, 2003 all such revenues are recorded in discontinued operations regardless of the date of acquisition. All properties owned by this segment are held with the intent to be sold.

o Interest income from mortgage, equipment and other notes receivable has decreased between the comparative quarters presented as a result of normal principal repayments as well as foreclosure actions, the modification of terms and other impact of certain delinquent loans between years. The Company has not originated new mortgage loans since May of 2001, focusing instead on the opportunity to refer potential borrowers to Bank of America.

o Despite a hedging strategy designed to address market volatility in the value of loans held for sale, in both periods presented the loan valuation increases associated with decreases in interest rates were more than offset by estimated potential default losses and valuation decreases in hedge contracts.

o Investment and interest income reflects the yield on retained interests in securitization pools. While the six month periods are comparable between years, the three month periods reflect a non-recurring item. During the three months ended June 30, 2002 pool activity included principal repayments that impacted the carrying value of the remaining retained interest and a charge to earnings resulted.

o Other income reflects, among other items, a $0.6 million reduction associated with advisory services in the six months ended June 30, 2003 compared with the six months ended June 30, 2002 as fewer transactions closed in the current year. Other income also reflects a $0.2 million reduction during the comparative six month periods relating to fees from loans and other referrals to Bank of America as a result of a modification of certain terms of the alliance agreement. Other income for the three months ended June 30, 2003 has decreased $0.8 million compared to the same period in 2002 including $0.1 million in reduced advisory services revenues and $0.3 million in reduced referral fees.

Expenses

Cost of real estate sold is associated solely with the Investment Property Sales program of the specialty finance segment and relates to properties on hand at the beginning of 2002 that were sold by December 31, 2002. In 2002 costs associated with properties acquired after 2001 were required to be included as a component of the gain on disposal of discontinued operations, while in 2003 this treatment is required regardless of acquisition date. A table and related discussion of the comparative results from this program is reported above under the discussion of related revenues.

General   operating   and   administrative   expenses   consist   primarily   of
payroll-related and legal and other professional expenses. The following table illustrates the comparative period expenses by segment:

                                                   For the three months ended  For the six months ended
General operating and administrative expenses               June 30,                   June 30,
by segment (in millions)                              2003         2002           2003          2002
                                                   -----------  ------------   ------------  ------------

Real estate segment                                   $   2.2       $   2.7        $   5.4       $   5.3
Specialty finance segment                                 5.2           5.0           10.2          10.9
Other holding company results and
   consolidating eliminations                            (0.1 )        (0.2 )         (0.5 )        (0.4 )
                                                   -----------  ------------   ------------  ------------
   Total general operating and
      administrative expenses                         $   7.3       $   7.5       $   15.1      $   15.8
                                                   ===========  ============   ============  ============

o CNL-Investments general operating and administrative expenses include the costs associated with resolving delinquencies and pursuing turnaround opportunities presented by defaulted tenants. While these expenses have decreased in the three months ending June 30, 2003 compared to the prior year period, the six months comparative amounts remain very consistent. Fluctuations in the timing of professional, legal and other expenses can give rise to such quarterly variations.

o    CNL-Capital   has  maintained   fairly   constant  levels  of  general  and
     administrative expenses across the periods presented.

CNL-Investments has selectively leveraged assets and CNL-Capital has leveraged its real estate and loan assets and in addition has drawn on subordinated notes to finance operations. As a result, interest expense constitutes one of the most significant operating expenses, excluding cost of real estate sold by CFN-Capital, which is a component of the gain from the disposal of discontinued operations for properties acquired after 2001. Certain interest expense is included in operating results from discontinued operations.



                                              For the three months ended   For the six months ended
                                                       June 30,                    June 30,
Interest expenses by segment (in millions)      2003           2002           2003          2002
                                             -----------   -------------  ------------- --------------

Real estate segment                             $   6.9        $    7.8       $   13.8      $    15.7
Specialty finance segment                           6.4             8.0           12.1           15.4
Other holding company results and
   consolidating eliminations                      (0.2 )          (0.1 )         (0.3 )         (0.2 )
                                             -----------   -------------  ------------- --------------
      Total interest expense                    $  13.1        $   15.7       $   25.6      $    30.9
                                             ===========   =============  ============= ==============


o CNL-Investments decreased its level of debt throughout most of 2002 through sales of real estate. In addition the segment reflects a lower cost of debt as a result of the decline in interest rates.

o CNL-Capital has reduced its interest-bearing debt, in particular as a result of decreased real estate assets on hand as it entered 2003 compared with 2002. The decrease is due in part to a decrease in loan assets and the corresponding debt from 2002 as a result of principal amortization, payoffs and foreclosures without the origination of new loans to replace these assets. Interest expense associated with properties held for sale acquired after December 31, 2001 was recorded as a component of income from discontinued operations and in 2003 this same treatment is given all properties, regardless of acquisition date. This new treatment has served to decrease interest expense reported in this category from 2002 to 2003. While the weighted average effective interest charged by the mortgage warehouse facilities has decreased from 4.56 percent in the six months ended June 30, 2002 to 3.22 percent in the six months ended June 30, 2003, the weighted average rate charged by the five-year financing of over $225 million in loans entered into in June 2002 is 5.79 percent, so the cost to hold the loan portfolio has actually increased between years. By removing these assets from warehouse financing, the Company complied with the terms of the warehouse facility and was able to preserve net spread resulting from the excess of the interest income received over the interest expense paid, despite the increased interest expense on the five-year financing.

During the three and six months ended June 30, 2003, the Company incurred food and other restaurant costs associated with CNL-Investments' operation of restaurant units of $3.4 million and $6.8 million respectively. These amounts approximately equal the revenues attributed to food and beverage sales. No such operations existed prior to 2003. CNL-Investments employs a strategy of temporarily operating defaulted restaurants properties and potentially acquiring other restaurant operations to either recapture value in the underlying real estate or to take advantage of its access to turnaround specialists, and in so doing seeks to bring value to the Company. To date these operations have been insignificant to earnings.

The Company recognized $0.2 million and $0.4 million in property expenses during the three and six months ended June 30, 2003, respectively, compared with a credit of $0.4 million in the three months, and a charge of $1.6 million in the six months ended June 30, 2002. Property expenses typically occur when properties are defaulted in the real estate segment. A large number of defaulted properties led to significant estimated property expenses in the first quarter last year, some of which were reversed later in 2002 when actual expenses were paid. In 2003, however, fewer vacant properties are on hand. Some expenses previously presented in this category associated with properties treated as discontinued operations are incorporated in the income or loss from discontinued operations for all periods presented.

Depreciation and amortization expenses have reflected and will continue to reflect the level of assets invested in leased properties held by the real estate segment. Certain of these expenses have been reflected as a component of discontinued operations. The specialty finance segment does not depreciate its properties held for sale, but has recorded $0.2 million and $0.5 million in depreciation in the three and six months ended June 30, 2003, respectively, on office and computer equipment compared with $0.3 million and $0.6 million during the three and six months ended June 30, 2002, respectively.

The Company through the specialty finance segment recorded a provision for loan losses of $2.2 million in three months ended June 30, 2003, with no such charge in the same period in 2002. The provision for loan losses is $2.6 million and $0.1 million during the six months ended June 30, 2003 and 2002, respectively. Management maintains a watch on the potential for future losses against its loan portfolio and records a reserve as potential losses become evident.

The Company has recorded impairment provisions of $3.0 million in the six months ended June 30, 2003, excluding impairments on properties treated as discontinued operations as described below, compared with less than $0.1 million in such charges during the six months ended June 30, 2002. Impairment provisions are recorded when circumstances indicate that future expected cash flows do not recover the carrying cost of the individual properties. As previously discussed, in the current periods certain properties required impairment charges due to financial difficulties experienced by the tenants.

The Company's statement of operations reflects a charge for minority interest in income of consolidated joint ventures of $0.2 million and $0.7 million for the six months ended June 30, 2003 and 2002, respectively. Similarly, the three month periods ended June 30, 2003 and 2002 reflect a negligible charge and a charge of $0.5 million, respectively. The reduction between years resulted from the January 1, 2003, reduction in minority ownership of CNL-Capital.

The Company accounts for certain of its revenues and expenses as originating from discontinued operations pursuant to Statement of Financial Accounting
Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires that sales of real estate, or the designation of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with these real estate assets, are included in the income statement as discontinued operations. CNL-Capital's Investment Property Sales program, a vital piece of its ongoing operating strategy and a contributor of substantial gains is nonetheless deemed to fall under the new guidance. Therefore, gains from properties sold under the Investment Property Sales program are included as discontinued operations, unless the gain was realized in 2002 for properties acquired before January 1, 2002. Income and expenses associated with Investment Property Sales program assets are also included in discontinued operations, except for 2002 income and expenses associated with properties acquired before January 1, 2002 and sold by December 31, 2002. In addition, CNL-Investments has designated certain real estate assets since December 31, 2001 as held for sale and has included income and expenses associated with the assets as well as the gain or loss from any dispositions of these assets as discontinued operations for all periods presented. The table below illustrates the treatment of discontinued operations by segment:



                                                    For the three months ended  For the six months ended
Income (loss) from discontinued operations                   June 30,                   June 30,
by segment (in millions)                               2003          2002          2003          2002
                                                   -------------  ------------  -----------  -------------

Real estate segment discontinued operations:
Operating loss                                         $   (0.5 )     $  (1.9 )    $  (0.7 )    $    (2.3 )
Gains or (losses) on disposal of
   discontinued operations                                  0.6           1.6          0.9            1.5
Specialty finance segment discontinued operations:
Operating income                                            1.7           0.4          3.0             --
Gains on disposal of discontinued operations                5.6           0.4         10.6            0.4
                                                   -------------  ------------  -----------  -------------
        Total income (loss) from discontinued
                 operations                             $   7.4       $   0.5      $  13.8      $    (0.4 )
                                                   =============  ============  ===========  =============


In November 2002, the Financial Accounting Standard Board (" FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to January 1, 2003 are not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company has not issued or modified any guarantees since the adoption of FIN 45.

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity meeting the criteria of a variable interest entity in its financial statements. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes that adoption of this standard will not change the accounting for its bankruptcy remote securitization entities. Management believes adoption of this standard will result in consolidation with respect to two of the Company's unconsolidated subsidiaries, however, such consolidation is not expected to significantly impact the Company's financial position or results of operations.

In May, 2003, FASB issued FASB Statement No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Financial instruments covered by FAS 150 include shares that are mandatorily redeemable, and other financial instruments that embody an obligation to repurchase outstanding shares or a conditional obligation that requires settlement by issuing a variable number of the entity's shares. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities which are subject to its provisions for the first fiscal period beginning after December 15, 2003.

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


Item 4.  Controls and Procedures.

         The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the Company have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.   Inapplicable.

Item 2.           Changes in Securities.   Inapplicable.

Item 3.           Default upon Senior Securities.   Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The regular annual meeting of  stockholders of the Company was held in Orlando, Florida on June 26, 2003 for the purpose of electing the board of directors and voting on the proposals described below.

                  (b) Proxies for the meeting were solicited pursuant to Section
                      14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

                  (c) Four proposals were submitted to a vote of stockholders as follows:


                      (1)  The   stockholders   approved  the  election  of  the
                           following persons as directors of the Company:

                                    Name                                For              Withheld
                                    ----                                ---              --------

                              Robert A. Bourne                      25,547,359            330,074
                              G. Richard Hostetter, Esq.            25,551,800            325,633
                              Richard C. Huseman                    25,544,870            332,563
                              J. Joseph Kruse                       25,521,683            355,750
                              James M. Seneff, Jr.                  25,537,781            339,652


                      (2) The stockholders approved, with 24,837,654 affirmative votes, 471,307 negative votes, and 568,472 abstentions, the proposal to change the name of the Company to "CNL Restaurant Properties, Inc."

                      (3) The stockholders approved, with 23,250,565 affirmative votes, 1,631,694 negative votes, and 99,174 abstentions, the proposal to amend Article VII of the Company's Second Amended and Restated Articles of Incorporation to clarify the indemnification already provided to the Company's officers, directors employees and agents.

                      (4) The stockholders approved, with 22,658,651 affirmative votes, 2,151,621 negative votes, and 1,067,161 abstentions, the proposal to amend Article V of the Company's Second Amended and Restated Articles of Incorporation to allow the Company to waive common and preferred stockholder ownership limitations for individuals as such term is defined under federal tax law.

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

                         3.5 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL American Properties Fund, Inc. (filed herewith).

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

                         31.1 Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14 as Adopted Pursuant to
                                 Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                         31.2 Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14 as Adopted Pursuant to
                                 Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                         31.3 Certification of Chief Financial Officer Pursuant to Rule 13a-14 as Adopted Pursuant to
                                 Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                         32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                         32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                         32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                (b) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated this 8th day of August, 2003.


                                            CNL RESTAURANT PROPERTIES, INC.

                                             By:  /s/ James M. Seneff, Jr.
                                                  ------------------------------
                                                  JAMES M. SENEFF, JR.
                                                  co-Chief Executive Officer
                                                  (Principal Executive Officer)


                                             By:  /s/ Curtis B. McWilliams
                                                  ------------------------------
                                                  CURTIS B. MCWILLIAMS
                                                  co-Chief Executive Officer
                                                  (Principal Executive Officer)


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

                           3.5 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL American Properties Fund, Inc. (filed herewith).

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

                           31.1 Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                           31.2 Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                           31.3 Certification of Chief Financial Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                           32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                           32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                           32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   EXHIBIT 3.5
              ARTICLES OF AMENDMENT TO SECOND AMENDED AND RESTATED
         ARTICLES OF INCORPORATION OF CNL AMERICAN PROPERTIES FUND, INC.

                                  EXHIBIT 31.1
                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 31.2
                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 31.3
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                  EXHIBIT 32.1
                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 32.2
                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 32.3
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER