Form 10-Q
period 2003-09-30
CNL RESTAURANT PROPERTIES INC
filed 2003-11-12
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ____________

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

         45,248,670 shares of common stock, $0.01 par value, outstanding as of November 7, 2003.

                                    CONTENTS


Part I                                                                  Page
                                                                        ----
    Item 1.Financial Statements:

             Condensed Consolidated Balance Sheets                    1

             Condensed Consolidated Statements of  Operations         2-3

             Condensed Consolidated Statements of
                      Stockholders' Equity and Comprehensive
                      Income/(Loss)                                   4

             Condensed Consolidated Statements of Cash Flows          5-6

             Notes to Condensed Consolidated Financial
                      Statements                                      7-16

    Item 2.Management's Discussion and Analysis of Financial
                      Condition and Results of Operations             17-33

    Item 3.Quantitative and Qualitative Disclosures About
                      Market Risk                                     34

    Item 4.Controls and Procedures                                    34

Part II

  Other Information                                                   35-38

Item 1.       Financial Statements

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except for share data)


                                                                                September 30,          December 31,
                                                                                   2003                  2002
                                                                             ------------------     -----------------

                                    ASSETS

    Real estate investment properties                                             $    556,496          $    568,102
    Net investment in direct financing leases                                          105,750               110,926
    Real estate held for sale                                                           76,756               169,679
    Mortgage loans held for sale                                                        26,594                37,847
    Mortgage, equipment and other notes receivable, net of allowance of
       $11,318 and $12,062, respectively                                               313,125               334,149
    Other investments                                                                   31,621                32,163
    Cash and cash equivalents                                                           28,940                16,584
    Restricted cash                                                                      6,092                 4,574
    Receivables, less allowance for doubtful accounts
       of $2,970 and $1,182, respectively                                               4,928                 3,289
    Accrued rental income                                                               26,988                22,191
    Goodwill                                                                            56,260                56,260
    Other assets                                                                        32,769                30,500
                                                                             ------------------     -----------------
                                                                                 $   1,266,319          $  1,386,264
                                                                             ==================     =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

    Revolver                                                                      $     7,000            $    14,000
    Note payable                                                                      192,413                203,207
    Mortgage warehouse facilities                                                      63,159                145,758
    Subordinated note payable                                                          43,750                 43,750
    Bonds payable                                                                     409,937                424,508
    Due to related parties                                                             18,937                  5,702
    Other payables                                                                     38,698                 36,326
                                                                             ------------------     -----------------
        Total liabilities                                                             773,894                873,251
                                                                             ------------------     -----------------

    Minority interests, including redeemable partnership interest                       6,804                 18,862

    Stockholders' equity:
        Preferred stock, without par value. Authorized and unissued
           3,000,000 shares                                                                --                     --
        Excess shares, $0.01 par value per share. Authorized and
           unissued 78,000,000 shares                                                      --                     --
        Common stock, $0.01 par value per share. Authorized
           62,500,000 shares, issued 45,286,297 shares, outstanding
           45,248,670 shares                                                              452                    452
        Capital in excess of par value                                                828,120                816,745
        Accumulated other comprehensive loss                                          (16,672  )             (16,862 )
        Accumulated distributions in excess of net earnings                          (326,279  )            (306,184 )
                                                                             ------------------     -----------------
              Total stockholders' equity                                              485,621                494,151
                                                                             ------------------     -----------------
                                                                                 $  1,266,319           $  1,386,264
                                                                             ==================     =================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except for share data)


                                                                      Quarter ended                    Nine months ended
                                                                      September 30,                      September 30,
                                                                 2003               2002             2003             2002
                                                            ---------------    ----------------  --------------  ---------------

Revenues:

    Sale of real estate                                           $     --         $    39,467         $    --       $  192,360
    Rental income from operating leases                             16,301              15,891          47,530           53,287
    Earned income from direct financing leases                       2,695               3,461           7,924            9,274
    Interest income from mortgage, equipment and
       other notes receivable                                        7,361               8,302          22,882           26,246
    Investment and interest income                                   1,199               1,395           3,533            3,801
    Food and beverage sales                                          3,391                  --          10,324               --
    Other income                                                     3,049               3,221           7,284            9,062
    Net decrease in value of mortgage loans
       held for sale, net of related hedge                            (483 )            (2,071 )        (2,734 )         (5,318 )
                                                            ---------------    ----------------  --------------  ---------------
                                                                    33,513              69,666          96,743          288,712
                                                            ---------------    ----------------  --------------  ---------------
Expenses:
    Cost of real estate sold                                            --              36,029              --          177,483
    General operating and administrative                             6,136               7,133          21,145           22,520
    Interest expense                                                12,662              13,989          38,233           44,730
    Food and other restaurant costs                                  3,440                  --          10,077               --
    Property expenses                                                  530                 476             948            2,113
    State and other taxes                                               94                 244             266              485
    Depreciation and amortization                                    3,290               3,329           9,839           10,012
    Provision for loss on loans                                        750                 339           3,352              399
    Impairment provisions                                            1,978                 104           5,054              154
                                                            ---------------    ----------------  --------------  ---------------
                                                                    28,880              61,643          88,914          257,896
                                                            ---------------    ----------------  --------------  ---------------

Earnings from continuing operations before minority
    interest in income of consolidated joint ventures,
    equity in earnings of unconsolidated joint
    ventures and gain/(loss) on sale of assets                       4,633               8,023           7,829           30,816

Minority interest in income of consolidated joint ventures            (78 )              (469 )        (1,491 )         (1,564 )

Equity in earnings of unconsolidated joint ventures                     30                  28              89               76

Gain/(loss) on sale of assets                                           (2 )                22              (8 )           (352 )
                                                            ---------------    ----------------  --------------  ---------------
Earnings from continuing operations                                  4,583               7,604           6,419           28,976
                                                            ---------------    ----------------  --------------  ---------------
Discontinued operations
    Earnings/(loss) from discontinued operations, net                1,045                 (74 )         3,737           (1,888 )
    Gain on disposal of discontinued operations, net                 7,420               3,713          21,501            5,629
                                                            ---------------    ----------------  --------------  ---------------
                                                                     8,465               3,639          25,238            3,741
                                                            ---------------    ----------------  --------------  ---------------
Net Income                                                     $    13,048         $    11,243      $   31,657       $   32,717
                                                            ===============    ================  ==============  ===============

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS- CONTINUED
                      (In thousands except for share data)


                                                                      Quarter ended                    Nine months ended
                                                                      September 30,                      September 30,
                                                                 2003               2002             2003             2002
                                                            ---------------    ----------------  --------------  ---------------
Earnings per share of common stock (basic and diluted):
     From continuing operations                                 $     0.10          $     0.17       $    0.14        $    0.65
     From discontinued operations                                     0.19                0.08            0.56             0.09
                                                            ---------------    ----------------  --------------  ---------------
Net income                                                      $     0.29          $     0.25       $    0.70        $    0.74
                                                            ===============    ================  ==============  ===============

Weighted average number of shares of common stock
    outstanding                                                 45,248,670          44,969,003      45,248,670       44,408,454
                                                            ===============    ================  ==============  ===============

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                 INCOME/(LOSS)
               Nine Months Ended September 30, 2003 and Year Ended
                                December 31, 2002
             (In thousands except for share data and per share data)



                                                                         Accumulated
                                                                        distributions      Accumulated
                                   Common stock         Capital in        in excess           other
                                 Number       Par       excess of          of net         comprehensive               Comprehensive
                                of shares    value      par value         earnings        Income/(loss)      Total    Income/(loss)
                               ------------ ---------  -------------    --------------   --------------   ----------  --------------

Balance at December 31, 2001    44,075,641    $  441     $  798,154      $  (273,783 )      $  1,370      $ 526,182

Shares issued                    1,173,354        11         20,088               --              --         20,099

Retirement of common stock            (325 )      --             (4 )             --              --             (4 )

Stock issuance costs                    --        --         (1,493 )             --              --         (1,493 )

Net income                              --        --             --           35,590              --         35,590      $  35,590

Other comprehensive loss,
    market revaluation on
    available for sale                  --        --             --               --            (775 )         (775 )        (775 )
    securities

Current period adjustment to
    recognize change in fair
    value of cash flow hedges,
    net of tax                          --        --             --               --         (17,457 )      (17,457 )      (17,457 )
                                                                                                                          ----------
Total comprehensive income              --        --             --               --              --             --      $  17,358
                                                                                                                          ==========
Distributions declared and
    paid ($1.52 per share)              --        --             --          (67,991 )            --        (67,991 )
                               ------------ ---------  -------------    --------------   -------------   ------------

Balance at December 31, 2002    45,248,670    $  452     $  816,745      $  (306,184 )     $ (16,862 )    $ 494,151

Acquisition of minority
    interest                            --        --         11,375               --              --         11,375

Net income                              --        --             --           31,657              --         31,657       $ 31,657

Current period adjustment to
   recognize change in fair
   value of cash flow hedges,
   net of tax                           --        --             --               --             190            190            190
                                                                                                                          ----------
Total comprehensive income              --        --             --               --              --             --       $ 31,847
                                                                                                                          ==========
Distributions declared and
   paid  ($1.14 per share)              --        --             --          (51,752 )            --        (51,752 )
                               ------------ ---------  -------------    --------------   -------------   ------------

Balance at September 30, 2003   45,248,670    $  452     $  828,120      $  (326,279 )     $ (16,672 )    $ 485,621
                               ============ =========  =============    ==============   =============   ============

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       Nine months ended
                                                                                         September 30,
                                                                                  2003                   2002
                                                                            ------------------     -----------------

Cash flow from operating activities:
    Net income                                                                    $    31,657           $    32,717
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                    9,995                11,181
       Impairment provisions                                                            7,933                 4,823
       Provision for loss on loans                                                      3,352                   399
       Gain on sale of assets                                                          (1,282 )              (2,962 )
       Investments in mortgage loans held for sale                                       (112 )                (215 )
       Collection on mortgage loans held for sale                                       6,166                14,805
       Change in inventories of real estate held for sale                              82,053                30,975
       Changes in other operating assets and liabilities                                 (553 )             (14,552 )
                                                                            ------------------     -----------------
              Net cash provided by operating activities                               139,209                77,171
                                                                            ------------------     -----------------
Cash flows from investing activities:
       Additions to real estate investment properties                                      --                (6,232 )
       Proceeds from sale of assets                                                    15,445                46,686
       Decrease (increase) in restricted cash                                          (1,518 )               8,528
       Investment in joint ventures                                                        --                  (150 )
       Investment in mortgage, equipment and other notes
          receivable                                                                       --                (6,607 )
       Collections on mortgage, equipment and other notes
          receivable                                                                   14,484                11,994
                                                                            ------------------     -----------------
              Net cash provided by investing activities                                28,411                54,219
                                                                            ------------------     -----------------

Cash flows from financing activities:
        Payment of stock issuance costs                                                (1,493 )              (1,493 )
        Proceeds from borrowing on revolver and note payable                           29,892               235,333
        Payment on revolver and note payable                                          (47,686 )             (60,833 )
        Proceeds from borrowing on mortgage warehouse facilities                       56,040               154,235
        Payments on mortgage warehouse facilities                                    (138,639 )            (412,992 )
        Retirement of bonds payable                                                   (14,571 )             (11,896 )
        Payment of loan costs                                                            (150 )                  --
        Proceeds from sale of shares                                                       --                 9,750
        Loan from stockholder                                                          14,960                 7,500
        Distributions to minority interests                                            (1,865 )              (1,075 )
        Distributions to stockholders                                                 (51,752 )             (50,741 )
                                                                            ------------------     -----------------
              Net cash used in financing activities                              $   (155,264 )        $   (132,212 )
                                                                            --------------------   -----------------


     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)


                                                                                       Nine months ended
                                                                                         September 30,
                                                                                  2003                  2002
                                                                            ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                              $    12,356           $      (822 )

Cash and cash equivalents at beginning of period, as restated                          16,584                20,399
                                                                            ------------------    ------------------

Cash and cash equivalents at end of period                                        $    28,940          $     19,577
                                                                            ==================    ==================
Supplemental disclosures of cash flow information:

    Interest paid                                                                 $    36,926           $     44,131
                                                                            ==================    ===================

Supplemental disclosures of non-cash investing and financing activities:

    Mortgage notes accepted in exchange for sale of properties                   $    400,000              $      --
                                                                            ==================    ===================

   Conversion of related party advances into shares of common
       stock                                                                        $      --            $     10,350
                                                                            ==================    ===================

    Redemption of minority interest in lieu of payment on accounts
receivable                                                                         $      317              $      --
                                                                            ==================    ===================

    Acquisition of minority interest                                              $    11,375              $      --
                                                                            ==================    ===================


Non-Cash Transaction:

During the nine months ended September 30, 2003, the Company foreclosed on seven loans held for sale from three borrowers and accepted the underlying collateral as settlement for the mortgage loans. The collateral received had a net realizable value of $6.4 million and consisted of real estate.


    See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.   Organization and Nature of Business:

     CNL Restaurant Properties, Inc. ("CNL Properties") formerly CNL American Properties Fund, Inc. was organized in Maryland in May of 1994, and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL Properties and its majority owned and controlled subsidiaries. These subsidiaries include CNL Restaurant Investments, Inc. ("CNL-Investments") formerly CNL Restaurant Properties, Inc. and CNL Restaurant Capital Corp. ("CNL-Capital Corp.") formerly CNL Franchise Network Corp. The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment, operated principally through the Company's wholly owned subsidiary CNL-Investments and its subsidiaries, owns and manages a portfolio of primarily long-term triple-net lease properties. Its activities include portfolio management, property management and dispositions. In addition, it services approximately $550 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL-Capital Corp. and a partnership with Bank of America, CNL Restaurant Capital, LP ("CNL-Capital"), formerly known as CNL Franchise Network, LP and its subsidiaries, delivers financial solutions in the form of financing, servicing, development and advisory services to national and regional restaurant operators.

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

2.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. Certain items in the prior year's financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on stockholders' equity or net income.

3.   Adoption of New Accounting Standards:

     In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


3.   Adoption of New Accounting Standards - Continued:

     assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to January 1, 2003 is not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company has not issued or modified any guarantees since the adoption of FIN 45.

     In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities no later than the first fiscal year or interim period ending after December 15, 2003. Management adopted this standard in 2003 which resulted in the consolidation of two of the Company's previously unconsolidated subsidiaries. Adoption of this standard did not change the Company's accounting for the Company's bankruptcy remote securitization entities. The Company restated all prior periods presented to conform with the 2003 presentation. The consolidation did not significantly impact the Company's financial position or results of operations.

     In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FASB 150"). FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Some of the examples of financial instruments covered by FASB 150 include shares that are mandatorily redeemable, and other financial instruments that embody an obligation to repurchase outstanding shares or a conditional obligation that requires settlement by issuing a variable number of the entity's shares. FASB 150 also requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FASB 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FASB 150, as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations Project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FASB 150 did not have a material impact on the Company's results of operations.

4.   Real estate investment properties:

     During the nine months ended September 30, 2003 and 2002, the Company recorded provisions for impairment of $5.0 million and $154,000, respectively. The tenants of these properties experienced financial difficulties and/or ceased payments of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying value to net realizable value of the properties at September 30, 2003 and 2002.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


5.   Real estate held for sale:

     Real estate held for sale consists of the following:



                                                                          (In thousands)
                                                              September 30,           December 31,
                                                                   2003                   2002
                                                             -----------------     -------------------

                     Land and buildings                           $    76,756           $     169,679
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

     The Company's real estate investment subsidiary, CNL-Investments, will divest properties from time to time when strategic to its longer-term goals. When CNL-Investments establishes its intent to sell a property, all operating results relating to the properties and the ultimate gain or loss on disposition of the assets are treated as discontinued operations for all periods presented. These financial statements reflect certain reclassifications of rental related income, interest expense and other categories so as to conform with the requirements of FAS 144.

     The operating results of the discontinued operations are as follows:

                                                        Quarters ended              Nine months ended
                                                         September 30,                September 30,
         (In thousands)                               2003           2002            2003            2002
         --------------
                                                   -----------    -----------     -----------     ------------

         Rental income                               $  2,280        $ 1,862        $  8,903         $  6,322
         Interest expense                                (502 )         (145 )        (1,721 )         (1,254 )
         Depreciation expense                             (36 )         (306 )          (156 )         (1,169 )
         Impairment provisions                         (1,022 )       (1,523 )        (2,879 )         (4,669 )
         Other income (expenses)                          325             38            (410 )         (1,118 )
                                                   -----------    -----------     -----------     ------------
         Earnings/(loss) from discontinued
         operations, net                                1,045            (74 )         3,737           (1,888 )
                                                   -----------    -----------     -----------     ------------

         Sales of real estate                          59,260         54,718         179,758           84,651
         Cost of real estate sold                     (51,840 )      (51,005 )      (158,257 )         (79,022)
                                                   -----------    -----------     -----------     ------------
         Gain on disposal of discontinued
         operations, net                                7,420          3,713          21,501            5,629
                                                   -----------    -----------     -----------     ------------
         Earnings from discontinued
         operations, net                             $  8,465        $ 3,639        $ 25,238         $  3,741
                                                   ===========    ===========     ===========     ============

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


6.   Borrowing:

     As of December 31, 2002, the Company, through CNL-Capital, maintained a $125 million and a $260 million mortgage warehouse facility. In June 2003, the $125 million facility was renewed until June 2004, and the amended agreement reduced the advances available under the mortgage warehouse facility to $100 million. Advances under the mortgage warehouse facility bear interest at the rate of LIBOR plus a price differential (0.90 percent and 0.70 percent as of September 30, 2003 and December 2002, respectively). In October 2003, the Company's $260 million mortgage warehouse facility was extended to December 15, 2003. Management expects to renew this facility to December 2004 with generally similar terms.

     CNL-Investment's $30 million revolving line of credit (the "Revolver") matured in October 2003 and at that time the Company exercised its one-year renewal option.

7.   Related Party Transactions:

     During the nine months ended September 30, 2003, CNL Financial Group, Inc., an affiliate, advanced approximately $15.0 million to the Company in the form of a demand balloon promissory note. The note is uncollateralized, bears interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand. At September 30, 2003, $19.5 million in total demand loans, including accrued interest, were outstanding and are included in the due to related parties caption on the balance sheet.

     In February 2003, Maple & Main Orlando, LLC, a subsidiary of CNL-Investments, entered into a note payable with CNL Bank, an affiliate, with an original maturity date of September 2003. The note is collateralized by a mortgage on certain real property. In August 2003, Maple & Main Orlando, LLC modified the note and extended the maturity date to August 2005. The note bears interest at the rate of LIBOR plus 325 basis points per annum and requires monthly interest only payments. The balance at September 30, 2003 of $392,000 is included in notes payable.

8.   Segment Information:

     The Company has established CNL-Investments and CNL-Capital Corp. as separate legal entities to operate and measure the real estate and specialty finance segments, respectively.

     CNL-Investments is the parent company of CNL APF Partners LP, a real estate company that acquires and holds real estate, mortgage and equipment loans generally until maturity. CNL-Capital Corp. is the parent of CNL-Capital, a specialty finance company that offers financing, servicing, advisory and other services to restaurant operators. CNL-Capital acquires restaurant real estate properties subject to triple-net leases, utilizing short-term debt, and then sells them generally within one year.

     The following table summarizes the operating results for the quarters and nine months ended September 30, 2003 and 2002 with segment information for the two lines of business. Consolidating eliminations and other results of the parent of CNL-Investments and CNL-Capital Corp. are reflected in the "other" column.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


8.   Segment Information - Continued:


                                                                     Quarter ended September 30, 2003
                                                                              (In thousands)

                                                     CNL-Investments   CNL-Capital                       Consolidated
                                                                          Corp.            Other            Totals
                                                     -------------    ---------------   -------------    --------------

         Revenues                                       $  25,466          $   8,935        $   (888 )      $   33,513
                                                     -------------    ---------------   -------------    --------------

         General operating and administrative               1,455              5,374            (693 )           6,136
         Interest expense                                   6,857              5,932            (127 )          12,662
         Food and other restaurant costs                    3,440                 --              --             3,440
         Property expenses, state and other taxes             612                 12              --               624
         Depreciation and amortization                      2,987                303              --             3,290
         Provision for loss on loans                           --                750              --               750
         Impairment provisions                              1,978                 --              --             1,978
         Minority interest net of equity in earnings           20                 28              --                48
         (Gain)/loss on sale of assets                         (2 )                4              --                 2
                                                     -------------    ---------------   -------------    --------------
                                                           17,347             12,403            (820 )          28,930
                                                     -------------    ---------------   -------------    --------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations, net                              (900 )            1,945              --             1,045
            Gain on disposal of discontinued
                operations, net                               825              6,595              --             7,420
                                                     -------------    ---------------   -------------    --------------
                                                              (75 )            8,540              --             8,465
                                                     -------------    ---------------   -------------    --------------

         Net income                                     $   8,044          $   5,072        $    (68 )      $   13,048
                                                     =============    ===============   =============    ==============

         Assets at September 30, 2003                   $ 803,018         $  468,060       $  (4,759 )     $ 1,266,319
                                                     =============    ===============   =============    ==============
         Investments accounted for under the
                equity method at September 30, 2003     $   1,079            $    --          $   --         $   1,079
                                                     =============    ===============   =============    ==============

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


8.   Segment Information - Continued:


                                                                      Quarter ended September 30, 2002
                                                                               (In thousands)

                                                     CNL-Investments   CNL-Capital                       Consolidated
                                                                          Corp.            Other            Totals
                                                     -------------    ---------------   ------------    ----------------


         Revenues                                       $  22,932         $   47,625       $   (891 )        $   69,666
                                                     -------------    ---------------   ------------    ----------------

         Cost of real estate sold                              --             36,029             --              36,029
         General operating and administrative               3,009              4,808           (684 )             7,133
         Interest expense                                   7,733              6,463           (207 )            13,989
         Property expenses, state and other taxes             672                 48             --                 720
         Depreciation and amortization                      3,020                309             --               3,329
         Provision for loss on loans                           --                339             --                 339
         Impairment provisions                                127                (23 )           --                 104
         Minority interest net of equity in earnings          (18 )              459             --                 441
         Gain on sale of assets                               (22 )               --             --                 (22 )
                                                     -------------    ---------------   ------------    ----------------
                                                           14,521             48,432           (891 )            62,062
                                                     -------------    ---------------   ------------    ----------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations, net                              (701 )              627             --                 (74 )
            Gain on disposal of discontinued
                operations, net                             1,837              1,876             --               3,713
                                                     -------------    ---------------   ------------    ----------------
                                                            1,136              2,503             --               3,639
                                                     -------------    ---------------   ------------    ----------------

         Net income                                     $   9,547         $    1,696         $   --          $   11,243
                                                     =============    ===============   ============    ================

         Assets at September 30, 2002                   $ 866,838        $   583,639      $  (4,168 )      $  1,446,309
                                                     =============    ===============   ============    ================

         Investments accounted for under the
               equity method at September 30, 2002      $   1,181           $     --         $   --          $    1,181
                                                     =============    ===============   ============    ================

                         CNL RESTAURANT PROPERTIES, INC.

                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002



8.   Segment Information - Continued:

                                                                     Nine months ended September 30, 2003
                                                                                (In thousands)

                                                        CNL-Investments    CNL-Capital                   Consolidated
                                                                              Corp.          Other          Totals
                                                        ---------------   --------------   ----------    --------------

         Revenues                                           $   75,780       $   23,361      $(2,398 )      $   96,743
                                                        ---------------   --------------   ----------    --------------

         General operating and administrative                    7,368           15,591       (1,814 )          21,145
         Interest expense                                       20,712           18,018         (497 )          38,233
         Food and other restaurant costs                        10,077               --           --            10,077
         Property expenses, state and other taxes                1,214               --           --             1,214
         Depreciation and amortization                           9,051              788           --             9,839
         Provision for loss on loans                                --            3,352           --             3,352
         Impairment provisions                                   5,054               --           --             5,054
         Minority interest net of equity in earnings                74            1,328           --             1,402
         Loss on sale of assets                                     --                8           --                 8
                                                        ---------------   --------------   ----------    --------------
                                                                53,550           39,085       (2,311 )          90,324
                                                        ---------------   --------------   ----------    --------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations, net                                 (1,419 )          5,156           --             3,737
            Gain on disposal of discontinued
                operations, net                                  1,738           19,763           --            21,501
                                                        ---------------   --------------   ----------    --------------
                                                                   319           24,919           --            25,238
                                                        ---------------   --------------   ----------    --------------

         Net income                                         $   22,549        $   9,195       $  (87 )      $   31,657
                                                        ===============   ==============   ==========    ==============

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


8.   Segment Information - Continued:

                                                                    Nine months ended September 30, 2002
                                                                               (In thousands)

                                                      CNL-Investments     CNL-Capital                    Consolidated
                                                                             Corp.          Other           Totals
                                                      ----------------   --------------   -----------    --------------

         Revenues                                          $   66,722       $  224,363      $ (2,373 )      $  288,712
                                                      ----------------   --------------   -----------    --------------

         Cost of real estate sold                                  --          177,483            --           177,483
         General operating and administrative                   8,589           15,684        (1,753 )          22,520
         Interest expense                                      23,425           21,783          (478 )          44,730
         Property expenses, state and other taxes               2,355              243            --             2,598
         Depreciation and amortization                          9,086              926            --            10,012
         Provision for loss on loans                               --              399            --               399
         Impairment provisions                                    154               --            --               154
         Minority interest net of equity in earnings              (38 )          1,526            --             1,488
         Loss on sale of assets                                   335               17            --               352
                                                      ----------------   --------------   -----------    --------------
                                                               43,906          218,061        (2,231 )         259,736
                                                      ----------------   --------------   -----------    --------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations, net                                (2,541 )            653            --            (1,888 )
            Gain on disposal of discontinued
                operations, net                                 3,314            2,315            --             5,629
                                                      ----------------   --------------   -----------    --------------
                                                                  773            2,968            --             3,741
                                                      ----------------   --------------   -----------    --------------

         Net income                                        $   23,589        $   9,270       $  (142 )       $  32,717
                                                      ================   ==============   ===========    ==============

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

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


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

     The consolidated provision for federal income taxes differs from the amount computed by applying the statutory federal income tax rate to the earnings of the CNL-Capital Corp segment and the earnings of the real estate segment TRS as follows:


                                                               Nine months ended September 30:
                                               ----------------------------------------------------------------
                                                          2003                                2002
                                               ----------------------------        ----------------------------

                                                    Amount                             Amount
                                                (In thousands)       Rate          (In thousands)        Rate
                                               -----------------    ------         ----------------     ------

         Expected tax at US statutory rate           $ 2,911          34%             $    3,152           34%
         Adjustments:
              Other                                     (314)         (4)                    195            2
         Change in valuation allowances               (2,597 )       (30)                 (3,347 )        (36 )
                                               -----------------    -------        ----------------      ------
         Provision for income taxes                  $    --          --%              $      --           --%
                                               =================    =======        ================      ======

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


9.   Income Tax - Continued:

     Components of the net deferred tax asset are as follows:

                                                                              (In thousands)
                                                                   September 30,          December 31,
                                                                        2003                  2002
                                                                  -----------------      ----------------
         Deferred tax asset:
             Cash flow hedge related difference                         $     5,477           $     5,789
             Loan valuation and related hedge differences                       241                 1,899
             Loan origination fees                                              559                   619
             Real estate loss reserves                                        1,175                   300
             Reserve for investment losses                                      839                   736
             Unconsolidated affiliates difference                             (665)                    --
             Net operating losses                                               292                   250
             Book vs Tax Allocation of Earnings                                 239                    --
             Other                                                              548                   (19 )
                                                                  -----------------      ----------------
                  Total                                                       8,705                 9,574
         Valuation allowance                                                 (5,447 )              (7,846)
                                                                  -----------------      ----------------
                  Net recorded deferred tax asset                       $     3,258           $     1,728
                                                                  =================      ================


         The income tax provision consists of the following:

                                  Nine months ending
                                     September 30
                                    (In thousands)
                               2003                 2002*
                            ------------        ------------
Current:
    Federal                    $   2,804             $   --

    State                            454                 --
                            ------------        ------------
                                   3,258                 --
                            ------------        ------------
Deferred:
    Federal                       (2,804 )               --
    State                           (454 )               --
                            ------------        ------------
                                  (3,258 )               --
                            ------------        ------------
Total Provision                  $    --   )        $    --
                            ============        ============

         * The TRS returns filed for the year ended December 31, 2001 reflected a net operating loss and through September 30, 2002 no current taxes were payable. For reasons stated above, there was no tax benefit recorded for the loss or other future deductible items.

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

Organization and Business

CNL Restaurant Properties, Inc. ("CNL-Properties" or the "Company"), formerly CNL American Properties Fund, Inc., is the nation's largest self-advised real estate investment trust ("REIT") focused on the restaurant industry. The Company has two primary subsidiary operating companies, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. The Company was founded in 1994 and at September 30, 2003, has financial interests in approximately 1,000 properties diversified among more than 127 restaurant concepts in 47 states. The Company's total real estate holdings subject to lease include over 600 properties, of which approximately 60 properties are classified as held for sale. At September 30, 2003, the servicing portfolio of net lease properties and mortgages consists of approximately 2,200 units, of which approximately 1,200 are serviced on behalf of third parties.

The Company operates two business segments - real estate and specialty finance.

       o The real estate segment, operated principally through the Company's wholly owned subsidiary CNL Restaurant Investments, Inc. ("CNL-Investments"), formerly known as CNL Restaurant Properties, Inc. (a name used by the Company effective June 27, 2003), and its subsidiaries, manage a portfolio of primarily long-term triple-net lease properties. Those responsibilities include portfolio management, property management and dispositions. In addition, CNL-Investments services approximately $550 million in affiliate real estate portfolios and earns management fees related thereto.

       o The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Restaurant Capital Corp. ("CNL-Capital Corp"), formerly known as CNL Franchise Network Corp., is partnered with a financial institution, Bank of America, in owning CNL Restaurant Capital, LP ("CNL-Capital"). With its subsidiaries, CNL-Capital delivers financial solutions principally in the forms of financing, advisory and other services to national and larger regional restaurant operators primarily by acquiring restaurant real estate properties, which are subject to a triple-net lease, utilizing short-term debt and selling such properties at a profit. Effective January 1, 2003 CNL-Capital modified certain terms relating to the alliance with the financial institution allowing the bank to assume certain costs of its portfolio operations and decreasing the referral fees paid by the bank, and decreasing the bank's ownership interest in CNL-Capital. In addition, an affiliate of the Company's chairman agreed to reduce its interest in CNL-Capital. As a result, the Company's effective interest in the specialty finance operations increased from 84.39 percent to 96.26 percent.

CNL-Capital Corp is treated as a taxable REIT subsidiary ("TRS"). As a TRS, CNL-Capital Corp engages in activities that would previously have caused income to the Company from CNL-Capital to be disqualified from being eligible REIT income under the federal income tax rules. Now CNL-Capital earnings are subject to tax, but management can control the timing of distributions to the Company. CNL-Capital Corp originates triple-net lease properties for sale to third parties and, when market conditions may allow, securitization. CNL-Capital Corp also performs net lease and loan servicing on behalf of non-Company owners. Also, certain activities of CNL-Investments are conducted in a subsidiary that has made a similar TRS election.

When the Company was created in 1994, the intent was to provide stockholders liquidity by December 31, 2005 through either listing on a national exchange, merging with another public company or liquidating its assets. The Company's officers and directors continue to monitor the public markets for opportunities. The Company's board presently has no intention to liquidate the Company. To comply with certain tax guidelines governing the significance of taxable REIT subsidiaries, the Company may pursue other alternatives relative to CNL-Capital Corp that would provide stockholder liquidity for all or a portion of the Company's investment.

Liquidity  and  Capital  Resources

The Company is a self-advised real estate investment trust that reflects the earnings of its two primary segment subsidiaries, CNL-Investments and CNL-Capital Corp. The Company elected to reinvest the earnings of the specialty finance business to date, as contemplated by the agreement with its financial institution partner. The Company will continue to reinvest earnings into this subsidiary if the subsidiary is able to generate acceptable returns. CNL-Properties has continued to declare and pay distributions to its stockholders that are primarily funded by CNL-Investments activities. The remainder of the distributions to date have been funded by sales of its common stock to the Company's Chairman through a private company affiliate, CNL Financial Group, Inc. ("CNL Financial Group"), and loans from CNL Financial Group.

The Company's ability to internally fund capital needs is limited since it must distribute at least 90 percent of its net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. The Company has elected to distribute amounts in excess of that required. In the nine months ended September 30, 2003 and 2002 the Company distributed $51.8 million and $50.7 million, respectively, or $0.38125 per share each quarter, to its stockholders. For 2002, these distributions constituted a return of capital for tax purposes and were generally not taxable to the shareholders, but did reflect tax deductions associated with impairments and loan loss reserves recorded in 2001 and differences in non-cash charges including depreciation and amortization. The REIT's taxable income in 2002 did not include any of CNL-Capital Corp's $12.6 million in earnings. Through December 31, 2002 the Company has distributed approximately $4.17 per share of an investor's original purchase price since December 31, 1995 as a non-taxable return of capital for tax purposes. The characterization for income tax purposes of the distribution made in 2003 will not be determined until January 2004, but is likely that a portion will be considered a return of capital.

In order to ensure that the Company maintained its historical level of distributions to its stockholders, the Company's Chairman, through CNL Financial Group, advanced to the Company $15.0 million during the nine months ended September 30, 2003. Throughout 2002, the Chairman received 1,173,354 shares of the Company's stock in exchange for $20.1 million in cash, including the conversion of amounts previously treated as advances. Similar stock purchases occurred in 2001. This provided capital that allowed the Company to reinvest the earnings generated by the specialty finance business. The number of shares were determined using an estimated fair value per share of $17.13 as concluded in an early 2002 valuation from a third party firm, which based its valuation on an analysis of comparable publicly traded real estate investment trusts and a discounted cash flow analysis. Also, the Chairman advanced $4.2 million to the Company in December 2002. The Company's Chairman was under no obligation to do so. Should the Company's Chairman determine not to purchase additional shares or loan additional funds to the Company, and the Company does not generate adequate cash flow from other sources, the Company may have to reduce its distribution rate.

As described above, during the nine months ended September 30, 2003, CNL Financial Group, an affiliate, advanced approximately $15.0 million to the Company in the form of a demand balloon promissory note. The note is non-collateralized, bears interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand. At September 30, 2003, the principal amount of such loans outstanding was $19.2 million.

The Company's management expects to continue meeting short-term and long-term liquidity requirements through distributions from CNL-Investments, issuance of debt and sales of common or preferred stock. To date CNL-Capital Corp has reinvested its earnings in ongoing operations. Management expects distributions from CNL-Capital Corp to begin within the next two years.

The Company is currently exploring interest in an offering of the Company's preferred stock. The proceeds of any sale of preferred stock would be used for general corporate purposes and potentially to retire existing debt.

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

Selling additional shares of the Company's stock may dilute a shareholder's investment, affecting its future value. However, selling stock to enable CNL-Capital to reinvest earnings may be accretive to the extent that the value of the specialty finance segment increases. In connection with maintaining its historical distribution level, the Company may sell additional shares of its common stock to CNL Financial Group or to third party purchasers. Such sales may reduce the value a shareholder receives for his or her investment upon a future liquidity event.

o    Specialty Finance Segment (CNL Restaurant Capital Corp)

CNL-Capital originates triple-net leases, temporarily financing those assets with warehouse credit facilities and periodically selling or refinancing those assets. CNL-Capital generates income by earning a spread on assets with a return greater than its cost of borrowings, and by selling assets at gains. A triple-net lease is a long-term lease with periodic rents that require the lessee to pay expenses on the property including maintenance, repair, real estate taxes or insurance. In a securitization refinancing, the Company sells or transfers a pool of loans or properties with triple-net leases to a special purpose entity which, in turn, issues to investors securities backed by an interest in the revenue originating from the loans or triple-net leases. These transactions generate cash that is used for additional acquisitions.

CNL-Capital has the following borrowing sources as of September 30, 2003, with the stated total capacity and interest rate:

                                  In thousands
                                                 Amount used        Capacity        Maturity     Interest rate (4)
                                                 ---------------- -------------  --------------- -------------------

     Note payable (medium term financing) (1)        $   192,020     $ 192,020      Jun 2007           2.36%
     Mortgage warehouse facilities (1)(2)                 63,159       360,000       Annual            2.57%
     Subordinated note payable                            43,750        43,750      Jun 2007           8.50%
     Series 2001-4 bonds payable (3)                      39,294        39,294    2009 - 2013          8.90%
                                                 ---------------- -------------
                                                     $   338,223     $ 635,064
                                                 ================ =============


       (1) Average rate excludes the impact of hedge transactions that bring the total average rate to 5.76 percent on the medium term financing and 4.11 percent on financing the warehouse facilities.
       (2) The $260 million mortgage warehouse facility was recently extended to December 15, 2003. Management does not anticipate CNL-Capital will require the full current capacity, and will likely decrease its capacity. Management expects renewal of this facility to December 2004 with generally similar terms. The second mortgage warehouse facility of $100 million matures in June 2004.
       (3) Includes $4,892 in bonds held by CNL-Investments eliminated upon consolidation in Company financial statements.
       (4)  Excludes debt issuance and other related costs.

In forming the alliance with Bank of America, the Company invested certain assets and operations into CNL-Capital and Bank of America provided CNL-Capital with a $43.75 million subordinated debt facility (the "Subordinated Debt Facility") and a warehouse credit facility (the "Warehouse Credit Facility") with an initial capacity of $500 million.

The securitization market experienced considerable volatility in late 2000 as a result of rising delinquencies in securitized loan pools, falling treasury rates, macroeconomic uncertainties and sluggish restaurant sales. Investors demanded higher interest rates on the securities backed by the underlying loans issued in securitizations while ratings agencies downgraded many of the securities. In response to the market conditions, management used private market sales channels to either refinance or sell existing mortgage loans and halted the origination of new loans.

Company warehouse borrowings were initially designed to provide interim financing until periodic securitizations could occur. The instability of this market led to renegotiated terms of the relationship with Bank of America by October 2001, including the need to remove certain loans held as collateral on the Warehouse Credit Facility and the requirement that CNL-Investments guarantee the repayments. The guaranty has since been reduced from $15 million to $2 million. Management is seeking resolution to the last remaining $2 million in loans and may bundle them with other mortgage loans in a medium-term financing in the fourth quarter of 2003. Bank of America agreed to finance the remaining loans held as collateral on the Warehouse Credit Facility until December 2003. The mirror credit facility expired in October 2003.

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

In 2001, CNL-Capital commenced selling investment properties to third parties (the "Investment Property Sales" program) adding diversity to its original securitization model. These leased properties can be sold and may qualify the buyer for special tax treatment under Section 1031 of the Internal Revenue Code (a "Section 1031 Exchange"). Generally, Section 1031 Exchanges allow an investor who realizes a gain from selling appreciated real estate to defer paying taxes on such gain by reinvesting the sales proceeds in like-kind real estate. During the nine months ended September 30, 2003 and 2002, CNL-Capital has generated gains of $19.8 million and $17.2 million respectively. The success of this program is dependent upon achieving an optimal balance of cash flows from lease income earned in excess of holding costs versus a maximum gain on the sale. The chart below illustrates cash flows from Investment Property Sales proceeds and purchases of properties in the comparative nine-month periods:


                                                                                     (In thousands)
                                                                      Nine months ended        Nine months ended
                                                                      September 30, 2003       September 30, 2002
                                                                     ---------------------   -----------------------

         Proceeds from Investment Property Sales program sales             $      161,469            $      211,527
                                                                     =====================   =======================

         Purchases of properties to be sold under the Investment            $      56,603            $      158,729
         Property Sales program
                                                                     =====================   =======================

CNL-Capital's earnings depend on its continued origination and holding of new real estate inventory in order to sustain the level of earnings and sales achieved in the initial nine months of 2003. By selling more properties than are originated during a period, CNL-Capital will have fewer properties on which to earn income in a future period. At September 30, 2003, CNL-Capital had $65.5 million in properties held for sale, an amount that management believes is significantly below the desirable level of inventory to sustain continued earnings. Purchases of new properties have been challenging. Management expects continued strong demand for Investment Property Sales assets but demand could diminish if interest rates increase. Management continues to investigate other sales channels in which to market net lease assets and to monitor the securitization market for potential re-entry in the future.

During the nine months ended September 30, 2003, CNL-Capital Corp derived its primary cash flows from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from the Investment Property Sales program and servicing revenues. Significant cash outflows consist of operating expenses, real property purchases and capital enhancements in the loan portfolio (excess of investment over related borrowings). CNL-Capital has taken steps to reduce its credit capacity in its warehouse credit facilities of $360 million at September 30, 2003. Management has and may continue to decrease the mortgage warehouse facility capacity from its present level in order to economize on its cost, provided that there continue to be costs associated with excess capacity. CNL-Capital may also be subject to margin calls on its warehouse credit facilities. The lenders monitor asset securitization market conditions, performance of the Company's derivatives and delinquencies and based on changes in market conditions, may require a margin call to reduce the level of warehouse financing. During the nine months ended September 30, 2003 CNL-Capital made $1.4 million in margin calls, with another $2.2 million made in October 2003. During the nine-month period in 2002, CNL-Capital funded approximately $16 million in net margin calls on its warehouse credit facilities. CNL-Capital's medium term financing that provides $192 million in financing secured by Company mortgage notes receivables also contains provisions that obligate the Company to make margin calls in the event of certain borrower non-payments. Significant cash outflows could result from all such margin call provisions.

Management originally contemplated stronger demand for its core triple-net lease financing in 2003. The slight rise in interest rates has spurred recent demand for the net lease financing product, but originations year to date have trailed expectations. Management attributes the slow-down to two competitive factors:

       o A large number of identified leases have been lost to competitors offering mortgage debt financing. With the low prevailing interest rates, large national and regional banks have offered inexpensive mortgage financing that many premier restaurant operators find more attractive than leases. CNL-Capital does not currently offer debt financing to its clients due to the volatility and high cost of capital currently associated with the securitization market.
            CNL-Capital instead earns a fee for the referral of such opportunities to its financial institution partner pursuant to the terms of that alliance. While debt financing represents a threat to the net lease finance product and, as a result, the success of the Investment Property Sales program, management of CNL-Capital is convinced that a debt product is not currently in the best interest of CNL-Capital. Management continues to monitor the potential reemergence of a mortgage loan product, but does not expect this market to be viable in the foreseeable future.

       o CNL-Capital has also lost a few transactions as new competitors have emerged with a net lease program styled after CNL-Capital's Investment Property Sales program. Competitors have met mixed success at offering this product, and management believes it can recapture this piece of the market through differentiating its Investment Property Sales program as a highly efficient, turnkey program that brings value to our restaurant clients.

For the nine months ended September 30, 2003, CNL-Capital purchased $56.6 million in net lease properties as compared with $53.1 million in the nine-month period last year. In both years these originations were low compared with the $119.9 million closed in the nine-month period in 2001. These originations provide inventory necessary to execute the Investment Property Sales program and CNL-Capital typically profits from the leases while holding them. At September 30, 2003, CNL-Capital is involved in several large opportunities for net lease originations with $108.4 million approved for funding and accepted by the client, and an additional $90.2 million approved with client acceptance pending. CNL-Capital's warehouse facilities provide advances for up to 97 percent of the real estate purchase value. The Company is reinvesting its operating profits to fund the amounts not advanced by the mortgage warehouse facilities.

At September 30, 2003, CNL-Capital had approximately $73 million in capital supporting its loan and lease portfolio. CNL-Capital management maintains regular contact with its mortgage warehouse facility lenders and believes that the relatively low-cost, high-advance rate financing they provide has been integral to CNL-Capital's success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and accordingly CNL-Capital is vulnerable to any changes in the terms of these facilities. The warehouse facilities currently advance an average of 89.0 percent of the original real estate value, a decline in the current quarter from 95.1 percent at June 30, 2003. This decline resulted from special terms relating to the disposition of the remaining amounts of the $117 million portfolio of properties acquired in September 2002 and from the renewed terms of one mortgage warehouse facility lender. Management believes that the average advance rates offered by lenders could decline further as warehouse lenders continue to manage their respective risk. A five percent decrease in advance rates, for example, would create a $2.7 million cash requirement for CNL-Capital, based on the outstanding net lease properties in the warehouse credit facilities at September 30, 2003. With the expected increase in the level of net lease properties on the warehouse, that cash requirement would similarly increase. While management expects its mortgage warehouse facilities to renew, any non-renewal would create an immediate need to find alternate borrowing sources.

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


                                                                            September 30, 2003
                                                                 ------------------------------------------
                                                                              (In thousands)
                                                                  Mortgage loans in    Bonds outstanding
                                                                     pool at par        at face value(1)
                                                                 -------------------- ---------------------

    Loans and debt supporting 1998-1 Certificates issued by CNL
         Funding 1998-1, LP                                            $     198,851         $     196,501
    Loans and debt supporting 1999-1 Certificates issued by CNL
         Funding 1999-1, LP                                            $     230,656         $     230,656
                                                                 -------------------- ---------------------

                                                                       $     429,507         $     427,157
                                                                 ==================== =====================

(1) Certain bonds in both the 1998-1 and 1999-1 pools are owned by CNL-Investments; the aggregate amount of these bonds of $27,824 appears as investments in the consolidated financial statements of the Company.

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

Management believes the Investment Property Sales program will continue to be successful, but not without risk:

       o Management believes that the recent tax law changes decreasing, but not eliminating capital gains taxes are not significant enough to dissuade demand created by property buyers seeking continued tax deferrals. However any sweeping new proposal to eliminate the capital gains tax could negatively impact demand.

       o    The  program has also  benefited  from a loss of  confidence  in the
            stock   market.   Nonetheless,   our  property   buyers  can  choose
            investments other than real estate for future purchases.

       o    An increase  in general  levels of  interest  rates could  result in buyers requiring a higher yield. Neither the rate of return on leased properties nor the rate of return required by a buyer correlate directly with prevailing interest rates. Net lease properties acquired in anticipation of sales through the Investment Property Sales program can typically be leased to tenants at a rate that exceeds the rate a buyer is willing to accept. CNL-Capital is at risk, however, that any interest rate increases causing buyers to demand higher yields may not be matched with higher yields from tenants. This risk could cause CNL-Capital to experience lower average gains or even losses on the future sales of Investment Property Sales properties.

CNL-Capital's longer-term liquidity requirements (beyond one year) are expected to be met through successful renewal of its warehouse credit facilities, gains from the Company's Investment Property Sales program, and fees from portfolio debt referrals. In addition, management believes CNL-Capital's longer term liquidity requirements will be satisfied in part by operating cash flows provided by servicing and advisory services. CNL-Capital may also seek additional debt or equity financing. Any decision to pursue additional debt or equity capital will depend on a number of factors, such as compliance with the terms of existing credit agreements, the Company's financial performance, industry or market trends and the general availability of attractive financing transactions. However, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic and other factors.

       o    Real Estate Segment (CNL Restaurant Investments, Inc.)

CNL-Investments cash flows primarily consist of rental income from tenants on restaurant properties owned, interest income on mortgage loans, dispositions of properties and income from holding interests in prior loan securitizations including those originated by predecessor entities of CNL-Capital. CNL-Investments' cash outflows are predominantly interest expense, operating expenses, reinvestment of disposition proceeds and distributions to CNL-Properties. Borrowing resources at September 30, 2003 for CNL-Investments include:


                                                       (In thousands)
                                              Amount Used      Capacity       Maturity      Interest Rate (1)
                                             --------------- -------------- --------------  ------------------

Revolver                                         $    7,000      $  30,000    Oct 2004            3.62%
Series 2000-A bonds payable                         255,322        255,322    2009-2017           7.94%
Series 2001 bonds payable                           120,212        120,212    Oct 2006            1.59%
                                             --------------- --------------
                                                 $  382,534     $  405,534
                                             =============== ==============

(1) Excludes debt issuance and other related costs.

CNL-Investments provides a guaranty of $2 million of CNL-Capital's mortgage warehouse facility debt and also provides a guaranty of up to ten percent of CNL-Capital's five year term financing.

CNL-Investments short-term debt consists of the $30 million revolving line of credit (the "Revolver") entered into in October 2001. The Company utilizes the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. The Company's Revolver matured in October 2003, and at that time the Company exercised its one-year renewal option.

CNL-Investments also has medium-term and long-term bond financing. Rental income received on the 379 properties pledged as collateral on medium and long-term financing is used to make scheduled reductions in bond principal and interest.

Liquidity risks within the real estate business include the potential that a tenant's financial condition could deteriorate, rendering it unable to make lease payments. Generally, CNL-Investments uses a triple-net lease to lease its properties to its tenants. The triple-net lease is a long-term lease that requires the tenant to pay expenses on the property. The lease somewhat insulates CNL-Investments from significant cash outflows for maintenance, repair, real estate taxes or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted and in the event of tenant bankruptcy the Company may be required to fund certain expenses in order to retain control or take possession of the property and its operations. This could expose the Company to successor liabilities and further affect liquidity. Such events may adversely affect the Company's revenue and operating cash flow.

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

On October 10, 2003, a tenant of CNL-Investments, Chevy's Holding, Inc. and numerous operating subsidiaries, ("Chevy's") filed for voluntary bankruptcy under the provisions of Chapter 11. Chevy's operates the Chevy's, Rio Bravo and Fuzio concepts. CNL-Investment owns 22 Chevy's units, with a total investment of $54.1 million. As of September 30, 2003 the rental payments on the leases were current, however Chevy's has rejected 16 of the 22 leases. Rent for the month of October 2003 is currently unpaid on all 22 sites and will be included in the lease rejection claim for the closed sites. Management expects the 16 rejected sites to be re-leased or sold with no additional resulting impairment. Management expects Chevy's to pay rent on the six remaining sites, beginning with November 2003 rent, for so long as Chevy's actively operates those sites. Payment of October rent on these six sites would be made generally upon completion of the plan of reorganization.

Management is aware of other multi-unit tenants that are also experiencing financial difficulties. In the event the financial difficulties continue, the Company's collection of rental payments could be interrupted. At present, most of these tenants continue to pay rent substantially in accordance with lease terms. However, the Company continues to monitor each tenant's situation carefully and will take appropriate action to place the Company in a position to maximize the value of its investment. Management has estimated the loss or impairment on the related properties and included such charge in earnings through September 30, 2003, but acknowledges that the estimation process is challenging due to the number of possible outcomes that may result from a default situation. While management believes it has recorded an appropriate impairment charge at September 30, 2003, based on its assessment of the tenants' financial difficulties and its knowledge of the properties, facts may develop in future periods that may suggest the need for a larger impairment charge.

The Company has experienced tenant bankruptcies and may commit further resources in seeking resolution to these properties including funding restaurant businesses directly or on behalf of successor tenants. For example, where the value of the leased real estate is linked to the financial performance of the tenant, CNL-Investments may allocate capital to invest in turnaround opportunities.

Certain net lease properties are pledged as collateral for the Series 2000-A and Series 2001 triple-net lease mortgage bonds payable. In the event of a tenant default relating to pledged properties, the Company may elect to contribute additional properties or substitute properties into these securitized pools from properties it owns not otherwise pledged as collateral. These pools contain properties potentially impacted by the recent bankruptcy filing of Chevy's and the financial difficulties of other restaurant operators; management is evaluating the impact to the pools, including any need to identify substitute properties. In the event that the Company has no suitable substitute property, the adverse performance of the pool might inhibit the Company's future capital raising efforts, including the ability to refinance the Series 2001 bonds maturing in 2006.

CNL-Investments management believes the combination of availability on its line of credit and the projected disposition volume in 2003 will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing assets and reinvesting the proceeds in higher-yielding investments and cash from operating activities.


Off-Balance Sheet Transactions

The Company holds a retained interest in approximately $450 million in loans transferred to unconsolidated trusts that provide the collateral for long-term bonds as discussed in the specialty finance segment liquidity section above. While the Company is not contractually obligated to guarantee the repayment of the bonds, in the event borrower repayments of principal and interest are not adequate to repay the bondholders, the Company may elect to contribute additional assets into these unconsolidated entities to supplement cash flows and maintain attractive ratings on these pools. Recent accounting pronouncements have not required the consolidation of these trusts.

The Company is a partner in several joint ventures that are accounted for under the equity method. Recent accounting pronouncements requiring the Company to fully consolidate certain joint ventures have been implemented, and the Company's financial results in the accompanying financial statements reflect such consolidation. Those joint ventures not required by recent accounting pronouncements to be fully consolidated are not significant to the presentation of the Company's financial position or results of operations.


Interest Rate Risk

The Company generally invests in assets with a fixed return by financing a portion of them with variable rate debt. Floating interest rates on variable rate debt expose the Company to interest rate risk. As of September 30, 2003, the Company's variable rate debt includes the following:

       o    $7 million on its Revolver;

       o    $63 million on its mortgage warehouse facilities;

       o    $192 million on the June 2002 five-year financing; and

       o    $120 million outstanding on the Series 2001 bonds.

Generally, the Company uses derivative financial instruments (primarily interest rate swap contracts) to hedge against fluctuations in interest rates from the time it originates fixed-rate mortgage loans until the time they are sold. The
Company generally terminates certain of these contracts upon the sale of the loans, and both the gain or loss on the sale of the loans and the additional gain or loss on the termination of the interest rate swap contracts is recognized in the consolidated statement of operations.

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

The Company also invests in financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. The value of its mortgage loans held for sale and its investments change as a result of fluctuating interest rates, credit risk, market sentiment and other external forces, which could materially adversely affect liquidity and capital resources.

Management estimates that a one-percentage point increase in long-term interest rates as of September 30, 2003 would have resulted in a decrease in the fair value of its fixed-rate loans held for sale of $1.0 million. This decline in fair value would have been offset by an increase in the fair value of certain interest rate swap positions of $1.3 million. In addition, a one-percentage point increase in short-term interest rates for the nine months ended September 30, 2003 would have resulted in additional interest costs of approximately $1.3 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

Management believes inflation has not significantly affected the Company's earnings because the inflation rate has remained low. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. However, sustained low inflation could lead to net lease pricing pressure as tenants request decreasing rates for longer maturities.


Results from Operations

The following discussion of results from operations is by segment. All segment results are before eliminating adjustments and results of the holding company. As a result, the sum of amounts applicable to each segment will not, in some cases, equal the Company total amount reflected in the condensed consolidated statement of operations. Company earnings by segment for comparative three-month and nine-month periods are reflected in the following table:


                                                 Three months ended               Nine months ended
                                                    September 30,                   September 30,
     Net income by segment (in millions)       2003             2002             2003              2002
                                            ------------    --------------   --------------    -------------

     Real estate segment                        $   8.0         $     9.5        $    22.5         $   23.6
     Specialty finance segment                      5.1               1.7              9.2              9.3
     Other holding company results
       and consolidating eliminations              (0.1  )             --               --             (0.2 )
                                            ------------    --------------   --------------    -------------
         Net income                            $   13.0         $    11.2        $    31.7         $   32.7
                                            ============    ==============   ==============    =============


       o The real estate segment posted comparable earnings in three-month and nine-month periods ended September 30, 2003 compared with the same periods in 2002. Impairment charges, including amounts attributed to discontinued operations, have increased from $4.1 million to $6.9 million in the nine months ended September 30, 2002 and 2003 respectively. These additional costs are offset in part by a reduction in general and administrative expenses, decreased property expenses and decreased interest costs. A significant tenant default led to increased property expenses in early 2002 that have not been repeated to date in 2003.

       o    The  specialty   finance   business  segment  posted  its  strongest
            quarterly earnings this year, and has approximately the same year-to-date net income as the same period in 2002. Gains from the Investment Sales Program are approximately $19.8 million and $17.2 million in the nine months ended September 30, 2003 and 2002, respectively, and $6.6 million and $5.3 million in the quarters ended September 30, 2003 and 2002, respectively. This is offset somewhat by the narrowing of the net spread between the segment's rental and interest income and its interest expense as a result of slightly higher costs of debt. In addition, estimated potential loan losses on the portfolio of loans held for sale declined in the current quarter compared to last year, and hedge valuations improved, partially offset by an increase in estimated losses on the portfolio of loans held for long term investment for a net charge of $1.2 million and $2.4 million in the quarters ended September 30, 2003 and 2002, respectively.

Revenues

The total revenues by segment for comparative three-month and nine-month periods are as follows:


                                              For the three months ended         For the nine months ended
                                                    September 30,                      September 30,
Total revenues by segment (in millions)        2003             2002               2003             2002
                                           -------------    -------------      -------------    --------------

Real estate segment                            $   25.4         $   22.9        $   75.8         $    66.7
Specialty finance segment *                         8.9             47.6            23.4             224.4
Other holding company results and
  consolidating eliminations                       (0.8 )           (0.8 )          (2.5 )            (2.4 )
                                           -------------    -------------      -------------    --------------
    Total revenues *                           $   33.5         $   69.7        $   96.7         $   288.7
                                           =============    =============      =============    ==============


* See discussion below for the accounting treatment of sales of restaurant properties as discontinued operations.

Revenues are discussed based on the individual segment results, beginning first with the results of the real estate segment:



                                                             For the three months ended        For the nine months ended
                                                                      September 30,                September 30,
Real estate segment revenues by line item (in millions)             2003         2002           2003           2002
                                                              ------------ ------------       ------------- ------------

Rental income from operating leases                              $   16.3     $   15.1          $   47.6     $   45.9
Earned income from direct financing                                   2.7          3.5               7.9          9.3
Interest income from mortgage
  equipment and other notes receivable                                1.0          1.0               3.2          3.1
Investment and interest income                                        1.2          1.2               3.4          3.6
Food and beverage sales                                               3.4            -              10.3            -
Other income                                                          0.8          2.1               3.4          4.8
                                                             ------------ ------------        -------------  -----------
     Total segment revenues                                      $   25.4     $   22.9          $   75.8     $   66.7
                                                             ============ ============        =============  ===========

The rental revenue from vacant and other properties sold is classified as a component of discontinued operations for all periods presented and is not included in the segment revenues above. The combined amount of rental income from operating leases and earned income from direct financing leases from continuing operations between quarter and nine-month periods has not changed significantly.

The most significant change in revenues relates to food and beverage sales. When management believes it will protect the real estate values, the Company may purchase or assume the operations of a restaurant tenant for a period of time. Revenues from these turnaround restaurant opportunities of approximately $10.3 million are offset by $10.1 million in related expenses during the nine months ended September 30, 2003. Revenues of approximately $3.4 million are offset by $3.4 million in related expenses during the three months ended September 30, 2003. Earnings from restaurant operations during the nine months ended September 30, 2003 constitute approximately 0.1 percent of the real estate segment earnings. Management views this activity as providing strength to the core real estate segment operations.

Other income in the real estate segment has declined in the quarter and nine months ended September 30, 2003 compared with the same periods in 2002. The decline is primarily the result of decreased disposition fee income and other billings of direct costs to third parties using CNL-Investment for property management services.

The revenues of the specialty finance segment are more variable than those of the real estate segment. The following table provides additional information relating to the revenues of this segment:


                                                                 For the three months ended  For the nine months ended
                                                                       September 30,              September 30,
Specialty finance segment revenues by line item (in millions)      2003          2002         2003           2002
                                                              -------------  ------------ ------------  -------------

Sale of real estate                                                 $   --       $  39.5       $   --      $   192.4
Rental income from operating leases                                     --           0.8           --            7.4
Interest income from mortgage equipment and other notes
receivable                                                             6.3           7.3         19.7           23.1
Investment and interest income                                         0.2           0.4          0.6            0.8
Other income                                                           2.8           1.7          5.8            6.0
Net decrease in value of mortgage  loans held for sale,
   net of related hedge                                               (0.4 )        (2.1 )       (2.7 )         (5.3 )
                                                              -------------  ------------ ------------  -------------
       Total segment revenues                                     $    8.9       $  47.6     $   23.4      $   224.4
                                                              =============  ============ ============  =============


The comparability of the specialty finance segment revenues is significantly impacted by the method of accounting for its sales of real estate that are recorded pursuant to discontinued operations guidance described more fully below. The following information assembles select financial information, presented in accordance with generally accepted accounting principles, so as to improve comparability between periods of this segment's Investment Property Sales program sales:



                                             For the three months ended    For the nine months ended
                                                   September 30,                 September 30,
Specialty finance segment Investment
Property Sales program gains (in millions)       2003            2002           2003          2002
                                           -------------   -------------  ------------- --------------

Sale of real estate, as reported                 $   --        $   39.5         $   --      $   192.4
Cost of real estate sold, as reported                --            36.0             --          177.5
Gain on disposal of discontinued
   operations, net as reported                      6.6             1.9           19.8            2.3
                                           -------------   -------------  ------------- --------------
Total gains from Investment Property
   Sales program sales                         $    6.6        $    5.4       $   19.8      $    17.2
                                           =============   =============  ============= ==============

Actual proceeds from Investment Property Sales program sales are $161.5 million and $211.5 million in the nine months ended 2003 and 2002 respectively.
Approximately 126 and 135 properties were sold in the nine months ended September 30, 2003 and 2002, respectively. Gains from sales in the quarter and nine months ended September 30, 2003 outpace those in the same periods in 2002 as a result of an increase in the realized gain percentage between years. Inventory is lower than desired at September 30, 2003 and it is not likely that gains for the remainder of the year will continue at the same pace.

Other matters impacting the comparability of the various components of revenues between the comparative periods presented include:

o Rental income from operating leases reflects a decrease because in 2002 rental revenues associated with properties acquired after December 31, 2001 were recorded as a component of income from discontinued operations while properties acquired prior to January 1, 2002 were recorded in rental income. Beginning January 1, 2003, however, these revenues are recorded in discontinued operations regardless of the date of acquisition. All properties owned by this segment are held with the intent to be sold.

o Interest income from mortgage, equipment and other notes receivable has decreased between the comparative quarters presented as a result of normal principal repayments as well as foreclosure actions, the modification of terms and other impacts of certain delinquent loans between years. The Company has not originated new mortgage loans since May of 2001, focusing instead on the opportunity to refer potential borrowers to CNL-Capital's financial institution partner.

o Despite a hedging strategy designed to address market volatility in the value of loans held for sale, the loan valuation increases associated with decreases in interest rates in all four periods presented in the chart above, were more than offset by estimated potential default losses and valuation decreases (liability increases) in hedge contracts. The results have improved in both the quarter and nine months ending September 30, 2003 compared with the same periods in 2002 as a result of improvements in the hedge valuations partially offset by increased potential default related loan reserves.

o Other income reflects, among other items, a $0.4 million increase associated with advisory services in the nine months ended September 30, 2003 compared with the prior nine-month period. Advisory fees in the three months ended September 30, 2003 are $1.5 million, outpacing the reported performance in all prior quarters of this unit, as several key transactions closed. On the other hand, referrals of other income reflects a $0.1 million reduction during the comparative nine-month periods relating to fees from loans and other products as a result of a modification of certain terms of the alliance agreement with Bank of America. Other income for the three months ended September 30, 2003 increased $1.1 million compared to the same period in 2002 including $1.0 million in additional advisory services revenue and $0.1 million in additional referral fees. The additional referral revenue is a result of increased referral volume.

Expenses

Cost of real estate sold is associated solely with the Investment Property Sales program of the specialty finance segment and relates to properties on hand at the beginning of 2002 that were sold by December 31, 2002. In 2002 costs associated with properties acquired after 2001 were required to be included as a component of the gain on disposal of discontinued operations, while in 2003 this treatment is required regardless of acquisition date. A table and related discussion of the comparative results is reported above under the discussion of related revenues.

General   operating   and   administrative   expenses   consist   primarily   of
payroll-related and legal and other professional expenses. The following table illustrates the comparative period expenses by segment:


                                                   For the three months ended  For the nine months ended
General operating and administrative expenses             September 30,              September 30,
by segment (in millions)                              2003         2002           2003          2002
                                                   -----------  ------------   ------------  ------------

Real estate segment                                   $   1.4       $   3.0        $   7.3       $   8.6
Specialty finance segment                                 5.4           4.8           15.6          15.7
Other holding company results and
   consolidating eliminations                            (0.7 )        (0.7 )         (1.8 )        (1.8 )
                                                   -----------  ------------   ------------  ------------
     Total general operating and
        administrative expenses                       $   6.1       $   7.1       $   21.1      $   22.5
                                                   ===========  ============   ============  ============


o CNL-Investments general operating and administrative expenses include the costs associated with resolving delinquencies and pursuing turnaround opportunities presented by defaulted tenants. These expenses have decreased in both the three and nine-month periods ended September 30, 2003 compared to the prior year period. Fluctuations in the timing of professional, legal and other expenses can give rise to quarterly variations. In addition, management has identified certain operating efficiencies and has held its personnel costs below original plan.

o CNL-Capital has maintained fairly constant levels of general and administrative expenses across nine-month periods presented. Fluctuations in the timing of professional, legal and other expenses can give rise to quarterly variations.

Interest expense constitutes one of the most significant operating expenses, excluding cost of real estate sold by CNL-Capital, which is a component of the gain from the disposal of discontinued operations for properties acquired after 2001. Certain interest expense is included in operating results from discontinued operations. Components of interest expense are as follows:


                                             For the three months ended   For the nine months ended
                                                    September 30,                September 30,
Interest expense by segment (in millions)       2003           2002           2003          2002
                                             -----------   -------------  ------------- --------------


Real estate segment                             $   6.9        $    7.7       $   20.7      $    23.4
Specialty finance segment                           5.9             6.5           18.0           21.8
Other holding company results and
consolidating eliminations                         (0.1 )          (0.2 )         (0.5 )         (0.5 )
                                             -----------   -------------  ------------- --------------
      Total interest expense                    $  12.7        $   14.0       $   38.2      $    44.7
                                             ===========   =============  ============= ==============

o CNL-Investments decreased its level of debt throughout most of 2002 through sales of real estate decreasing real estate segment interest expense. In addition the segment reflects a lower cost of debt as a result of the decline in interest rates.

o CNL-Capital has reduced its interest-bearing debt, in particular as a result of decreased real estate assets, decreasing interest expense for the specialty finance segment. The decrease is due in part to a decrease in loan assets and the corresponding debt from 2002 as a result of principal amortization, payoffs and foreclosures without the origination of new loans to replace these assets. Interest expense associated with properties held for sale acquired after December 31, 2001 is recorded as a component of income from discontinued operations and in 2003 this same treatment is applied to all properties, regardless of acquisition date. This required accounting has served to decrease interest expense reported in this category from 2002 to 2003. While the weighted average effective interest charged by the mortgage warehouse facilities has decreased from
      4.07 percent in the nine months ended September 30, 2002 to 3.33 percent in the nine months ended September 30, 2003, the weighted average rate charged by the five-year financing of over $225 million in loans entered into in June 2002 is 5.87 percent, so the cost to hold the loan portfolio has actually increased between years. By removing these assets from warehouse financing, the Company complied with the terms of the warehouse facility and was able to preserve net spread resulting from the excess of the interest income received over the interest expense paid, despite the increased interest expense on the five-year financing.

During the three and nine months ended September 30, 2003, the Company incurred food and other restaurant costs associated with CNL-Investments' operation of restaurant units of $3.4 million and $10.1 million respectively. These amounts approximate the revenues attributed to food and beverage sales. No such operations existed prior to 2003. CNL-Investments employs a strategy of temporarily operating defaulted restaurant properties and potentially acquiring other restaurant operations to either recapture value in the underlying real estate or to take advantage of its access to turnaround specialists, and in so doing seeks to bring value to the Company. To date these operations have been insignificant to earnings.

The Company recognized $0.5 million and $0.9 million in property expenses during the three and nine months ended September 30, 2003, respectively, compared with $0.5 million and $2.1 million in the three and nine months ended September 30, 2002. Property expenses typically occur when properties are defaulted in the real estate segment. In 2003, fewer vacant properties are on hand.

Depreciation and amortization expenses reflect the level of assets invested in leased properties held by the real estate segment. Certain of these expenses have been reflected as a component of discontinued operations. The specialty finance segment does not depreciate its properties held for sale, but has recorded $0.3 million and $0.8 million in depreciation in the three and nine months ended September 30, 2003, respectively, on office and computer equipment compared with $0.3 million and $0.9 million during the three and nine months ended September 30, 2002, respectively.

The Company through the specialty finance segment recorded a provision for loan losses of $0.8 million and $0.3 million in three months ended September 30, 2003 and 2002, respectively. The provision for loan losses is $3.4 million and $0.4 million during the nine months ended September 30, 2003 and 2002, respectively, resulting primarily from a second quarter charge in 2003 associated with non-performing loans. Management maintains a watch on the potential for future losses against its loan portfolio and records a reserve as potential losses become evident.

The Company has recorded impairment provisions of $2.0 million and $5.0 million in the three and nine months ended September 30, 2003, excluding impairments on properties treated as discontinued operations as described below, compared with less than $0.1 million and $0.2 million in such charges during the three and nine months ended September 30, 2002. Impairments reflected in discontinued operations are $1.0 million and $1.9 million in the three and nine months ended September 30, 2003, respectively, compared with $1.6 million and $3.9 million in such charges during the three and nine months ended September 30, 2002, respectively. While total impairments have increased from $4.1 million to $6.9 million in the nine month periods as a result of increased estimated losses on properties leased to tenants experiencing financial difficulties, the Company has fewer such properties that management currently believes should be sold. Impairment provisions are recorded when circumstances indicate that future expected cash flows do not recover the carrying cost of the individual properties. As previously discussed, in the current periods certain properties required impairment charges due to financial difficulties experienced by the tenants.

The Company's statement of operations reflects a charge for minority interest in income of consolidated joint ventures of $1.5 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively. Similarly, the three-month periods ended September 30, 2003 and 2002 reflect a charge of $0.1 million and $0.5 million, respectively. The reduction between years resulted from the January 1, 2003, reduction in minority ownership of CNL-Capital.

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



                                                    For the three months ended   For the nine months ended
Income  from discontinued operations                       September 30,               September 30,
by segment (in millions)                               2003          2002           2003          2002
                                                   -------------  ------------   -----------  -------------

Real estate segment discontinued operations:
Operating loss                                         $   (0.9 )    $   (0.7 )     $  (1.4 )    $    (2.5 )
Gains on disposal of discontinued operations                0.8           1.8           1.7            3.3
Specialty finance segment discontinued operations:
Operating income                                            1.9           0.6           5.1            0.6
Gains on disposal of discontinued operations                6.6           1.9          19.8            2.3
                                                   -------------  ------------   -----------  -------------
        Total income from discontinued
            operations                                  $   8.4       $   3.6       $  25.2       $    3.7
                                                   =============  ============   ===========  =============


The Company is primarily treated as a REIT and generally records no tax expense. However, effective January 1, 2001, the activities of CNL-Capital and certain activities of CNL-Investments are taxable pursuant to rules governing TRSs. The Company has not reflected an income tax expense to date through September 30, 2003. This is attributed to the following:

       o At the time of the election, differences existed between the tax and the financial reporting treatment of certain items such as loan loss reserves and reserves for impairment and depreciation. In the aggregate, these differences served to defer deductions and accelerate income reported for tax purposes prior to the TRS election, with the benefit of the reversal of such differences inuring to the TRS. This benefit gave rise to a deferred tax asset. Management did not believe that the realization of the deferred tax asset was more likely than not. Therefore the deferred tax asset was completely offset by a valuation allowance, and no benefit was recognized January 1, 2001.

       o As CNL-Capital has generated earnings subsequent to its initial year, management has reversed the extent of the valuation allowance, thus recognizing some net deferred tax asset as adjusted by current changes. This reversal created a net deferred tax asset that has generally approximated the cumulative tax being paid.

The activities of CNL-Capital can be characterized primarily as the holding or disposition of certain loans secured by restaurant real estate, and the direct purchase and re-sale of restaurant real estate as part of the Investment Property Sales program. The loan portfolios resulted from originations prior to July 2001, while the Investment Property Sales program remains a key component of the ongoing CNL-Capital business model. The activities of the Investment Property Sales program are characterized as discontinued operations, as required. The success of the Investment Property Sales program coupled with the rules governing accounting for discontinued operations generally cause the discontinued operations of CNL-Capital to be positive, as reflected by $24.9 million in income from discontinued operations in the nine months ended September 30, 2003, while the continuing operations of CNL-Capital reflect a loss of $15.7 million. The entire tax expense of CNL-Capital is attributed to discontinued operations until such time as earnings outside of discontinued operations reflect sustainable positive results. A current tax expense of $3.3 million is reflected in the nine months ended September 30, 2003. The deferred tax benefit recorded as a result of reducing the valuation allowance on deferred tax assets, while not directly related to the Investment Property Sales program, would not be recognized but for the Investment Property Sales program. Without the activities characterized as discontinued operations, the benefit of the deferred tax assets would not be recognizable. Thus the $3.3 million in deferred tax credits is reflected as a component of discontinued operations.

In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to January 1, 2003 is not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company has not issued or modified any guarantees since the adoption of FIN 45.

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities no later than the first fiscal year or interim period ending after December 15, 2003. Management adopted this standard in 2003 which resulted in the consolidation of two of the Company's previously unconsolidated subsidiaries. Adoption of this standard did not change the Company's accounting for the Company's bankruptcy remote securitization entities. The Company restated all prior periods presented to conform with the 2003 presentation. The consolidation did not significantly impact the Company's financial position or results of operations.

In May 2003,  the FASB issued FASB  Statement No. 150,  "Accounting  for Certain
Financial Instruments with Characteristics of both Liabilities and Equity" ("FASB 150"). FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Some of the examples of financial instruments covered by FASB 150 include shares that are mandatorily redeemable, and other financial instruments that embody an obligation to repurchase outstanding shares or a conditional obligation that requires settlement by issuing a variable number of the entity's shares. FASB 150 also requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FASB 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FASB 150, as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations Project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FASB 150 did not have a material impact on the Company's results of operations.

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

                   3.5 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL American Properties Fund, Inc. (included as Exhibit 3.5 to the Registrants Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

                   3.6 Second Amended and Restated Bylaws of CNL American Properties Fund, Inc. (filed herewith).

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

                   31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                   31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                   32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                   32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

             (b) The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated this 7th day of November, 2003.


                                      CNL RESTAURANT PROPERTIES, INC.


                                        By:   /s/ Curtis B. McWilliams
                                              ---------------------------------
                                              CURTIS B. MCWILLIAMS
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                        By:   /s/ Steven D. Shackelford
                                              ---------------------------------
                                              STEVEN D. SHACKELFORD
                                              Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)

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

                           3.5 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL American Properties Fund, Inc. (included as
                                    Exhibit 3.5 to the Registrants Form 10-Q for
                                    the   quarter   ended  June  30,   2003  and
                                    incorporated herein by reference).

                           3.6      Second  Amended and  Restated  Bylaws of CNL
                                    American   Properties   Fund,   Inc.  (filed
                                    herewith).

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

                           31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                           31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                           32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                           32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   EXHIBIT 3.6
    SECOND AMENDED AND RESTATED BYLAWS OF CNL AMERICAN PROPERTIES FUND, INC.

                                  EXHIBIT 31.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 31.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                  EXHIBIT 32.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 32.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER