Form 10-K
period 2003-12-31
CNL RESTAURANT PROPERTIES INC
filed 2004-03-15
CIK 922981

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

                   For the fiscal year ended December 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by checkmark if the registrant is an accelerated filer (as defined in Exchange Act Rules 12b2). Yes X No

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant has made three offerings of Shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. The number of Shares held by non-affiliates as of June 30, 2003 was 38,479,891. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $20 per Share.

         The number of Shares of common stock outstanding as of March 10, 2004 was 45,248,670.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference portions of the CNL Restaurant Properties, Inc. Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2004.

                                     PART I

Item 1.  Business

CNL Restaurant Properties, Inc. ("CNL Properties") formerly CNL American Properties, Inc., a Maryland corporation (the "Company"), is the nations largest self-advised real estate investment trust ("REIT") focused on the restaurant industry. The Company operates as a holding company for two primary subsidiary operating companies, CNL Restaurant Investments, Inc ("CNL-Investments") formerly CNL Restaurant Properties, Inc. and CNL Restaurant Capital Corp. ("CNL-Capital Corp.") formerly CNL Franchise Network Corp. Please see note 14 of the Company's Consolidated Financial Statements appearing in Item 8 of this report for certain financial information about these two business segments. The Company was founded in 1994 and at December 31, 2003, has financial interests in approximately 1,000 properties diversified among more than 120 restaurant concepts in 43 states. The Company's total real estate holdings subject to lease includes over 640 properties, of which 90 properties are classified as held for sale. At December 31, 2003, the servicing portfolio of net lease properties and mortgages includes approximately 2,200 units, of which over 1,200 are serviced on behalf of third parties.

In June 2000 the Company divided its operations into two business segments, real estate and specialty finance, in order to distinguish between its real estate segment, an entity with a strong capital base and stable cash flows, and a specialty finance growth business partnered with a large financial institution to provide an additional source of earnings and liquidity.

   o The real estate segment, operated principally through the Company's wholly owned subsidiary CNL- Investments and its subsidiaries, is charged with overseeing and maximizing value on a portfolio of primarily long-term triple-net lease properties. Those responsibilities include portfolio management, property management and dispositions. In addition, CNL-Investments manages approximately $525 million in affiliate portfolios and earns management fees related thereto.

   o The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL-Capital Corp. is partnered with a financial institution, Bank of America ("the Bank"), in owning CNL Restaurant Capital, LP ("CNL-Capital") formerly known as CNL Franchise Network, LP. CNL Capital, through its subsidiaries, delivers financial solutions principally in the forms of financing, advisory and other services to national and larger regional restaurant operators. It does this primarily by acquiring restaurant real estate properties, which have been subject to a triple-net lease, utilizing short-term debt and generally selling such properties at a profit.

In June 2000, the Company formed CNL-Capital and contributed certain assets and operations in exchange for an 84.39 percent interest. The Bank contributed its franchise finance originations group in exchange for a 9.18 percent non-voting redeemable interest in the Partnership. The Bank also served as lender at the time of the alliance on a $500 million warehouse credit facility and a $43.75 million subordinated debt facility (the "Subordinated Debt Facility"). The strategic alliance with the Bank reduced the Company's reliance on public markets to raise capital by broadening the Company's financial products and offerings and enhancing the Company's securitization platform. The Company also issued a 6.43 percent limited partnership interest in CNL-Capital to CNL Financial Group, Inc., ("CFG") an affiliate of a director of the Company, in exchange for the operations of CNL Advisory Services, Inc. ("CAS"). CAS specializes in providing merger, acquisition and other advisory services to restaurant operators and expands the Company's services to the sector. Effective January 1, 2003 CNL-Capital modified certain terms relating to the alliance with the Bank that resulted in the Bank reducing its ownership interest in CNL-Capital. In exchange for the reduction, the Bank agreed to assume certain costs of its portfolio operations and decreased the referral fees paid by the bank to CNL-Capital under the referral program between the Bank and CNL-Capital. In addition, an affiliate of the Company's chairman agreed to reduce its interest in CNL-Capital. As a result, the Company's effective interest in the specialty finance operations increased from 84.39 percent to 96.26 percent on January 1, 2003.

Effective January 1, 2001, CNL-Capital Corp elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, CNL-Capital Corp. engages in activities that would previously have caused income to the Company from CNL-Capital to be disqualified from being eligible REIT income under the federal income tax rules. Now CNL-Capital earnings are subject to tax, but management can control the timing of distributions to the Company. CNL-Capital Corp. originates triple-net lease properties for sale to third parties. CNL-Capital Corp. also performs net lease and loan servicing on behalf of third parties. Also, certain activities of CNL-Investments are conducted in a subsidiary that has made a similar TRS election.

In January 2004, the Company amended the Subordinated Debt Facility agreement while at the same time making a $10 million prepayment reducing the balance to $33.75 million. The Subordinated Debt Facility has a conversion feature to allow the Bank, subsequent to a specified conversion date, to have the outstanding note converted into a 10.11 percent of additional limited partnership interests in CNL-Capital. This conversion feature was reduced from 13.1 percent when the agreement was amended in January 2004. The Bank's interest in the Partnership on a fully diluted basis after a conversion of the fully committed Subordinated Debt Facility would be 12.85 percent. As of December 31, 2003, the Bank had not exercised its conversion option.

When the Company was created in 1994, the intent was to provide stockholders liquidity by December 31, 2005 through either listing on a national exchange, merging with another public company or liquidating its assets. The Company's officers and directors continue to actively monitor the public markets for opportunities to satisfy the liquidity objectives of the Company. The Company's board does not intend to liquidate the Company. To comply with certain tax guidelines governing the significance of taxable REIT subsidiaries, the Company may pursue other alternatives relative to CNL-Capital Corp. that would provide stockholder liquidity for all or a portion of the Company's investment.

Leases

As of December 31, 2003, the Company's real estate segment, CNL-Investments, owns, either directly or indirectly through joint venture arrangements, 544 properties, which are generally subject to long-term, triple-net leases. Although there are variations in the specific terms of the leases, the following summarizes the general structure of the Company's leases. The leases of the properties provide for initial terms generally ranging from 10 to 25 years and expire between 2004 and 2024. The leases are on a triple-net basis which means the lessee is responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $41,000 to $369,000. The majority of the leases also provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount.

Generally, the leases provide for two to five five-year or ten-year renewal options. Lessees of 439 of the 544 properties also have been granted options to purchase the property at the property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. The option purchase price may equal the Company's original cost to purchase the property plus a specified percentage from the date of the lease or a specified percentage of the Company's purchase price, if that amount is greater than the property's fair market value at the time the purchase option is exercised. The leases also generally provide that, in the event the Company wishes to sell the property subject to that lease, the Company first must offer the lessee the right to purchase the property on the same terms and conditions, and for the same price, as any offer which the Company has received for the sale of the property.

Major Tenants

During 2003, no single lessee, borrower (or affiliated groups of lessees or borrowers) or restaurant chain contributed more than ten percent of the Company's revenues relating to its properties, loans and secured equipment leases. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company's rental, earned and interest income in future years, any failure of such lessees, borrowers or restaurant chains could materially affect the Company's income. Additionally, as of December 31, 2003, no single lessee or borrower, or group of affiliated lessees or borrowers, leased properties or was the borrower under loans with an aggregate carrying value in excess of 20 percent of total assets of the Company.

Real Estate and Restaurant Assets Held for Sale

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

During 2002 the Company purchased the operations of certain restaurants. In December 2003, the Company decided to dispose of these restaurant operations and as of December 31, 2003, had classified the restaurant assets as held for sale.

From time to time, certain properties classified as long-term investments may be subsequently re-designated to held for sale classification. The company has re-designated 30 and 83 properties during 2003 and 2002, respectively.

Mortgage Loans Held for Sale

Mortgage loans held for sale are wholly or partially collateralized by first mortgages on the land and/or buildings of franchised restaurant businesses and consist of fixed-rate loans at December 31, 2003. The loans carry a weighted average interest rate of 8.33 percent. The mortgage loans are due in monthly installments with maturity dates ranging from 2004 to 2022. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or include prepayment penalties.

Mortgage, Equipment and Other Notes Receivable

Mortgage, equipment and other notes receivable are wholly or partially collateralized by first mortgages on the land and/or buildings, the equipment or other assets of franchised restaurant businesses. The loans are due in monthly installments with maturity dates ranging from 2004 to 2023.

Available Information

The Company makes available free of charge on or through its Internet website (http://www.cnlonline.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

The Company competes with other persons and entities in locating suitable properties to acquire and in locating purchasers for properties held for sale. The Company also competes with other financing sources such as banks, mortgage lenders, real estate brokers and sale/leaseback companies for suitable tenants for its properties and borrowers for its mortgage loans.

The recessionary economy and historically low interest rates at which mortgage financing can be obtained contributed to a decline in net lease volume in 2003 while the low interest rates made debt financing more attractive. Management believes that the Company's volume levels may increase in the future due to the projected rebound in the economy as well as the opportunities afforded by the continued consolidation in the financing arena and the Company's ability to provide an array of financial products. Competition in the financing arena continues to be significant despite the exit of numerous competitors. Remaining competitors provide meaningful competition.

Employees

As of December 31, 2003, the Company had 117 associates.


Item 2.  Properties

As of December 31, 2003, the Company's real estate segment, CNL-Investments, owned, either directly or indirectly through joint venture arrangements, 544 properties, located in 40 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the properties and their respective costs.

As of December 31, 2003, the Company owned 469 of the 544 properties in fee simple and ten properties through joint venture arrangements. As of December 31, 2003, 36 properties consisted of land only.

As of December 31, 2003, 39 properties consisted of building only. The Company does not own the underlying land. In connection with the acquisition of each of these properties, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord, as described in Item 1. Business-Leases.

As of December 31, 2003, the Company had pledged 379 properties as collateral related to bonds payable.

Description of Properties

Land. The Company's property lot sizes range from approximately 6,000 to 199,000 square feet depending upon building size and local demographic factors. Land owned is zoned for commercial use which, prior to acquisition, were reviewed for traffic patterns and volume.

The following table lists the properties owned as of December 31, 2003 by state. More detailed information regarding the location of the properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

                                                    Total Number of
                    State                        Restaurant Properties

                 Alabama                                   13
                 Arizona                                   13
                 California                                30
                 Colorado                                  13
                 Connecticut                                1
                 Delaware                                   1
                 Florida                                   75
                 Georgia                                   21
                 Idaho                                      3
                 Illinois                                  24
                 Indiana                                    8
                 Iowa                                       7
                 Kansas                                     5
                 Kentucky                                   6
                 Louisiana                                 10
                 Maryland                                   5
                 Michigan                                  12
                 Minnesota                                  8
                 Mississippi                                5
                 Missouri                                  26
                 Nebraska                                   3
                 Nevada                                     3
                 New Hampshire                              2
                 New Jersey                                 6
                 New Mexico                                 2
                 New York                                   4
                 North Carolina                            19
                 Ohio                                      47
                 Oklahoma                                   4
                 Oregon                                     7
                 Pennsylvania                              10
                 Rhode Island                               1
                 South Carolina                             9
                 Tennessee                                 26
                 Texas                                     70
                 Utah                                       4
                 Virginia                                  15
                 Washington                                13
                 West Virginia                             10
                 Wisconsin                                  3
                                                        ------
                 TOTAL PROPERTIES                         544
                                                        ======

Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 12,700 square feet. Generally, buildings on properties owned are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 39 years for federal income tax purposes. As of December 31, 2003 the aggregate depreciated cost basis of the properties owned (including properties owned through joint ventures) for federal income tax purposes was $621.5 million.

The following table lists the properties owned as of December 31, 2003 by restaurant chain.

               Restaurant Chain                           Number of Properties

               Jack in the Box                                       54
               International House of Pancakes                       46
               Pizza Hut                                             44
               Golden Corral                                         36
               Arby's                                                35
               Bennigan's                                            26
               Burger King                                           24
               Chevy's Inc.                                          18
               Ruby Tuesday                                          18
               Steak & Ale                                           18
               Baker's Square                                        17
               Denny's                                               15
               Applebee's                                            15
               Boston Market                                         13
               Wendy's                                               12
               Other                                                153
                                                                   -----
               TOTAL:                                               544
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

The following is a schedule of the average rent per property for the years ended December 31:

                                    2003           2002               2001           2000            1999
                                --------------  --------------  ---------------  --------------  -------------

Rental Revenues (1)             $ 72,753,603   $   74,504,692     $84,775,244     $91,520,103    $61,907,812
Properties (2)                           515              552             644             725            642
Average Rent Per Property         $  141,269   $      134,972       $ 131,639       $ 126,235      $  96,430
Occupancy                                 95%              95%             92%             95%            97%

(1) Rental income includes the Company's share of rental income from the properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Company has established an allowance for doubtful accounts. Rental revenues for all periods presented include rental revenues relating to discontinued
     operations for properties that were either disposed of or that were classified as held for sale during the year ended December 31, 2003.

(2) Excludes properties that were vacant at December 31 and that did not generate rental revenues during the year.

The following table lists properties as of December 31, 2003 by tenant and includes average age of buildings, annualized total rental revenue and percent of total revenue. To calculate annualized total rental revenue, the monthly rental revenue for each restaurant property owned and leased at December 31, 2003 was multiplied by 12 to present annualized rental revenues for a 12 month period. Contingent rental income was excluded in the calculation of annualized total rental revenue.

                                                    Total
                                                  Number of        Average Age
                                                  Restaurant      of Buildings       Annualized       Percent of
                                                  Properties         (years)        Total Rental     Total Rental
  Tenant                                             (1)                             Revenue (2)        Revenue
                                                -------------    --------------    --------------   --------------

  S&A Properties Corporation                            35             22.1         $  6,019,849             9.31%
  IHOP Properties, Inc.                                 46              6.4            5,426,195             8.39%
  Golden Corral Corporation                             30              5.1            4,989,411             7.72%
  Jack in the Box, Inc.                                 26              5.2            3,224,498             4.99%
  Jack in the Box Eastern Division, L.P.                29              5.1            3,024,450             4.68%
  Vicorp Restaurant, Inc.                               18             21.7            2,418,886             3.74%
  Boston Market Corp.                                   13              6.8            1,628,959             2.52%
  Pollo Operations, Inc.                                10              8.9            1,446,120             2.24%
  Woodland Group, Inc.                                  10              8.4            1,403,350             2.17%
  Other                                                298              8.8           35,087,731            54.26%
                                                     ------                         -------------      ------------
  Total                                                515                           $64,669,449           100.00%
                                                     ------                         -------------      ------------

(1) Excludes properties that were vacant at December 31, 2003 and that did not generate rental revenues during the year.

(2) The Company has straight-lined the contractual increases in rental income over the life of each of the leases in order to calculate rental revenue in accordance with generally accepted accounting principles.

The following table shows the aggregate number of leases which expire each calendar year through the year 2018, as well as the number of leases which expire after December 31, 2018. The table does not reflect the exercise of any of the renewal options provided to the tenant under the terms of such leases.

                                                                              Base Rent
                                                              --------------------------------------------
         Year                              Number (1)              Amount (2)                 Percent
                                      ------------------      ------------------       -------------------

          2004                                     1                  $  100,935                  0.16%
          2005                                     4                     427,799                  0.66%
          2006                                     3                     311,337                  0.48%
          2007                                     1                     109,811                  0.17%
          2008                                     1                     117,297                  0.18%
          2009                                     1                      84,059                  0.13%
          2010                                    12                   1,224,173                  1.89%
          2011                                    16                   2,210,272                  3.42%
          2012                                    26                   4,033,945                  6.24%
          2013                                    22                   3,272,302                  5.06%
          2014                                    69                   9,320,587                 14.41%
          2015                                    34                   4,528,935                  7.00%
          2016                                    61                   4,357,442                  6.74%
          2017                                    51                   6,561,902                 10.15%
          2018                                   117                  15,923,362                 24.62%
       Thereafter                                 96                  12,085,291                 18.69%
                                            ---------             ---------------             ----------
         Total                                   515                  64,669,449                100.00%
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


Item 3.  Legal Proceedings

As of December 31, 2003, neither the Company nor any of its properties was a party to or the subject of any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

As of March 1, 2004, there were 32,378 stockholders of record of common stock. There is no public trading market for the Company Shares, and even though the Company intends to list the Company Shares on the New York Stock Exchange or other national securities exchange or over-the-counter market no later than December 31, 2005, there is no assurance that listing will occur. If listing occurs, there is no assurance that a public market for the Company Shares will develop. In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Company Shares, subject to certain conditions and limitations. During 1999, the Company terminated the redemption plan. As of December 31, 2003, the estimated fair value per share is $17.20. (For Florida intangible tax purposes, this is the equivalent of the Just Value per share.) The Company obtained this valuation from a third party firm, which based its valuation on an analysis of comparable publicly traded real estate investment trusts and a discounted cash flow analysis. Because the Company Shares are not publicly traded, investors are cautioned that the estimated fair value of the shares may not be realized upon sale of the shares.

Stockholders of the Company sold and purchased shares of common stock subject to negotiation by the purchaser and the selling stockholder. The following table reflects the high, low and average sales prices for transfers of shares of common stock for each calendar quarter during 2003 and 2002, other than pursuant to the plan, net of commissions.

                                               2003 (1)                                  2002 (1)
                                ---------------------------------------    --------------------------------------
                                   High           Low          Average        High           Low         Average
                                ----------    ----------     ----------    ----------    ----------    ----------
   First Quarter                   $19.00        $10.24         $15.28        $20.00        $11.20        $14.15
   Second Quarter                   20.00         12.81          16.04         19.00         12.94         14.54
   Third Quarter                    20.00         10.00          16.18         19.00         11.88         15.00
   Fourth Quarter                   21.29         13.10          15.73         19.00          7.00         12.87

(1) A total of 207,184 and 239,692 shares were transferred for the years ended December 31, 2003 and 2002, respectively.

The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2003 and 2002, the Company declared cash distributions of $69.0 million and $68.0 million, respectively, to stockholders. For federal income tax purposes, 39 percent and 0 percent of distributions paid in 2003 and 2002, respectively, were considered to be ordinary income and 61 percent and 100 percent, respectively, were considered to be a return of capital.

The following table presents total  distributions  and distributions per Company
Share:

                                                   (In Thousands, except for per share data)
                                      First          Second          Third          Fourth          Year
                                   -----------     -----------    -----------     -----------    -----------
        2003 Quarter
        ------------
        Total distributions
            declared                   $17,251         $17,250       $ 17,251       $ 17,250         $69,002
        Distributions per
            share                         0.38            0.38           0.38           0.38            1.52

        2002 Quarter
        ------------
        Total distributions
            declared                   $16,803         $16,803       $ 17,134       $ 17,251         $67,991
        Distributions per
            share                         0.38            0.38           0.38           0.38            1.52

In March 2004, the Company declared distributions to stockholders of $17.251 million ($0.38124 per Share) payable in March 2004.

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
                                =======================                                 ========================

(1) During 1999, the stockholders approved a performance incentive plan (the "Plan") which became effective as of February 23, 1999. As of December 31, 2003, the Company has not granted any awards under the Plan.

(2) The Plan authorizes the issuance of up to 4,500,000 shares of the Company's common stock upon the exercise of stock options (both incentive and nonqualified), stock appreciation rights and the award of restricted stock ("Stock Award") provided that the aggregate number of shares of Common Stock that may be issued pursuant to Options, stock appreciation rights ("SARs"), and Stock Awards granted under the Plan increases automatically to 9,000,000 shares and 12,000,000 shares, respectively, when the Company has issued and outstanding 150,000,000 shares and 200,000,000 shares, respectively, of common stock. The Plan terminates on February 23, 2009. Key employees, officers, directors and persons performing consulting or advisory services for the Company or its affiliates, as defined in the Plan, who are designated by the committee administering the Plan, are eligible to receive awards under the Plan. Awards may be made in the form of stock options, stock awards, SARs, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards as defined further in the Plan. As of December 31, 2003, the Company had not made any awards related to the Plan.

(3) As of December 31, 2003, the Company does not maintain any equity compensation plans not approved by security holders.

Item 6.  Selected Financial Data

                                                 (In Thousands, except for share and per share data)
                                    Year Ended      Year Ended      Year Ended       Year Ended       Year Ended
                                   December 31,    December 31,    December 31,     December 31,     December 31,
                                       2003            2002            2001             2000             1999
                                  ---------------- --------------  --------------  ---------------  ----------------

Continuing Operations:
  Revenues (1)                       $    114,337    $   336,163      $  274,413     $    113,413       $    70,764
                                  ================ ==============  ==============  ===============  ================

Earnings/(loss) from
   continuing operations, net (1)     $     8,176    $    27,407     $   (15,739 )   $     (6,409 )    $    (52,571 )

Discontinued Operations:
  Earnings/(loss) and gains from
   discontinued operations,
   net (1)                                 34,264          8,183          (4,872 )          9,336             2,734
                                  ---------------- --------------  --------------  ---------------  ----------------

Earnings/(loss) before
   cumulative effect if
   accounting change                       42,440         35,590         (20,611 )          2,927           (49,837 )

Cumulative effect of accounting
   change                                      --             --          (3,841 )             --                --
                                  ---------------- --------------  --------------  ---------------  ----------------

Net income/(loss)                     $    42,440     $   35,590      $  (24,452 )    $     2,927      $    (49,837 )
                                  ================ ==============  ==============  ===============  ================

Earnings/(loss) per share (1):
  Continuing operations (1)            $     0.18     $     0.61      $    (0.36 )    $     (0.15 )     $     (1.33 )
  Discontinued operations (1)                0.76           0.19           (0.11 )           0.22              0.07
  Cumulative effect of
     accounting change                         --             --           (0.09 )             --                --

                                  ---------------- --------------  --------------  ---------------  ----------------

Net income/(loss) per share           $      0.94     $     0.80      $    (0.56 )     $     0.07       $     (1.26 )
                                  ================ ==============  ==============  ===============  ================

Funds from operations (2)             $    49,504    $    44,710      $   (6,029 )    $    16,007       $    35,956
                                  ================ ==============  ==============  ===============  ================

Cash distributions declared           $    69,002    $    67,991      $   66,466      $    66,329       $    60,079
                                  ================ ==============  ==============  ===============  ================

Cash distributions declared
  per share                           $      1.52     $     1.52       $    1.52      $      1.52       $      1.52
                                  ================ ==============  ==============  ===============  ================

Weighted average shares
  outstanding:
     Basic                             45,248,670     44,620,235      43,589,985       43,495,919        39,402,941
                                  ================ ==============  ==============  ===============  ================
     Diluted                           45,248,670     44,620,235      43,589,985       43,495,919        39,402,941
                                  ================ ==============  ==============  ===============  ================

At December 31:
     Total assets                   $   1,298,116   $  1,383,450     $ 1,560,117    $   1,605,944      $   1,138,193
                                  ================ ==============  ==============  ===============  ================
     Long-term obligations           $    656,321    $   671,465      $  484,815     $    398,100      $    140,504
                                  ================ ==============  ==============  ===============  ================
     Total stockholders' equity      $    479,886    $   494,151      $  526,182     $    607,738      $    672,214
       (3)                        ================ ==============  ==============  ===============  ================

For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

(1) The results of operations relating to properties that were either disposed of or that were classified as held for sale during the year ended December 31, 2003 are reported as discontinued operations for all periods presented.

(2) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, except for the add back of the advisor acquisition expense of $76.3 million during 1999, means net income/(loss) determined in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding gains (losses) from sales of depreciable operating property, excluding extraordinary items (as defined by GAAP), including depreciation and amortization of real estate assets and after adjusting for unconsolidated partnerships and joint venture. As a result of the restatement, FFO does not include add backs for impairment provisions or capital lease principal components. These amounts for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 (in thousands) were $11,542,
     $13,335, $26,018, $2,576 and $0, respectively, for the impairment provisions and $1,725, $1,852, $2,384, $2,242 and $1,629, respectively, for capital lease principal components. Funds from operations are generally considered by industry analysts to be the most appropriate measure of performance. FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITS because these REITS may not apply the definition of FFO in the same manner as the Company.

(3) Includes subscriptions received of $0.2 million during 1999 and includes $1.5 million of stock issuance costs during each of the years ended December 31, 2003, 2002, 2001 and 2000 and $1.7 million during the year ended December 31, 1999. Stock issuance costs consists of selling commissions, marketing support and due diligence expense reimbursement fees during 1999 and organizational and offering expenses. Stock issuance costs for 2003, 2002, 2001 and 2000 consist of soliciting dealer servicing fees.

The following is a reconciliation of net earnings to FFO:

                                                                      (In Thousands)
                                            2003           2002            2001            2000           1999
                                        -------------  -------------   --------------  -------------  --------------

Net income/(loss)                         $   42,440     $   35,590      $   (24,452 )    $   2,927      $  (49,837 )

Depreciation
    Continuing operations                      9,997         10,512           11,483         12,198           7,460
    Discontinued operations                      665          1,693            1,931            149           1,210

Loss/(Gain) on sale of property
    Continuing operations                          5            181            1,141            721             781
    Discontinued operations                   (3,633 )       (3,295 )             --             --              --

Amortization of joint venture costs               30             29               27             12               9

Advisor acquisition expense                       --             --               --             --          76,333

Cumulative effect of accounting
    change                                        --             --            3,841             --              --
                                        -------------  -------------   --------------  -------------  --------------

FFO (*)                                   $   49,504     $   44,710      $    (6,029 )   $   16,007      $   35,956
                                        =============  =============   ==============  =============  ==============


(*) - The Company restated FFO for the years ended December 31, 2002, 2001, 2000 and 1999 to conform to 2003 presentation that conforms to the NAREIT definition of FFO, except for the add back by the Company of the advisor acquisition expense of $76.3 million during 1999.


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

Organization and Business

CNL Restaurant Properties, Inc. ("CNL-Properties" or the "Company"), formerly CNL American Properties Fund, Inc., is the nation's largest self-advised real estate investment trust ("REIT") focused on the restaurant industry. The Company has two primary subsidiary operating companies, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. The Company was founded in 1994 and at December 31, 2003, has financial interests in approximately 1,000 properties diversified among more than 120 restaurant concepts in 43 states. The Company's total real estate holdings subject to lease include over 640 properties, of which 90 properties are classified as held for sale. At December 31, 2003, the servicing portfolio of net lease properties and mortgages consists of approximately 2,200 units, of which over 1,200 are serviced on behalf of third parties.

The Company operates two business segments - real estate and specialty finance.

   o The real estate segment, operated principally through the Company's wholly owned subsidiary CNL Restaurant Investments, Inc. ("CNL-Investments"), formerly known as CNL Restaurant Properties, Inc. (a name used by the Company effective June 27, 2003), and its subsidiaries, manage a portfolio of primarily long-term triple-net lease properties. Those responsibilities include portfolio management, property management, dispositions and the opportunistic acquisition and profitable sale of real estate investments. In addition, CNL-Investments services approximately $525 million in affiliate real estate portfolios and earns management fees related thereto. Revenues from the real estate segment represented approximately 75 percent, 26 percent and 32 percent of the Company's total revenues in 2003, 2002 and 2001, respectively. The increase in 2003 is the result of adopting accounting rules that require a component of the specialty finance revenues to be treated as discontinued operations, as described below.

   o The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Restaurant Capital Corp. ("CNL-Capital Corp"), formerly known as CNL Franchise Network Corp., is partnered with a financial institution, Bank of America ("the Bank"), in owning CNL Restaurant Capital, LP ("CNL-Capital"). CNL-Capital, through its subsidiaries, delivers financial solutions principally in the forms of financing, advisory and other services to national and larger regional restaurant operators. It does this primarily by acquiring restaurant real estate properties, which are subject to a triple-net lease, utilizing short-term debt and generally selling such properties at a profit. Revenues from the specialty finance segment represented approximately 25 percent, 74 percent and 68 percent of the Company's total revenues in 2003, 2002 and 2002, respectively. The decrease in 2003 was due to classifying components of revenues into discontinued operations in accordance with new accounting requirements.

When the Company was created in 1994, the intent was to provide stockholders liquidity by December 31, 2005 through either listing on a national exchange, merging with another public company or liquidating its assets. The Company's officers and directors continue to actively monitor the public markets for opportunities to satisfy the liquidity objectives of the Company. The Company's board presently has no intention to liquidate the Company. To comply with certain tax guidelines governing the significance of taxable REIT subsidiaries, the Company may pursue other alternatives relative to CNL-Capital Corp that would provide stockholder liquidity for all or a portion of the Company's investment.

Liquidity and Capital Resources

General. Historically, the Company's demand for funds has been for payment of operating expenses and dividends, for payment of principal and interest on its outstanding indebtedness, and in the case of CNL-Capital, for acquisitions of properties with the intent to sell. The Company's management expects to continue meeting short-term and long-term liquidity requirements through distributions from CNL-Investments, issuance of debt and sales of common or preferred stock. To date, the Company has not received distributions from CNL-Capital because this subsidiary has reinvested its earnings in ongoing operations. Management expects that distributions from CNL-Capital will begin within the next two years.

Contractual Obligations, Contingent Liabilities and Commitments. The following table presents the Company's contractual cash obligations and related payment periods as of December 31, 2003:

                                                               Payments due by period (In millions)
                                                               ------------------------------------
                                                 Less
                                               than one        2 to 3       4 to 5
Contractual cash obligations:                    year          years         years       Thereafter         Total
-------------------------------------------    ----------     ---------    ----------    ------------     ----------

Borrowings (1)                                    $ 146.0      $ 175.5       $  68.9        $  361.4        $ 751.8
Leased office space (2)                               1.1          2.4           2.4             8.0           13.9
                                               ----------     ---------    ----------    ------------     ----------
Total contractual cash obligations                $ 147.1      $ 177.9       $  71.3        $  369.4        $ 765.7
                                               ==========     =========    ==========    ============     ==========


The following table presents the Company's commitments, contingencies and guarantees and related expiration periods as of December 31, 2003:

                                                         Estimated payments due by period (In millions)
                                                         ----------------------------------------------
                                               Less
Commitments, contingencies                    than one        2 to 3         4 to 5
and guarantees                                  year           years          years        Thereafter        Total
----------------------------------------     ----------     -----------    -----------    ------------     ---------

Guaranty of unsecured promissory
     note (2)                                    $  1.3          $  --          $  --           $  --         $ 1.3
Purchase commitments                               82.0             --             --              --          82.0
                                             ----------     -----------    -----------    ------------     ---------
Total commitments, contingencies
and guarantees                                   $ 83.3          $  --          $  --           $  --         $83.3
                                             ==========     ===========    ===========    ============     =========

(1) The maturities on outstanding indebtedness assumes that loan repayments are made on the mortgage warehouse facilities in accordance with the contractual obligation and that bonds payable amortize in accordance with estimated payment amounts. In the event the mortgage warehouse lenders continue to renew the facilities as expected, $146 million of the 2004 amounts would likely mature in a later year. In January 2004, the Company renegotiated the Subordinated Debt Facility. Under the renegotiated terms, the Company will make a mandatory repayment of $11.875 million by December 31, 2004. This repayment of $11.875 million was reflected in the "Thereafter" column in this table as of December 31, 2003.

(2) In May 2002, the Company purchased a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (the "Plaza") for $0.2 million. Affiliates of James M. Seneff, Jr. and Robert A. Bourne, each of which is a director of the Company, own the remaining partnership interests. The Company has severally guaranteed 8.33 percent or $1.3 million of a $15.5 million unsecured promissory note on behalf of the Plaza. The guaranty continues through the loan maturity in November 2004. Since November 1999, the Company has leased its office space from CNL Plaza, Ltd., an affiliate of a member of the Company's board of directors. The Company's lease expires in 2014 and provides for scheduled rent increases over the term of the lease. Rental and other expenses in connection with the lease for the years ended December 31, 2003, 2002 and 2001 totaled $1.4 million, $1.5 million and $1.2 million, respectively.

Dividends. The Company's ability to internally fund capital needs is limited since it must distribute at least 90 percent of its net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. The Company is a self-advised real estate investment trust that reflects the earnings of its two primary segment subsidiaries, CNL-Investments and CNL-Capital Corp. The Company has continued to declare and pay distributions to its stockholders. These distributions have been primarily funded by CNL-Investments' activities because the Company has elected to reinvest the earnings of CNL-Capital, its specialty finance business, to date as contemplated by the agreement with the partners of CNL-Capital. The Company will continue to reinvest earnings into this subsidiary if the subsidiary is able to generate acceptable returns. The remainder of the distributions to date has been funded by sales of the Company's common stock to the Company's Chairman through a private company affiliate, CNL Financial Group, Inc. ("CFG"), and loans from CFG.

The Company has elected to distribute amounts in excess of that necessary to qualify as a REIT. During the years ended December 31, 2003, 2002 and 2001, the Company distributed $69.0 million, $68.0 million and $66.5 million, respectively, or $1.52 per share each year, to its stockholders. During 2003, 2002 and 2001, approximately 39 percent, 0 percent and 21 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 61 percent, 100 percent and 79 percent, respectively, were considered a return of capital for federal income tax purposes. The REIT's taxable income in 2003, 2002 and 2001 has not included any of CNL-Capital's earnings since inception. The Company's cash from operations for the years ended December 31, 2003, 2002 and 2001 were $108.4 million, $111.6 million and $48.7 million. Management believes that a better indicator of cash from operations would exclude the changes in the held for sale loans and real estate portfolio and proceeds from the sale of loans. Net cash provided by operating activities excluding changes in mortgage loans and inventories of real estate held for sale is $71.2 million, $50.0 million and $59.4 million in the years ended December 31, 2003, 2002 and 2001.

In order to ensure that the Company maintained its historical level of distributions to its stockholders, the Company's Chairman, through CFG, made advances to the Company in the amount of $18.7 million, $11.75 million and $8.7 million during the years ended December 31, 2003, 2002 and 2001, respectively, in the form of demand balloon promissory notes. The notes are non-collateralized, bear interest at LIBOR plus 2.5 percent or at the base rate, as defined in the agreement, with interest payments and outstanding principal due upon demand. The principal amount including accrued interest at December 31, 2003 was $23.5 million. In addition, during 2002 and 2001, the Chairman, through CFG, received 1,173,354 shares and 579,722 shares, respectively, of the Company's stock in exchange for $20.1 million and $9.7 million, respectively, in cash, including the conversion of amounts previously treated as advances. This provided capital that allowed the Company to reinvest the earnings generated by the specialty finance business. The number of shares was determined using an estimated fair value per share of $16.78 and $17.13 during 2001 and 2002, respectively. The value per share for 2001 and 2002 was determined by a third party firm, which based its valuation on an analysis of comparable publicly traded real estate investment trusts and a discounted cash flow analysis. The Company's Chairman is under no obligation to purchase additional shares or make advances to the Company. Should the Company's Chairman determine not to purchase additional shares or loan additional funds to the Company, and the Company does not generate adequate cash flow from other sources, the Company may have to reduce its distribution rate.

In connection with maintaining its historical distribution level, the Company may sell additional shares of its common stock to CNL Financial Group or to third party purchasers. The Company's Chairman is under no obligation to purchase additional shares of the Company's common stock or loan additional funds to the Company in order to guarantee that the Company maintains its historical distribution level to stockholders. Selling additional shares of the Company's stock may dilute a shareholder's investment and may reduce the value a shareholder would receive in a future liquidity event. However, selling stock to enable CNL-Capital to reinvest earnings may be accretive to the extent that the value of the specialty finance segment increases.

The Company is currently exploring interest in an offering of the Company's preferred stock. The proceeds of any sale of preferred stock would be used for general corporate purposes, meeting existing payment demands and potentially, to retire existing debt.

o    Specialty Finance Segment (CNL-Capital).

CNL-Capital  current demand for funds include (i) payment of operating expenses,
(ii) funds necessary for net lease originations to be sold in its Investment Property Sales Program (as defined below) and (iii) payment of principal and interest on its outstanding indebtedness. Demands for funds diminished at CNL-Capital during 2003 due to a decline in new originations of real estate properties and a decrease in interest expense, and due to CNL-Capital not distributing to the Company any cash resulting from the "net spread" earned and not distributing any of the gains realized from the sale of properties under the Investment Property Sales Program, as described below.

During the years ended December 31, 2003, 2002 and 2001, CNL-Capital Corp derived its primary cash flows from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from the Investment Property Sales Program, advisory services and servicing revenues. Significant cash outflows consist of operating expenses, real property purchases and capital enhancements in the loan portfolio (excess of investment over related borrowings). CNL-Capital had cash and cash equivalents of $31.9 million, $10.4 million and $10.8 million at December 31, 2003, 2002 and 2001, respectively.

CNL-Capital's longer-term liquidity requirements (beyond one year) are expected to be met through successful renewal of its warehouse credit facilities and gains from the Company's Investment Property Sales Program. In addition, management believes CNL-Capital's longer term liquidity requirements will be satisfied in part by operating cash flows provided by servicing and advisory services. CNL-Capital may also seek additional debt or equity financing. Any decision to pursue additional debt or equity capital will depend on a number of factors, such as compliance with the terms of existing credit agreements, the Company's financial performance, industry or market trends and the general availability of attractive financing transactions.

Investment Property Sales Program

As described above, the improvement in liquidity has been primarily due to Investment Property Sales, further described below, outpacing new originations. The Company's Investment Property Sales Program came into being as a reaction to uncertainty in the franchise asset-backed securitization market. CNL-Capital was formed in June of 2000 through an alliance between the Company and the Bank. The original vision of CNL-Capital was centered on securitization. This business model was predicated upon the origination of pools of loans or triple-net leases and the subsequent issuance of bonds collateralized by real estate and other restaurant assets underlying the loan or lease. The securitization market experienced considerable volatility in late 2000 that continued through 2003 virtually shutting down that securitization financing channel for the franchise asset class. Rising delinquencies in securitized loan pools, falling treasury rates, macroeconomic uncertainties combined with the sluggish restaurant sales within certain concepts all contributed to the volatility. Investors required higher interest rates on securities issued in securitizations while ratings agencies downgraded the quality of the loans underlying the securities. While many of the Company's competitors experienced downgrades or ratings actions on bonds previously issued, the Company's prior loan or lease securitizations to date have not been subject to any such ratings action.

In 2001, CNL-Capital changed its business focus to the private market sales channels to either refinance or sell existing mortgage loans, and halted the origination of new loans. In October 2001, the Company renegotiated certain terms of its alliance with the Bank. Over the course of 2001 through 2003, the Company sold or refinanced the loans described above over a longer term.

The uncertainty in the franchise asset-backed securitization market led management to focus the originations effort toward new long-term, triple-net leases on real estate with the intent of selling these properties to third parties. In 2001, CNL-Capital began selling investment properties to third parties (the "Investment Property Sales Program") adding diversity to its original securitization model. These leased properties may qualify the buyer for special tax treatment under Section 1031 of the Internal Revenue Code (a "Section 1031 Exchange"). Generally, Section 1031 Exchanges allow an investor who realizes a gain from selling appreciated real estate to defer paying taxes on such gain by reinvesting the sales proceeds in like-kind real estate. The success of this program is dependent upon achieving an optimal balance of cash flows from lease income earned in excess of holding costs versus a maximum gain on the sale. The chart below illustrates cash flows from Investment Property Sales proceeds and purchases of properties in the years ended December 31:

                                                                                 (In thousands)
                                                                    2003              2002             2001
                                                                -------------     -------------    --------------

   Proceeds from Investment Property Sales program sales           $ 193,850         $ 287,622         $ 128,480
                                                                =============     =============    ==============

   Purchases of properties to be sold under the Investment
        Property Sales program                                     $ 168,965         $ 263,019         $ 118,372
                                                                =============     =============    ==============

For properties acquired subsequent to December 31, 2001, generally accepted accounting principles require that the sale of these investment properties be designated as discontinued operations. A significant element of the ongoing activities of the specialty finance segment is the Investment Property Sales Program that consists of the origination of new triple-net lease financing on properties and the subsequent disposition of those properties. The following table shows the combined results of the Investment Property Sales Program and the rest of the operations of the specialty finance segment (without treating the Investment Property Sales Program as discontinued operations) for each of the three years ended December 31:

                                                                             (In thousands)
                                                                 2003             2002              2001
                                                             -------------    --------------    -------------
      Revenues:
           Sale of real estate                                   $ 193,850         $ 287,622       $ 128,480
           Rental income                                             9,983            13,165          16,212
           Other revenue items                                      32,020            35,116          46,271
                                                             -------------    --------------    -------------
                                                                   235,853           335,903         190,963
                                                             -------------    --------------    -------------
      Expenses:
           Cost of real estate sold                                168,965           263,019         118,372
           Interest expense                                         25,920            29,608          32,176
           Depreciation and amortization                             1,216             1,243           5,519
           Other expenses                                           31,220            29,466          30,653
                                                             -------------    --------------    -------------
                                                                   227,321           323,336         186,720
                                                             -------------    --------------    -------------

           Income tax benefit                                        6,346                --              --
           Cumulative effect of accounting change                       --                --          (3,841 )
                                                             -------------    --------------    -------------
               Net income                                        $  14,878         $  12,567         $   402
                                                             =============    ==============    =============

Management expects continued demand for Investment Property Sales Program properties but continues to study other sales channels to market net lease assets. The success of the Investment Property Sales business is dependent on successfully originating new triple-net leases. For the years ended December 31, 2003, 2002 and 2001, CNL-Capital originated $137 million, $204 million and $182 million in net leases respectively. During 2002, originations included a portfolio of $117 million in properties. CNL-Capital acquired this portfolio in September 2002 by purchasing all of the limited and general partnership interests of CNL Net Lease Investors, L.P., an affiliate of the Company's Chairman of the Board and Vice Chairman of the Board, that until the acquisition, was a client of CNL-Investment's property management group. Management had contemplated stronger demand for its core triple-net lease financing in 2003 and attributes the slow-down to two competitive factors:

   o A number of identified leases have been lost to competitors offering mortgage debt financing. With the low prevailing interest rates, large national and regional banks have offered inexpensive mortgage financing that many restaurant operators find more attractive than leases. CNL-Capital does not currently originate debt financing due to the volatility and high cost of capital currently associated with the securitization market. CNL-Capital instead earns a fee for the referral of such opportunities to the Bank, its financial institution partner, pursuant to the terms of that alliance. While debt financing represents a threat to the net lease finance product and, as a result, the success of the Investment Property Sales program, management believes that a securitized debt product is not currently in the best interest of CNL-Capital. Management continues to monitor the potential reemergence of a mortgage loan product, but does not expect this market to be viable in the near term.

   o CNL-Capital has lost a few transactions as new competitors have emerged with a net lease program styled after CNL-Capital's Investment Property Sales program. Competitors have met mixed success at offering this product, and management believes it can recapture this piece of the market through differentiating its Investment Property Sales program as a highly efficient, turnkey program that brings value to our restaurant clients.

Management has responded to this slowdown by adjusting net lease rates, identifying larger transactions like the September 2002 portfolio acquisition of $117 million in properties and by identifying new areas to reduce costs. These originations provide inventory necessary to execute the Investment Property Sales Program and CNL-Capital typically profits from the leases while holding them. At December 31, 2003, CNL-Capital is involved in several opportunities for net lease originations with $82 million approved for funding and accepted by the client, and an additional $30 million approved with client acceptance pending. CNL-Capital's warehouse facilities provide advances for up to 97 percent of the real estate purchase value. The Company is reinvesting its operating profits to fund the amounts not advanced by the mortgage warehouse facilities.

Indebtedness.

During 2003, CNL-Capital used the "net spread" earned to pay operating expenses and used borrowings on its warehouse facilities to fund new real estate originations. CNL-Capital has continued to reduce its warehouse credit capacity to align triple-net lease financing opportunities to its financing capacity requirements and to reduce its overall financing costs. The Company reduced its warehouse credit capacity from $385 million at December 31, 2002 to $260 million at December 31, 2003 thereby realizing economies from the reduced capacity. CNL-Capital may be subject to margin calls on its warehouse credit facilities. The Bank and the other lenders monitor delinquency assumptions and may require one or more margin calls to reduce the level of warehouse financing. During the years ended December 31, 2003, 2002 and 2001, CNL-Capital made $10.1 million, $16.8 million and $21.3 million in margin calls.

CNL-Capital has the following borrowing sources at December 31, 2003, with the stated total capacity and interest rate:

                                                          In thousands
                                               Amount used         Capacity        Maturity     Interest rate (4)
                                               ----------------- -------------  --------------- -------------------

    Note payable (medium term financing) (1)        $   181,955     $ 181,955      Jun 2007           2.53%
    Mortgage warehouse facilities (1)(2)                 93,513       260,000       Annual            2.53%
    Subordinated note payable                            43,750        43,750     June 2007           8.50%
    Series 2001-4 bonds payable (3)                      38,921        38,921    2009 - 2013          8.90%
                                               ----------------- -------------
                                                    $   358,139    $  524,626
                                               ================= =============

(1) Average rate excludes the impact of hedge transactions that bring the total average rate to 6.13 percent on the medium term financing and 3.41 percent on the warehouse facilities.

(2) In December 2003, CNL-Capital lowered the borrowing capacity on one of its mortgage warehouse facilities from $260 million to $160 million because it did not require the full capacity and extended the maturity date on this facility to March 2004 pending further negotiations with the Bank. In March 2004, CNL-Capital renewed this facility through March 2005. The second mortgage warehouse facility of $100 million matures in June 2004.

(3)  Includes   $4,983  in  bonds  held  by   CNL-Investments   eliminated  upon
     consolidation in Company financial statements.

(4)  Excludes debt issuance and other related costs.

Note Payable. In June 2002, in order to repay warehouse financing, CNL-Capital entered into a five-year term $207 million financing collateralized with $225 million in mortgage loans re-designated to reflect the Company's intention to hold them to maturity. The transaction provides CNL-Capital earnings on the excess of interest income over interest expense. This five-year term financing carries a variable interest rate tied to the weighted average rate of commercial paper plus 1.25 percent with a portion of such interest fixed through the initiation of a hedge transaction.

Mortgage Warehouse Facilities. CNL-Capital management maintains regular contact with its mortgage warehouse facility lenders and believes that the relatively low-cost, high-advance rate financing they provide has been integral to CNL-Capital's success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and accordingly CNL-Capital is vulnerable to any changes in the terms of these facilities. The warehouse facilities currently advance an average of 92.2 percent of the original real estate value.

Company warehouse borrowings were initially designed to provide interim financing until periodic securitizations could occur. In forming the alliance with the Bank in 2000, the Bank provided a warehouse credit facility (the "Warehouse Credit Facility") with an initial capacity of $500 million. The instability of the securitization markets led to renegotiated terms of the relationship with the Bank in October 2001, including the need to remove certain loans held as collateral on the Warehouse Credit Facility and the requirement that CNL-Investments guarantee a portion of the repayments. As part of the renegotiations, the Bank agreed to finance the remaining loans held as collateral on the Warehouse Credit Facility until December 2003.

In December 2003, CNL-Capital removed the remaining loans on the Warehouse Credit Facility by selling them to CNL-Investments, the real estate segment of the Company. CNL-Investments combined these loans with loans it previously owned and issued $24.9 million of notes collateralized by approximately $46.6 million of mortgage loans. The Company re-designated the loans previously held in the Warehouse Credit Facility to reflect the Company's intention to hold them to maturity and terminated the swap hedging these loans. This financing carries a variable interest rate of LIBOR plus 4.50 percent. This transaction enabled CNL-Capital to repay the warehouse financing and eliminated a $2 million guaranty previously provided by CNL-Investments on the mortgage loans. The transaction also provides the Company ongoing earnings on the excess of interest income over interest expense under the refinancing.

In mid December 2003, CNL-Capital renewed the December 2003 maturity date on the Warehouse Credit Facility through March 2004, pending further negotiations with the Bank. As part of the renewal, CNL-Capital reduced the $260 million capacity to $160 million and agreed to a 15 basis point unused fee on this facility, and the Bank agreed to finance the remaining loans until March 2004. In March 2004, CNL-Capital renewed this facility through March 2005. The second mortgage warehouse facility of $100 million with another lender matures in June 2004. Management has and may continue to decrease the mortgage warehouse facility capacity from its present level in order to economize on its cost, provided that there continue to be costs associated with excess capacity. At December 31, 2003, CNL-Capital had approximately $94 million in capital supporting its loan and lease portfolio.

Subordinated Note Payable. In forming the alliance with the Bank during 2000, the Bank provided CNL-Capital with a $43.75 million subordinated debt facility (the "Subordinated Debt Facility"). In late December 2003, CNL-Capital removed the remaining loans on the Warehouse Credit Facility by selling them to CNL-Investments. In January 2004, CNL-Capital used these proceeds along with additional funds, to repay the Bank $10 million on the Subordinated Debt Facility. As part of the repayment, CNL-Capital and the Bank modified the terms of the Subordinated Debt Facility. CNL-Capital extended the maturity date on the Subordinated Debt Facility from June 2007 to December 2008 and reduced the interest rate from 8.50 percent to 7.00 percent per annum. Under the new terms, CNL-Capital will make a mandatory repayment of $11.875 million on this facility by December 31, 2004. CNL-Capital will then make quarterly payments of principal and interest to the Bank using a five-year amortization schedule beginning March 2005 with a balloon payment due on December 31, 2008. As part of the negotiations, the Bank eliminated a previous restriction on CNL-Capital to pay down the Subordinated Debt Facility for every dollar distributed by CNL-Capital to the Company. In addition, the Company agreed to provide a guaranty on the entire amount outstanding under the Subordinated Debt Facility as part of the renegotiations. Prior to the renegotiations, only CNL-Capital had provided a guaranty on the Subordinated Debt Facility.

Bonds Payable. In May 2001, CNL-Capital issued bonds collateralized by a pool of mortgages (the "Series 2001-4 Bonds). The proceeds of $42.1 million were applied to pay down short-term debt. At December 31, 2003, 60 mortgage loans served as collateral for the bonds which had a carrying value of approximately $45.8 million as of December 31, 2003. The offering resulted in an initial weighted average life of approximately 7.8 years and a rate of interest of approximately
8.90 percent per annum. The bond indenture requires monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture also provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than 10 percent of the aggregate amounts due under the loans at the time of issuance.

Some sources of debt financing require that CNL-Capital maintain certain standards of financial performance such as a fixed-charge coverage ratio, a tangible net worth requirement and certain levels of available cash. Any failure to comply with the terms of these covenants would constitute a default and may create an immediate need to find alternate borrowing sources.

Liquidity Risks.

Tenants or borrowers that are experiencing financial difficulties could impact CNL-Capital's ability to generate adequate amounts of cash to meet its needs. In the event the financial difficulties persist, CNL-Capital's collection of interest and principal payments could be interrupted. At present, most of these borrowers continue to pay principal and interest substantially in accordance with loan terms. However, CNL-Capital continues to monitor each borrower's situation carefully and will take appropriate action to place CNL-Capital in a position to maximize the value of its investment.

Liquidity risk also exists from the possibility of borrower delinquencies on the mortgage loans held for sale or held to maturity. In the event of a borrower delinquency, the Company could suffer not only shortfalls on scheduled payments but also margin calls by the lenders that provide the warehouse facilities and the five-year note, subjecting the Company to unanticipated cash outflows. The Company is obligated under the provisions of its mortgage warehouse facilities and its five-year note to pay down certain debt associated with borrower delinquencies or defaults within a required time frame. Most properties acquired on the mortgage warehouse facilities are required to be sold within a certain time frame. Any delinquency, default or delay in the resale of properties financed through one of these facilities would generally result in an immediate pay-down of the related debt and may restrict the Company's ability to find alternative financing for these specific assets. The Company's debt, excluding bonds payable, generally provides for cross-default triggers. A default of a mortgage warehouse facility, for example from a failure to make a margin call, could result in other Company borrowings becoming immediately due and payable.

For those borrowers who have experienced financial difficulties or who have defaulted under their loans, management has estimated the loss or impairment on the related investments and included such charge in earnings through December 31, 2003. However, management acknowledges that the estimation process is challenging due to the number of possible outcomes that may result from a default situation. While management believes it has recorded appropriate reserves at December 31, 2003 based on an assessment of specific borrowers' financial difficulties, facts may develop in future periods that may suggest the need for larger reserve charges.

As of March 12, 2004,  CNL-Capital is under  negotiations  to provide  temporary debt service relief to a borrower/tenant who is experiencing liquidity difficulties. CNL-Capital anticipates lowering the interest rate over the next twelve months on eight mortgage loans to provide the necessary debt service relief to the borrower/tenant. Repayment terms would go back to the original terms starting with the thirteenth month. This temporary debt service relief will have a $1.5 million negative impact to cash flows of CNL-Capital over the next twelve months. Management does not believe that this temporary decline in cash flows will have a material adverse effect on the overall liquidity of the Company.

Additional liquidity risks include the possible occurrence of economic events that could have a negative impact on the franchise securitization market and affect the quality or perception of the loans or leases underlying CNL-Capital's previous securitization transactions. The Company conducted its previous securitizations using bankruptcy remote entities. These entities exist independent from the Company and their assets are not available to satisfy the claims of creditors of the Company, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in these transactions have been affirmed unlike the ratings of many competitors' loan pools that have been downgraded. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. Should the loans underlying the securities default, and the securities undergo a negative ratings action, CNL-Capital could experience material adverse consequences impacting its ability to continue earning income as servicer, and its ability to engage in future profitable securitization transactions. CNL-Capital holds an interest in the following securitizations (referred to as the 1998-1 and 1999-1 residual interests), the assets and liabilities of which are not consolidated in the Company financial statements:


                                                                                 December 31, 2003
                                                                      -----------------------------------------
                                                                                   (In Thousands)
                                                                       Mortgage loans in   Bonds outstanding
                                                                          pool at par      at face value (1)
                                                                      -----------------------------------------

     Loans and debt supporting 1998-1 Certificates issued by CNL
        Funding 1998-1, LP                                              $     192,801        $     191,144
     Loans and debt supporting 1999-1 Certificates issued by CNL
        Funding 1999-1, LP                                              $     229,044        $     229,044
                                                                      -----------------------------------------

                                                                        $     421,845        $     420,188
                                                                      =========================================

(1)  Certain   bonds  in  both  the  1998-1  and  1999-1   pools  are  owned  by
     CNL-Investments; the aggregate amount of these bonds of $27,563 appears as investments in the consolidated financial statements of the Company.

Management believes that the Investment Property Sales Program will continue to be successful, but not without risks. Management believes that the recent tax law changes decreasing, but not eliminating capital gains taxes, are not significant enough to dissuade demand created by property buyers seeking continued tax deferrals. However any sweeping new proposal to eliminate the capital gains tax could negatively impact demand. An increase in general levels of interest rates could result in buyers requiring a higher yield. Neither the rate of return on leased properties nor the rate of return required by a buyer correlate directly with prevailing interest rates. Net lease properties acquired in anticipation of sales through the Investment Property Sales program can typically be leased to tenants at a rate that exceeds the rate a buyer is willing to accept. CNL-Capital is at risk, however, that any interest rate increases causing buyers to demand higher yields may not be matched with higher yields from tenants. This risk could cause CNL-Capital to experience lower average gains or even losses on the future sales of Investment Property Sales properties.

o    Real Estate Segment (CNL-Investments)

CNL-Investments' demand for funds are predominantly interest expense, operating expenses, reinvestment of disposition proceeds and distributions to the Company. CNL-Investments' cash flows primarily consist of rental income from tenants on restaurant properties owned, interest income on mortgage loans, dispositions of properties and income from holding interests in prior loan securitizations including those originated by predecessor entities of CNL-Capital. CNL-Investments had cash and cash equivalents of $4.4 million, $5.3 million and $10.2 million at December 31, 2003, 2002 and 2001, respectively.

CNL-Investments' management believes the availability on its line of credit will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing assets and reinvesting the proceeds in high-yielding investments and cash from operating activities.

Indebtedness

From time to time, CNL-Investments will borrow amounts available under its Revolver to fund operating expenses. Borrowing resources at December 31, 2003 for CNL-Investments include:


                                            (In thousands)
                                   Amount Used     Capacity        Maturity     Interest Rate (1)
                                  -------------- -------------- --------------- ------------------

Revolver                              $   2,000      $  30,000     Oct 2004           3.62%
Note payable (2)                            605          5,000       2005             4.40%
Series 2000-A bonds payable             252,477        252,477    2009-2017           7.94%
Series 2001 bonds payable               118,690        118,690     Oct 2006           1.70%
Series 2003 bonds payable                24,906         24,906    2005-2010           5.67%
                                  -------------- --------------
                                     $  398,678     $  431,073
                                  ============== ==============

(1) Excludes debt issuance and other related costs.

(2) CNL-Investments did not renew the remaining $4.4 million available under the note payable when it matured in January 2004.

CNL-Investments provides a guaranty of up to ten percent of CNL-Capital's five year term financing. CNL Investments also provides a 100 percent guaranty on CNL-Capital's Subordinated Debt Facility.

CNL-Investments' short-term debt consists of a $30 million revolving line of credit (the "Revolver") entered into in October 2001 with the Bank. CNL-Investments utilizes the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. The Revolver matured in October 2003, and at that time CNL-Investments exercised its one-year renewal option.

In January 2003, a subsidiary of CNL-Investments, entered into a Master Credit Facility Agreement ("the Note Payable") with CNL Bank, an affiliate. The Note Payable had a total borrowing capacity of $5 million and was established for the purpose of financing the acquisition and redevelopment of real estate properties. At December 31, 2003, the Company had $0.6 million outstanding relating to this Note Payable. Amounts outstanding are collateralized by mortgages on certain real property, bear interest at LIBOR plus 325 basis points per annum and require monthly interest only payments until maturity in 2005. The unused portion of $4.4 million on the credit facility expired in January 2004 and management of CNL-Investment elected not to extend the available capacity.

CNL-Investments also has medium-term note and long-term bond financing, referred to collectively as bonds payable, that was used to restructure the Company's indebtedness. Rental income received on 379 properties and interest income received on 34 mortgage loans and four equipment leases pledged as collateral on medium and long-term financing is used to make scheduled reductions in bond principal and interest.

Some sources of debt financing require that CNL-Investments maintain certain standards of financial performance such as a fixed-charge coverage ratio, and impose a limitation on the distributions from CNL-Investments to the Company tied to funds from operations. Any failure to comply with the terms of these covenants could constitute a default and may create an immediate need to find alternate borrowing sources.

Liquidity Risks

Liquidity risks within the real estate business include the potential that a tenant's financial condition could deteriorate, rendering it unable to make lease payments. Generally, CNL-Investments uses a triple-net lease to lease its properties to its tenants. The triple-net lease is a long-term lease that requires the tenant to pay expenses on the property. The lease somewhat insulates CNL-Investments from significant cash outflows for maintenance, repair, real estate taxes or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted and in the event of tenant bankruptcy, CNL-Investments may be required to fund certain expenses in order to retain control or take possession of the property and its operations. This could expose CNL-Investments to successor liabilities and further affect liquidity.

Management is aware of multi-unit tenants that are also experiencing financial difficulties. In the event the financial difficulties continue, CNL-Investments' collection of rental payments could be interrupted. At present, most of these tenants continue to pay rent substantially in accordance with lease terms. However, CNL-Investments continues to monitor each tenant's situation carefully and will take appropriate action to place CNL-Investments in a position to maximize the value of its investment. For those tenants who have experienced financial difficulties or have defaulted under their leases, management has estimated the loss or impairment on the related properties and included such charge in earnings through December 31, 2003. However, management acknowledges that the estimation process is challenging due to the number of possible outcomes that may result from a default situation. While management believes it has recorded an appropriate impairment charge at December 31, 2003, based on its assessment of the tenants' financial difficulties and its knowledge of the properties, facts may develop in future periods that may suggest the need for a larger impairment charge.

In October 2003, a tenant of CNL-Investments, Chevy's Holding, Inc. and numerous operating subsidiaries, ("Chevy's") filed for voluntary bankruptcy under the provisions of Chapter 11. Chevy's operates the Chevy's, Rio Bravo and Fuzio concepts. CNL-Investment owns 22 Chevy's units, with a total investment of $56.6 million. As of December 31, 2003, Chevy's has rejected 16 of the 22 leases. Management has recorded impairments relating to some of these sites and expects these rejected sites to be re-leased or sold. Chevy's has paid rent on the six remaining sites since filing bankruptcy in October 2003.

In February 2004, The Ground Round, Inc. ("Ground Round"), a tenant of CNL-Investments, filed for voluntary bankruptcy under the provisions of Chapter
11. Ground Round operates the Ground Round and Tin Alley Grills concepts. CNL-Investments owns 12 units, with a total investment of $12.9 million. Ground Round had closed eight of these sites as of the bankruptcy filing. CNL-Investments did not collect the February rents but anticipates collecting the March rents in accordance with bankruptcy provisions. As of March 12, 2004, Ground Round had neither affirmed nor rejected the 12 leases and CNL-Investments had determined that no impairment provisions were deemed necessary. Management will continue to monitor developments surrounding the bankruptcy, including the potential rejection of some or all of these leases.

As of March 12, 2004, CNL-Investments is under negotiations to provide temporary rent forbearance to a tenant who is experiencing liquidity difficulties. CNL-Investments anticipates forbearing the collection of partial rents over the next twelve months on ten sites to provide the necessary rent relief. Under the proposed negotiations, the tenant will pay the amounts deferred under the forbearance agreement over five years. This temporary forbearance on the rents will have a $1.8 million negative impact to cash flows of CNL-Investments over the next twelve months but will be collected between months 13 through 72.

CNL-Investments has experienced tenant bankruptcies and may commit further resources in seeking resolution to these properties including funding restaurant businesses directly or on behalf of successor tenants. For example, where the value of the leased real estate is linked to the financial performance of the tenant, CNL-Investments may allocate capital to invest in turnaround opportunities. As of December 31, 2003 the Company owned, through an investment of $1.8 million, the business restaurant operations of twelve Denny's restaurants that represented a strategic move to preserve the Company's real estate investment when the franchisee of the restaurants experienced severe financial difficulties. CNL-Investment has since successfully disposed of the real estate and plans to sell its investment in the business by the end of 2004. This activity is not a core operation or competency of the Company and is only undertaken in situations where management believes the course of action best preserves the Company's position in the real estate or loan investment.

Certain net lease properties are pledged as collateral for the Series 2000-A and Series 2001 triple-net lease mortgage bonds payable. In the event of a tenant default relating to pledged properties, the Company may elect to contribute additional properties or substitute properties into these securitized pools from properties it owns not otherwise pledged as collateral. These pools contain properties potentially impacted by the recent bankruptcy filing of Chevy's and the financial difficulties of other restaurant operators. Management is evaluating the impact to the pools, including any need to identify substitute properties. In the event that CNL-Investments has no suitable substitute property, the adverse performance of the pool might inhibit the Company's future capital raising efforts, including the ability to refinance the Series 2001 bonds maturing in 2006. The Series 2000-A and Series 2001 financings include certain triggers relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal pay down on the outstanding bonds is accelerated.

Off-Balance Sheet Transactions

The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. The Company holds a residual interest in approximately $422 million in loans transferred to unconsolidated trusts that serve as collateral for the long-term bonds discussed in "Liquidity and Capital Resources - Specialty Finance Segment (CNL-Capital). Recent accounting pronouncements have not required the consolidation of these trusts.

Interest Rate Risk

Floating interest rates on variable rate debt expose the Company to interest rate risk. The Company invests in assets with a fixed return by sometimes financing a portion of them with variable rate debt. As of December 31, 2003, the Company's variable rate debt includes the following:

   o  $2 million on its Revolver;

   o  $94 million on its mortgage warehouse facilities;

   o  $182 million on the June 2002 five-year financing;

   o  $119 million outstanding on the Series 2001 bonds; and

   o  $25 million outstanding on the Series 2003 bonds.

Generally, the Company uses derivative financial instruments (primarily interest rate swap contracts) to hedge against fluctuations in interest rates from the time it originates fixed-rate mortgage loans and leases until the time they are sold. The Company generally terminates certain of these contracts upon the sale of the loans or properties, and both the gain or loss on the sale of the loans and the additional gain or loss on the termination of the interest rate swap contracts is recognized in the consolidated statement of operations.

Additionally, the Company uses interest rate swaps and caps to hedge against fluctuations in variable cash flows on a portion of its floating rate debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Under a cap purchase, a third party agrees to assume any interest costs above a stated rate. Changes in the values of the Company's current interest rate swaps and caps are reflected in other comprehensive income.

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

The Company has entered into the following cash flow hedges and interest rate caps that are outstanding as of December 31, 2003. The net value associated with these hedges is reflected on the Company's Consolidated Balance Sheets:

                                                                                                     Estimated
                                                                                                     Value
                                                                                                     (Liability)
                                                                                                     (in
                                                                                                     thousands)
                                       Notional         Cap Strike                                   at
                                      Amount (In         Price or        Trade        Maturity       December
   Type of Hedge                      Thousands)        Swap Rate         Date          Date         31, 2003
   -----------------------------     --------------    -------------    ----------    ----------     -----------

   Pay Fixed Rate - Receive
        Floating Rate Swap              $  144,418           6.590%      6/14/02       3/15/22         $ (10,772 )
   Interest Rate Cap                       132,000           4.500%      9/28/01      12/25/06               730
   Interest Rate Cap                        30,000           3.500%     12/17/03       2/1/11                953

Management estimates that a one-percentage point increase in short-term interest rates for the year ended December 31, 2003 would have resulted in additional interest costs of approximately $2.7 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

   o The Company's real estate accounting differs for assets held by its two operating segments based upon management's intention with respect to such asset's disposition.

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

   o "Mortgage loans held for sale" were loans originated that the Company intended to sell or securitize. They were recorded at fair market value which was estimated using quoted prices, the present value of the expected cash flows and the estimated impact of any defaults, and may have been recorded at an amount greater than cost. In December 2003, the Company re-designated the majority of these loans to reflect the Company's intention to hold them to maturity and terminated the related derivative instrument hedging these loans.

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

   o Management reviews, no less than annually, its long-lived assets for impairment or potential loss as events or circumstances indicate that the carrying amount of the assets may not be recoverable. Management compares the estimated future undiscounted cash flows, including the residual value of the property or collateral, with the carrying cost of the individual asset. If impairment is indicated, the assets are adjusted to the estimated fair value. In addition, management evaluates the carrying value of goodwill on a periodic basis to determine if an impairment is deemed necessary.

   o The Company has also entered into certain derivative contracts in order to hedge its exposure to fluctuations in interest rates on variable rate debt qualifying for treatment as cash flow hedges. As long as this certain criteria for hedge accounting are met the changes in fair value of these contracts is reflected in other comprehensive income (loss) and as a component of stockholders' equity. If the requirements are not met, changes in the fair value of these contracts are reflected in earnings.

   o Valuation of deferred tax assets. The Company accounts for federal and state income taxes with respect to its TRS subsidiaries using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event that these assumptions change the deferred taxes may change.

      Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The valuation allowance is based on the Company's estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Should the Company determine it would not be likely to realize in full the deferred tax asset in the future, the Company would record a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized. An adjustment to the deferred tax asset would decrease income in the period the determination was made.

      In estimating future taxable income, the Company must estimate future income using historical data, the expected growth rate of revenues and expenses, the effect of capital expenditures, and future market and economic conditions. Variability of these and other assumptions could result in an inability to recover the carrying value of the deferred tax assets.

New Accounting Pronouncements.

The implementation of certain accounting pronouncements have not had a material impact on the Company's results of operations. In January 2003, the Financial Accounting Standards Board (the "FASB") issued FAS Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities no later than the first fiscal year or interim period ending after December 15, 2003. Management adopted this standard in 2003 which resulted in the consolidation of two of the Company's previously unconsolidated subsidiaries. Adoption of this standard did not change the Company's accounting for the Company's bankruptcy remote securitization entities. The Company restated all prior periods presented to conform with the 2003 presentation. The consolidation did not significantly impact the Company's financial position or results of operations.

In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities". This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Company does not expect that the application of this Interpretation will have a significant effect on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Some of the examples of financial instruments covered by FAS 150 include shares that are mandatorily redeemable, and other financial instruments that embody an obligation to repurchase outstanding shares or a conditional obligation that requires settlement by issuing a variable number of the entity's shares. FAS 150 also requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FAS deferred implementation of FAS 150, as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations Project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have a material impact on the Company's results of operations.

Results from Operations

The Company generated net income of $42.4 million and $35.6 million and generated a loss of $24.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The 19 percent increase in net income in 2003 as compared to 2002 was the result of a combination of factors including lower general, operating and administrative expense and decreased losses in the mortgage loans held for sale. The Company undertook an initiative to reduce general operating expenses by transferring certain functions out of the Company as described below. In addition, property expenses were lower in 2003 as compared to 2002 due to resolutions of 2002 bankruptcies and selling vacant properties that incurred property expenses during 2002. The Company also benefited from a decrease in interest expense resulting from low interest rates in the economy as well as having lower amounts outstanding under its credit facilities than in 2002. The decrease in amounts outstanding under its credit facilities was the result of paying down principal in accordance with loan repayment terms, selling properties financed with debt under the Investment Sales Program and not having to borrow as much due to low originations volume. The loss during 2001 was primarily the result of the Company recording provisions for loan losses and impairment provisions relating to several tenant and borrowers who experienced financial difficulties or filed for bankruptcy. Net earnings in 2003 and 2002 also benefited from creating the Investment Property Sales Program that only had a partial year benefit in 2001.

The following discussion of results from operations is by segment. All segment results are before eliminating adjustments and results of the holding company. As a result, the sum of amounts applicable to each segment will not, in some cases, equal the Company total amount reflected in the condensed consolidated statement of operations. Company earnings by segment reflect restatements for prior periods resulting from consolidating previously unconsolidated entities in accordance with the implementation of new accounting pronouncements. Company earnings are as follows for each of the years ended December 31:

                                                                      (In Millions)
                                                      % of                        % of                      % of
Net income/(loss) by segment              2003         Total         2002          Total         2001       Total
                                        ----------    --------    -----------    ----------    ---------    -------

Real estate segment                       $  27.7       65%        $  23.2           65%       $ (22.8 )     (93% )
Specialty finance segment                    14.9       35            12.6           35            0.4         2
Other holding company results,
   results for periods prior to
   segment reporting and
   consolidating eliminations                (0.2)      --            (0.2  )        --           (2.1 )      (9  )
                                        ----------    --------    -----------    ----------    ---------    -------
     Net income/(loss)                    $  42.4      100%        $  35.6          100%       $ (24.5 )    (100% )
                                        ==========    ========    ===========    ==========    =========    =======

o The real estate segment posted a 19 percent increase in earnings in 2003. The improved operating performance was due to incurring lower general, operating and administrative expenses, interest expense and property expenses in 2003 as compared to 2002. The real estate segment posted earnings in 2002 as compared to a loss in 2001 that resulted when $28.2 million in loan reserves and $26.9 million in real estate impairments were recorded in 2001 in connection with certain borrower and tenant delinquencies. Exclusive of these charges in each year, the improved performance of the real estate segment during the comparative years reflects the 2002 initiative to sell vacant and under-performing properties and use the proceeds to reduce debt. The sales resulted in a net gain of $3.3 million and generated sales proceeds that were applied to reduce the business segment's overall debt by $44.7 million during 2002.

o The specialty finance segment reported an 18 percent increase in earnings in 2003 as compared to 2002 due to a one time benefit from income taxes of approximately $6.5 million. The benefit resulted from the reversal of the valuation allowance on deferred tax assets, as further described below. Absent this one time benefit, operating results would have decreased by 33 percent to $8.4 million in 2003, as compared to $12.6 million in 2002. Despite a decrease in interest expense, overall net income was lowered by an increase in provisions for loan losses and a decrease in the net spread between the segment's rental and interest income and its interest expense. The decrease in the spread was primarily due to a decrease in rental income from lower originations volume and less inventory levels available to earn this spread income pending the sale of the properties under the Investment Property Sales Program. Operating results of $12.6 million were higher in 2002 as compared to operating results of $0.4 million in 2001 due to the expansion of the Investment Property Sales Program which sold $288 million of real estate properties during 2002 as compared to $128 million in 2001, representing an increase of 125 percent. Gains from these sales were $24.6 during 2002 as compared to $10.1 during 2001, representing an increase of 144 percent.

Revenues

                                                              For the year ended December 31,

    Total revenues by segment (in                         % of                   % of                    % of
       millions)                               2003       Total       2002       Total        2001       Total
                                              --------    ------     --------    -------     --------    ------

    Real estate segment                        $ 85.2      75%       $   88.6        26%        $ 88.7      32%
    Specialty finance segment*                   32.3      28           250.8        75          190.1      69
    Other holding company results,
       results for periods prior to
       segment reporting and
       consolidating eliminations                (3.2)     (3  )         (3.2 )      (1 )        (4.4)      (1 )
                                              --------    ------     --------    -------     --------    ------
         Total revenues*                      $ 114.3     100%        $ 336.2       100%       $ 274.4     100%
                                              ========    ======     ========    =======     ========    ======

* See discussion below for accounting treatment of sales of restaurant properties as discontinued operations.

Revenues are discussed based on the individual segment results beginning with the results of the real estate segment through CNL-Investments:

                                                             For the year ended December 31,

   Real estate segment revenues by                      % of                   % of                    % of
      line item (in millions)                2003       Total      2002       Total        2001       Total
                                            --------    -------  ---------    -------     -------     ------
   Rental income from operating
      leases and earned income from
      direct financing leases                 $72.1     85%       $ 72.1        81%       $ 73.3       82%
   Interest income from mortgage
      equipment and other notes
      receivable                                4.2      5           4.2        5            4.3        5
   Investment and interest income               4.5      5           4.8        5            5.1        6
   Other income                                 4.4      5           7.5        9            6.0        7
                                            --------    -------  ---------    -------     -------     ------
        Total segment revenues               $ 85.2      100%     $ 88.6       100%       $ 88.7      100%
                                            ========    =======  =========    =======     =======     ======

The rental revenue from vacant and other properties sold was classified as a component of discontinued operations for all periods presented and was not included in the segment revenues above. The combined amount of rental income from operating leases and earned income from direct financing leases from continuing operations for 2003, 2002 and 2001 did not change significantly for each of the years presented.

Other income in the real estate segment decreased during 2003 as compared to 2002 as a result of decreased billings of direct costs to third parties using CNL-Investments for property management services. During 2003, the Company transferred certain functions to CFG, an affiliate, thereby reducing general and operating expenses, as well as reducing the billings of these expenses collected from third parties. Other income was higher in 2002 as compared to each of 2003 and 2001 due to the fact that during 2002, the Company earned disposition fees and recorded as income the settlement proceeds collected from one of its tenants who filed for bankruptcy. No such amounts were recorded during 2003 or 2001.

The revenues of the specialty finance segment through CNL-Capital are more variable than those of the real estate segment. The following table provides additional information relating to the revenues of this segment:

                                                             For the year ended December 31,
   Specialty finance segment
      revenues by line item (in                         % of                    % of                    % of
      millions)                              2003       Total        2002       Total        2001       Total
                                            --------    -------    ---------    -------     -------     ------
   Sale of real estate                       $ --         --%      $ 209.5        84%      $ 128.5       68%
   Rental income from operating
      leases and earned income from
      direct financing leases                  --         --           7.7         3          15.4        8
   Interest income from mortgage
      equipment and other notes
      receivable                               25.6       79          30.4        12          36.6       19
   Investment and interest income               0.8        2           1.4        --           1.5        1
   Net decrease in value of mortgage
      loans  held  for  sale,   net  of
      related hedge                            (1.9)      (5 )        (5.4 )      (2 )       (5.1)       (3 )
   Gain on sale of mortgage loans                --                     --                    4.1         2
   Other income                                 7.8        24          7.2         3          9.1         5
                                            --------    -------    ---------    -------     -------     ------
                                             $ 32.3       100%     $ 250.8       100%      $ 190.1      100%
                                            ========    =======    =========    =======     =======     ======

The comparability of the specialty finance segment revenues is significantly impacted by the method of accounting for its sales of real estate that are recorded pursuant to discontinued operations guidance. This program was not started until 2001. The following information presents the Investment Property Sales Program sales:


Specialty finance segment Investment Property Sales                      For the year ended December 31,
     Program sales (in millions)                                  2003             2002             2001
                                                             ------------    -------------     -----------
Sale of real estate, as reported                                   $  --         $  209.5       $ 128.5
Cost of real estate sold, as reported                                 --           (193.2)       (118.4  )
Gain on disposal of discontinued operations, net as
      reported                                                      24.9              8.3            --
                                                             ------------    ------------     -----------

         Total gains from Investment Property Sales
            Program sales                                        $  24.9         $   24.6       $  10.1
                                                             ============    ============     ===========

CNL-Capital sold 147, 182 and 90 properties under the Investment Property Sales Program in 2003, 2002 and 2001, respectively. Additional information on actual proceeds, purchases and related gains is located in "Liquidity and Capital Resources - Specialty Finance Segment (CNL-Capital) - Investment Property Sales Program."

Other matters impacting the comparability of the various components of revenues during the three years ended December 31, 2003, 2002 and 2001 include:

o Rental income from operating leases reflects a decrease because in 2002 and 2001, rental revenues associated with properties acquired after December 31, 2001 were recorded as a component of income from discontinued operations while properties acquired prior to January 1, 2002 were recorded in rental income. Beginning January 1, 2003, however, these revenues are recorded in discontinued operations regardless of the date of acquisition. All properties owned by this segment are held with the intent to be sold.

o Interest income from mortgage, equipment and other notes receivable decreased 16 percent and 17 percent during 2003 and 2002, each as compared to the previous year, as a result of normal principal repayments as well as foreclosure actions, the modification of terms and other impacts of delinquent loans between years. The Company has not originated new mortgage loans since May of 2001, focusing instead on the opportunity to refer potential borrowers to CNL-Capital's financial institution partner.

o Despite a hedging strategy designed to address market volatility in the value of loans held for sale, the loan valuation increases associated with decreases in interest rates for mortgage loans held for sale, net of related hedge, were more than offset by estimated potential default losses and valuation decreases (liability increases) in hedge contracts. The results improved in 2003 as compared to 2002 due to improvements in the hedge valuations partially offset by increased potential default related loan reserves. In addition, the decrease in 2003 resulted from CNL-Capital's sale of its remaining loans to CNL-Investments in conjunction with CNL-Investments issuing bonds on the new 2003 pool.

o Investment and interest income associated with retained interests in the off balance sheet loan pools decreased by 43 percent in 2003 as a result of certain pool defaults and prepayments in 2002 and 2003.

o During 2001, CNL-Capital sold a portfolio of approximately $127 million in loans through private market sales channels resulting in a gain on sale of mortgage loans of $4.1 million. No such sales occurred during 2002 and 2003.

o Other income reflects, among other items, fees from advisory services, servicing income and referral fees for loans and other products from the Bank. Other income was 21 percent lower during 2002 as compared to 2001 due to a decrease of approximately $0.8 million in referral fees from the Bank in 2002 as compared to 2001. Other income was higher in 2001 as compared to each of 2003 and 2002 by approximately $1 million due to the Company selling approximately $127 million in loans during 2001 using private market sales channels. The sale of these loans triggered the recognition of the remaining $1 million in deferred origination fees collected on these loans when they were originated.

Expenses

Excluding costs of sales, expenses decreased during 2003 and 2002, each as compared to the previous year. General operating and administrative expenses and interest expense were lower during 2003 and 2002, each as compared to the previous year, due to the Company's initiative of outsourcing some functions to reduce expenses. Interest expense was lower for each period presented due to declining interest rates and having lower amounts outstanding under its borrowings.

Cost of real estate sold is associated with the Investment Property Sales Program of the specialty finance segment and relates to properties held for sale at the end of 2001 that were sold by December 31, 2002. In 2002, costs associated with properties acquired after 2001 were required to be included as a component of the gain on disposal of discontinued operations, while in 2003 this treatment is required regardless of acquisition date. A table and related discussion of the comparative results is reported above under the discussion of related revenues.

General   operating   and   administrative   expenses   consist   primarily   of
payroll-related and legal and other professional expenses. The following table illustrates the comparative period expenses by segment:


                                                              For the year ended December 31,
    General operating and admini-
       strative expenses by segment (in                   % of                   % of                    % of
       millions)                               2003       Total       2002       Total        2001       Total
                                             --------    ------     --------    -------    --------     ------

    Real estate segment                       $ 9.0         36%       $ 11.8        42%      $ 8.8        30%
    Specialty finance segment                  18.6         74          19.0        67        22.6        76
    Other holding company results,
        results for periods prior to
       segment reporting and
       consolidating eliminations              (2.4)       (10 )        (2.4 )      (9 )      (1.8)       (6 )
                                             --------    ------     --------    -------    --------    ------
         Total general operating and
           administrative expenses           $ 25.2        100%       $ 28.4       100%     $ 29.6       100%
                                             ========    ======     ========    =======    ========    ======

o CNL-Investments' general operating and administrative expenses decreased by 24 percent during 2003 as compared to 2002 as a result of transferring certain financial and strategic functions, including transferring certain employees relating to the management of the external portfolios, to a subsidiary of CFG, an affiliate. General and administrative functions were 34 percent higher during 2002 as compared to 2001 because during 2002, CNL-Investments increased its workout activity to deal with several tenant defaults and bankruptcies that it did not experience during 2001. If CNL-Investments had not transferred certain functions to a subsidiary of CFG during 2003, general operating and administrative expenses would have been comparable between 2002 and 2003.

o CNL-Capital's general operating and administrative expenses were fairly constant between 2003 and 2002. General operating and administrative expenses decreased by 16 percent during 2002 as compared to 2001 due to CNL-Capital undertaking cost cutting initiatives in 2001 that included a reduction of employees. CNL-Capital has continued to control personnel and payroll related costs in this segment. In addition, general operating and administrative expenses in 2001 included higher legal expenses incurred due to resolution of troubled loans and were at levels higher than those incurred during 2003 and 2002.

Interest expense constitutes one of the most significant operating expenses, excluding cost of real estate sold by CNL-Capital, which is a component of the gain from the disposal of discontinued operations for properties acquired after 2001. Certain interest expense is included in operating results from discontinued operations. Components of interest expense from continuing operations are as follows:

                                                              For the year ended December 31,

    Interest expense by segment (in                       % of                   % of                    % of
       millions)                               2003       Total       2002       Total        2001       Total
                                              --------    ------     --------    -------    --------    ------

    Real estate segment                          $ 27.5      54%       $ 30.6        52%      $ 38.8      56%
    Specialty finance segment                      23.7      47          28.5        49         31.8      45
    Other holding company results and
       consolidating eliminations                  (0.6)     (1 )        (0.7 )      (1 )       (0.8)     (1 )
                                              --------    ------     --------    -------     --------    ------
         Total interest expense                  $ 50.6     100%       $ 58.4       100%      $ 69.8     100%
                                              ========    ======     ========    =======     ========    ======


o CNL-Investments decreased its level of debt throughout most of 2003 and 2002 through the sales of real estate. The segment realized a decrease of 10 percent and 21 percent in interest expense in 2003 and 2002, respectively, each as compared to the previous year. The decrease in 2002 resulted from the repayment of the Note Payable with proceeds of the Series 2001 Bonds issued in October 2001, which carried a lower rate of interest. Interest expense also decreased due a decline in weighted average balances outstanding on its borrowings during 2003 as compared to 2002.

o CNL-Capital has reduced its interest-bearing debt, partly due to holding lower inventory levels of properties held for sale. The reduction in available inventory occurred because CNL-Capital generated $194 and $288 million in Investment Property Sales properties throughout 2003 and 2002, respectively, while acquiring only $169 and $263 million, respectively, in new properties. Declining interest rates also contributed to lower interest expense in 2003 and 2002, each as compared to the previous year. The weighted average interest charged by the mortgage warehouse facilities to fund property acquisitions decreased from 5.13 percent to 4.07 percent to
     3.41 percent in 2001, 2002 and 2003, respectively. The decrease in the weighted average rates charged on borrowings from the mortgage warehouse facilities was partially offset by the 5.87 percent weighted average rate charged by the five-year financing of over $225 million entered into in June 2002. By removing these assets from warehouse financing, CNL-Capital complied with the terms of the warehouse facility and was able to preserve net spread resulting from the excess of the interest income received over the interest expense paid, despite the increased interest expense on the five-year financing.

Property expenses typically occur when properties are defaulted in the real estate segment. The Company recognized $0.9 million, $3.2 million and $2.0 million in property expenses during 2003, 2002 and 2001, respectively. Property expenses were higher in 2002 and 2001 due to three major tenants declaring bankruptcy and rejecting numerous leases that resulted in the Company incurring real estate taxes, insurance, repairs and maintenance and legal fees related to dealing with resolution of the assets within bankruptcies. Phoenix Restaurant Group, Inc. and its subsidiaries, (collectively referred to as "PRG") filed for bankruptcy in 2001 and Roadhouse Grill, Inc. ("Roadhouse Grill") and Houlihan's Restaurant Group ("Houlihan's") filed for bankruptcy in 2002. In 2003, fewer vacant properties were on hand incurring these expenses as opposed to 2002 and 2001. Some expenses formerly presented in this category associated with properties treated as discontinued operations are incorporated in the income or loss from discontinued operations for all years presented.

Depreciation and amortization expenses reflect the level of assets invested in leased properties held by the real estate segment. Certain of these expenses have been reflected as a component of discontinued operations. The specialty finance segment does not depreciate its properties held for sale, but along with CNL-Investments, CNL-Capital has recorded depreciation on office and computer equipment during 2003, 2002 and 2001, respectively. Depreciation and amortization expense during 2001 included goodwill amortization of $3.1 million. As a result of new accounting rules, no amortization of goodwill was recorded in 2002 and 2003.

CNL-Capital recorded a loss on termination of cash flow hedge of $0.5 million and $8.1 million in 2003 and 2001, respectively. Most of the loss in 2001 resulted when CNL-Capital focused on its Investment Property Sales Program instead of on securitizations. This change in focus was the result of changes in market conditions. The loss during 2003 relates to the prepayment of mortgage loans by a borrower causing CNL-Capital to pay down a portion of the related debt collateralized by these mortgage loans and to also unwind a portion of the related swap.

Impairments and provisions on assets consist of bad debt expense relating to receivables that management deemed uncollectible, provisions for loan losses associated with non-performing loans, valuation allowances associated with investments in the 1998-1 and 1999-1 residual interests and impairment provisions on properties (excluding impairments on properties treated as discontinued operations as described below). The following table illustrates the comparative period expenses by segment:


                                                            For the year ended December 31,

    Impairments and provisions on                        % of                   % of                    % of
       assets (in millions)                   2003       Total       2002       Total        2001       Total
                                            --------    ------     --------    -------     --------   ------

    Real estate segment                       $ 5.5      38%        $ 4.5        47%        $ 41.0      99%
    Specialty finance segment                   8.8      62           5.1        53            0.5       1
                                            --------    ------     --------    -------     --------    ------
                                             $ 14.3     100%        $ 9.6       100%        $ 41.5     100%
                                            ========    ======     ========    =======     ========    ======

CNL-Investments recorded provisions for loan losses of $0.8 million and $28.2 million during 2003 and 2001, respectively, associated with non-performing loans. The provisions for loan losses during 2001 related primarily to loans from PRG, which declared bankruptcy in 2001, based on questionable collectibility of the loans. CNL-Investments recorded impairment provisions of $4.7 million, $4.5 million and $12.8 million during 2003, 2002 and 2001, respectively, excluding impairments on properties treated as discontinued operations as described below. The impairments related to properties from defaulted tenants, including properties previously leased to PRG, Roadhouse Grill, Houlihan's and Chevy's, all of which declared bankruptcy during 2001 and 2002. The impairments represented the difference between the net carrying value of the properties and the estimated fair value of the properties.

CNL-Capital recorded provisions for loan losses of $4.7 million and $3.2 million in 2003 and 2002, respectively, associated with non-performing loans. Management evaluates its loan portfolio and records a reserve as potential losses become evident. CNL-Capital also recorded reserves or write-offs of $1.6 million, $1.9 million and $0.1 million during 2003, 2002 and 2001, respectively, relating to its 1998-1 and 1999-1 residual interests. CNL-Capital recorded these amounts based on its determination that a permanent impairment in value had occurred as a result of certain borrower delinquencies within these securitized pools. CNL-Capital also recorded bad debt expense of $2.5 million and $0.4 million during 2003 and 2001, respectively, relating to receivables that management elected to write-off.

Discontinued Operations

The Company accounts for certain of its revenues and expenses as originating from discontinued operations pursuant to Statement of Financial Accounting
Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires that sales of real estate, or the designation of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with these real estate assets, are included in the income statement as discontinued operations. CNL-Capital's Investment Property Sales program, a vital piece of its ongoing operating strategy, falls under the new guidance. Therefore, gains from properties sold under the Investment Property Sales program are included as discontinued operations, unless the gain was realized in 2002 for properties acquired before January 1, 2002. Income and expenses associated with Investment Property Sales program assets are also included in discontinued operations, except for 2002 income and expenses associated with properties acquired before January 1, 2002 and sold by December 31, 2002. In addition, CNL-Investments has designated certain real estate assets since December 31, 2001 as held for sale and has included income and expenses associated with the assets as well as the gain or loss from any dispositions of these assets as discontinued operations for all periods presented.

During 2002, the Company purchased the operations of certain restaurants. In December 2003, the Company decided to dispose of these restaurant operations. All operating results relating to these restaurant operations have been recorded as discontinued operations. The table below illustrates the treatment of discontinued operations by segment for each of the years ended December 31:


Income from discontinued operations
  by segment (in millions)                             2003          2002           2001
                                                   -------------  ------------   -----------

Real estate segment discontinued operations:
     Operating loss                                    $   (6.2 )     $  (6.6 )     $  (5.3 )
     Gains on disposal                                      3.7           3.3            --
Specialty finance segment discontinued operations:
     Operating income                                       5.9           3.2           0.4
     Gains on disposal                                     24.6           8.3            --
     Income tax benefit                                     6.3            --            --
                                                   -------------  ------------   -----------
       Total income (loss) from discontinued
          operations                                   $   34.3       $   8.2       $  (4.9 )
                                                   =============  ============   ===========

The operating loss of the real estate segment includes impairment provisions of $6.8 million, $8.9 million and $14.1 million during 2003, 2002 and 2001, respectively. These impairments related primarily to properties from defaulted tenants that were later designated as held for sale or sold through December 31, 2003. The operating income of the specialty finance segment includes impairment provisions of $1.4 million and $0.7 million during 2003 and 2002, respectively, that were related to properties designated as held for sale or sold through December 31, 2003. The restaurant operations generated revenues of $13.7 million and $2.4 million during 2003 and 2002, respectively, and generated related expenses of $14.2 million and $2.8 million, respectively.

Income Tax Benefit

The Company is primarily treated as a REIT and generally records no tax expense. However, effective January 1, 2001, the activities of CNL-Capital and certain activities of CNL-Investments are taxable pursuant to rules governing TRSs. The Company has not reflected an income tax expense to date through December 31, 2003. This is attributed to the following:

      o At the time of the election, differences existed between the tax and the financial reporting treatment of certain items such as loan loss reserves and reserves for impairment and depreciation. In the aggregate, these differences served to defer deductions and accelerate income reported for tax purposes prior to the TRS election, with the benefit of the reversal of such differences attributed to the TRS. This benefit gave rise to a deferred tax asset. Management did not believe that the realization of the deferred tax asset was more likely than not. Therefore the deferred tax asset was completely offset by a valuation allowance, and no benefit was recognized January 1, 2001.

      o As the CNL-Capital TRS generated earnings subsequent to its initial year, management reversed the extent of the valuation allowance, thus recognizing some net deferred tax asset as adjusted by current changes. This reversal created a net deferred tax asset that had generally approximated the cumulative tax being paid. As of December 31, 2003, CNL-Capital reversed the valuation allowance of $6.3 million previously recorded by the CNL-Capital TRS against its deferred tax asset. CNL-Capital determined that is was more likely than not that this deferred tax asset will be realized based on historical earnings and projected future income of CNL-Capital. As of December 31, 2003, the CNL-Investments TRS had a deferred tax asset of $0.8 million. This TRS has not yet generated any taxable income. Therefore, CNL-Investments established a valuation allowance to completely offset the deferred tax asset.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of CNL Restaurant Properties, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income/(loss), and of cash flows present fairly, in all material respects, the financial position of CNL Restaurant Properties, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 8 to the consolidated financial statements, on January 1, 2001 the Company changed its method of accounting for derivative financial instruments and on January 1, 2002 the Company adopted Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets", and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 12, 2004

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except for share data)

                                                                                      December 31,
                                                                             2003                     2002
                                                                        ----------------         ----------------
ASSETS

Real estate investment properties                                           $    542,972             $    553,730
Net investment in direct financing leases                                        103,662                  110,926
Real estate and restaurant assets held for sale                                  131,210                  185,718
Mortgage loans held for sale                                                       1,490                   37,407
Mortgage, equipment  and  other  notes  receivable, net of
   allowance of $13,964 and $12,062, respectively                                320,900                  334,499
Other investments                                                                 29,671                   32,163
Cash and cash equivalents                                                         36,955                   16,579
Restricted cash                                                                   12,462                    4,574
Receivables, less allowance for doubtful accounts
    of $872 and $1,182, respectively                                               3,382                    3,214
Accrued rental income                                                             25,935                   21,920
Goodwill                                                                          56,260                   56,260
Other assets                                                                      33,217                   26,460
                                                                       ------------------       ------------------
                                                                           $   1,298,116            $   1,383,450
                                                                       ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Revolver                                                                    $      2,000             $     14,000
Note payable                                                                     182,560                  203,207
Mortgage warehouse facilities                                                     93,513                  145,758
Subordinated note payable                                                         43,750                   43,750
Bonds payable                                                                    430,011                  424,508
Due to related parties                                                            25,038                    5,702
Other payables                                                                    34,096                   33,512
                                                                       ------------------       ------------------
    Total liabilities                                                            810,968                  870,437
                                                                       ------------------       ------------------

Minority interests, including redeemable partnership interest                      7,262                   18,862

Commitments and contingencies (Note 15)

Stockholders' equity:
    Preferred stock, without par value.  Authorized
       and unissued 3,000,000 shares                                                  --                       --
    Excess shares, $0.01 par value per share.
       Authorized and unissued 78,000,000 shares                                      --                       --
    Common stock, $0.01 par value per share.  Authorized
       62,500,000 shares, issued 45,286,297 and 45,286,297
       shares, respectively, outstanding 45,248,670 and
       45,248,670 shares, respectively                                               452                      452
    Capital in excess of par value                                               826,627                  816,745
    Accumulated other comprehensive loss                                         (14,447 )                (16,862 )
    Accumulated distributions in excess of net earnings                         (332,746 )               (306,184 )
                                                                       ------------------       ------------------
       Total stockholders' equity                                                479,886                  494,151
                                                                       ------------------       ------------------

                                                                           $   1,298,116            $   1,383,450
                                                                       ==================       ==================

          See accompanying notes to consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands except for share data and per share data)

                                                                               Year Ended December 31,
                                                                    2003                 2002                 2001
                                                                --------------       -------------        -------------
Revenues:
    Sale of real estate                                              $     --          $   209,498         $   128,480
    Rental income from operating leases                                61,293               67,939              74,558
    Earned income from direct financing leases                         10,890               11,892              12,387
    Interest income from mortgage, equipment and other
       notes receivables                                               29,807               34,555              40,831
    Investment and interest income                                      4,586                5,344               5,845
    Other income                                                        9,614               12,303              13,262
    Net decrease in value of mortgage loans
       held for sale, net of related hedge                             (1,853 )             (5,368 )            (5,070 )
    Gain on sale of mortgage loans                                         --                   --               4,120
                                                               ---------------      ---------------      --------------
                                                                      114,337              336,163             274,413
                                                               ---------------      ---------------      --------------
Expenses:
    Cost of real estate sold                                               --              193,179             118,372
    General operating and administrative                               25,208               28,433              29,592
    Interest expense                                                   50,576               58,401              69,750
    Property expenses                                                     933                3,241               1,954
    State and other taxes                                                 209                   88                 931
    Depreciation and amortization                                      12,521               13,133              17,715
    Loss on termination of cash flow hedges                               502                   --               8,060
    Impairments and provisions on assets                               14,250                9,626              41,488
                                                                                    ---------------      --------------
                                                               ---------------
                                                                      104,199              306,101             287,862
                                                               ---------------      ---------------      --------------
Earnings/(loss) from continuing operations before minority
    interest  in income of  consolidated  joint  ventures,
    equity in earnings of  unconsolidated  joint  ventures
    and loss on sale of assets                                         10,138               30,062             (13,449 )

Minority interest in income of consolidated joint ventures             (1,913 )             (2,409 )            (1,250 )

Equity in earnings of unconsolidated joint ventures                       108                  101                  98

Loss on sale of assets                                                   (157 )               (347 )            (1,138 )
                                                               ---------------      ---------------      --------------

Earnings/(loss) from continuing operations, net                         8,176               27,407             (15,739 )

Earnings/(loss) from discontinued operations, net of
   income tax benefit                                                  34,264                8,183              (4,872 )
                                                               ---------------      ---------------      --------------

Earnings/(loss) before cumulative effect of accounting
    change                                                             42,440               35,590             (20,611 )
                                                               ---------------      ---------------      --------------

Cumulative effect of accounting change                                     --                   --              (3,841 )
                                                               ---------------      ---------------      --------------

Net income/(loss)                                                 $    42,440       $       35,590         $   (24,452 )
                                                               ===============      ===============      ==============

          See accompanying notes to consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands except for share data and per share data)

                                                                               Year Ended December 31,
                                                                    2003                 2002                2001
                                                               ---------------      ---------------      --------------

Earnings/(loss) per share of common stock (basic and diluted):

       From continuing operations                                  $     0.18           $     0.61         $     (0.36 )

       From discontinued operations                                      0.76                 0.19               (0.11 )
                                                               ---------------      ---------------      --------------

       Before cumulative effect of accounting change                     0.94                 0.80               (0.47 )

       Cumulative effect of accounting change                              --                   --               (0.09 )
                                                               ---------------      ---------------      --------------

Net income/(loss)                                                  $     0.94           $     0.80         $     (0.56 )
                                                               ===============      ===============      ==============

Weighted average number of shares
    of common stock outstanding                                    45,248,670           44,620,235          43,589,985
                                                               ===============      ===============      ==============

          See accompanying notes to consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                            EQUITY AND COMPREHENSIVE
                            INCOME/(LOSS) Years Ended
                        December 31, 2003, 2002 and 2001
             (In thousands except for share data and per share data)


                                                                          Accumulated    Accumulated
                                    Common stock                         distributions     other                           Compre-
                               -----------------------   Capital in       in excess        compre-                         hensive
                                 Number        Par        excess of         of net         hensive                         income/
                               of shares      value       par value        earnings      income/(loss)       Total         (loss)
                               -----------  ----------  --------------   -------------   -------------    -------------   ----------

Balance at December 31, 2000   43,495,919     $   435    $    789,926    $   (182,865 )    $    242     $    607,738       $

Shares issued                     579,722           6           9,722              --            --            9,728

Stock issuance costs                   --          --          (1,494 )            --            --           (1,494 )

Net loss                               --          --              --         (24,452 )          --          (24,452 )    (24,452 )

Other comprehensive income,
    market revaluation on
    available for sale
    securities                         --          --              --              --           839              839         839

Cumulative effect adjustment
    to recognize  fair value
    of cash flow hedges                --          --              --              --        (5,172 )         (5,172 )     (5,172 )

Reclassification of cash
    flow hedge losses to
    statement of operations            --          --              --              --         8,060            8,060        8,060

Current period adjustment to
    recognize change in fair
    value of cash flow hedges,
    net of tax                         --          --              --              --        (2,599 )         (2,599 )     (2,599 )
                                                                                                                        ----------

Total comprehensive loss               --          --              --              --            --               --    $ (23,324 )
                                                                                                                        ==========

Distributions declared and
    paid ($1.52 per share)             --          --              --         (66,466 )          --          (66,466 )
                               -----------  ----------  --------------   -------------   -----------    -------------

Balance at December 31, 2001   44,075,641   $     441     $   798,154      $ (273,783 )       1,370          526,182    $

Shares issued                   1,173,354          11          20,088              --            --           20,099

Retirement of common stock           (325 )        --              (4 )            --            --               (4 )

Stock issuance costs                   --          --          (1,493 )            --            --           (1,493 )

Net income                             --          --              --          35,590            --           35,590        35,590

Other comprehensive loss,
    market revaluation on
    available for  sale
    securities                         --          --              --              --          (775 )           (775 )        (775 )

Current period adjustment to
    recognize  change in fair
    value of cash flow hedges,
    net of tax                         --          --              --              --       (17,457 )        (17,457 )     (17,457 )
                                                                                                                        -----------

Total comprehensive income             --          --              --              --            --               --    $   17,358
                                                                                                                        ===========

Distributions declared and
    paid ($1.52 per share)             --          --              --         (67,991 )          --          (67,991 )
                               -----------  ----------  --------------   -------------   -----------    -------------

Balance at December 31, 2002   45,248,670   $     452         816,745        (306,184 )     (16,862 )        494,151
                               ===========  ==========  ==============   =============   ===========    =============

          See accompanying notes to consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                            EQUITY AND COMPREHENSIVE
                            INCOME/(LOSS) Years Ended
                        December 31, 2003, 2002 and 2001
             (In thousands except for share data and per share data)


                                                                          Accumulated    Accumulated
                                    Common stock                         distributions     other                           Compre-
                               -----------------------   Capital in       in excess        compre-                         hensive
                                 Number        Par        excess of         of net         hensive                         income/
                               of shares      value       par value        earnings      income/(loss)       Total         (loss)
                               -----------  ----------  --------------   -------------   -------------    -------------   ----------

Balance at December 31, 2002   45,248,670   $     452     $   816,745      $ (306,184)      (16,862)       494,151         $

Acquisition of minority
   interest                            --          --          11,375              --            --         11,375

Stock issuance costs                   --          --          (1,493 )            --            --         (1,493 )

Net income                             --          --              --          42,440            --         42,440          42,440

Reclassification of market
    revaluation  on available
    for sale securities to
    statement of operations            --          --              --              --           (78 )          (78 )           (78 )

Reclassification of cash
    flow hedge losses to
    statement of operations            --          --              --              --           502            502             502

Current period adjustment to
    recognize  change in fair
    value of cash flow hedges,
    net of $1,750 in tax benefit       --          --              --              --         1,991          1,991           1,991
                                                                                                                        -----------

Total comprehensive income             --          --              --              --            --             --      $   44,855
                                                                                                                        ===========

Distributions declared and
    paid ($1.52 per share)             --          --              --         (69,002 )          --        (69,002 )
                               -----------  ----------  --------------   -------------   -----------    -----------

Balance at December 31, 2003   45,248,670     $   452    $    826,627    $   (332,746 )  $  (14,447 )   $  479,886
                               ===========  ==========  ==============   =============   ===========    ===========

          See accompanying notes to consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Year Ended December 31,
                                                                           2003                 2002             2001
                                                                       --------------       -------------    -------------
Cash flows from operating activities:

   Net income/(loss)                                                      $   42,440         $   35,590        $   (24,452)
   Adjustments to reconcile net income/(loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                        13,466             14,826            19,646
         Impairments and provisions on assets                                 22,405             19,165            55,595
         (Gain)/loss on sales of assets                                       (3,475 )           (2,947 )           1,137
         Gain on sale of mortgage loans                                           --                 --            (4,120 )
         Income tax benefit                                                   (6,346 )               --                --
         Cumulative effect of accounting change                                   --                 --             3,841
         Net decrease in value of mortgage loans held for sale,
             net of related hedge                                              1,853              5,368             5,070
         Proceeds from sale of loans                                              --                 --           105,975
         Investment in mortgage loans held for sale                             (112 )             (226 )         (94,520 )
         Collection on mortgage loans held for sale                            7,635             16,356            24,604
         Changes in inventories of real estate held for sale                  29,618             45,471           (46,704 )
         Changes in other operating assets and liabilities                       888            (22,016 )           2,662
                                                                       --------------      --------------   --------------
      Net cash provided by operating activities                              108,372             111,587           48,734
                                                                       --------------      --------------   --------------

Cash flows from investing activities:
   Additions to real estate investment properties                                 --              (7,212 )        (26,052 )
   Proceeds from sale of assets                                               25,312              67,085           12,659
   Decrease/(increase) in restricted cash                                     (7,888 )             6,357           (9,055 )
   Investment in joint venture                                                    --                (150 )            (10 )
   Investment in mortgage, equipment and other notes receivable                   --              (6,607 )        (11,458 )
   Collection on mortgage, equipment and other notes receivable               29,075              15,481            9,325
   Proceeds from sale or maturities of securities                                 19                  --              982
                                                                       --------------      --------------   --------------
      Net cash provided by (used in) investing activities                     46,518              74,954          (23,609 )
                                                                       --------------      --------------   --------------

          See accompanying notes to consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)

                                                                                      Year Ended December 31,
                                                                           2003                 2002                 2001
                                                                      ---------------      ---------------      ---------------
   Cash flows from financing activities:
      Payment of stock issuance costs                                   $     (1,493 )       $    (1,493 )        $    (1,493 )
      Proceeds from borrowings on credit facility, note
         payable and subordinated note payable                                34,104             249,334               63,949
      Payment on credit facility, note payable and
         subordinated note payable                                           (66,751 )           (90,874 )           (159,666 )
      Proceeds from borrowings on mortgage warehouse facilities              124,127             189,901              325,264
      Payments on mortgage warehouse facilities                             (176,372 )          (474,312 )           (358,860 )
      Issuance of bonds                                                       24,906                  --              177,223
      Retirement of bonds payable                                            (19,403 )           (16,436 )            (10,066 )
      Payment of loan costs and bond issuance costs                           (2,231 )               (27 )             (9,634 )
      Proceeds from sale of shares                                                --               9,750                3,692
      Loan from stockholder                                                   18,710              11,750                8,708
      Retirement of shares of common stock                                        --                  (4 )                 --
      Distributions to minority interest                                      (1,867 )            (1,484 )               (234 )
      Distributions to stockholders                                          (68,244 )           (67,991 )            (66,466 )
                                                                      ---------------      --------------       --------------
             Net cash used in financing activities                          (134,514 )          (191,886 )            (27,583 )
                                                                      ---------------      --------------       --------------

Net increase (decrease) in cash and cash equivalents                          20,376              (5,345 )             (2,458 )

Cash and cash equivalents at beginning of year                                16,579              21,924               24,382
                                                                      ---------------      --------------       --------------

Cash and cash equivalents at end of year                                $     36,955          $   16,579          $    21,924
                                                                      ===============      ==============       ==============

Supplemental disclosures of cash flow information:

      Interest paid                                                     $     48,114         $    52,704          $    58,417
                                                                      ===============      ==============       ==============

      Interest capitalized                                                $       95          $      113            $     568
                                                                      ===============      ==============       ==============

      Income taxes paid                                                  $     4,019          $      193            $      34
                                                                      ===============      ==============       ==============

Supplemental disclosures of non-cash investing and financing activities:

      Mortgage notes accepted in exchange for sale of
         properties                                                      $     1,394            $     --             $     --
                                                                      ===============      ==============       ==============

      Financing of computer software acquisition                         $     1,788            $     --             $     --
                                                                      ===============      ==============       ==============

      Distributions declared and unpaid at December 31                    $      758            $     --             $     --
                                                                      ===============      ==============       ==============

      Conversion  of  related  party  advances  into  shares of            $      --         $    10,350             $     --
         common stock                                                 ===============      ==============       ==============

      Redemption  of  minority  interest  in lieu of payment on
         accounts receivable                                              $      317            $     --             $     --
                                                                      ===============      ==============       ==============

      Acquisition of minority interest                                  $     11,375            $     --             $     --
                                                                      ===============      ==============       ==============

          See accompanying notes to consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2003, 2002 and 2001


1. Significant Accounting Policies:

   Organization - CNL Restaurant Properties, Inc. ("the Company") formerly CNL American Properties Fund, Inc. was organized in Maryland in May of 1994, and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL Restaurant Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include CNL Restaurant Investments, Inc. ("CNL-Investments")
   formerly CNL Restaurant Properties, Inc. and CNL Restaurant Capital Corp. ("CNL-Capital Corp.") formerly CNL Franchise Network Corp. The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment, operated principally through the Company's wholly owned subsidiary CNL-Investments and its subsidiaries, owns and manages a portfolio of primarily long-term triple-net lease properties. Its activities include portfolio management, property management and dispositions. In addition, it services approximately $525 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, CNL Restaurant Capital, LP ("CNL-Capital"), and its subsidiaries, is operated through the Company's wholly-owned subsidiary CNL-Capital Corp., a partnership with Bank of America (the "Bank") and CNL/CAS Corp., an affiliate of the Company's Chairman. CNL-Capital provides financing, servicing, development and advisory services to national and regional restaurant operators.

   Effective January 1, 2003, CNL-Capital modified certain terms relating to the alliance with the Bank that resulted in the Bank reducing its ownership interest in CNL-Capital. The Bank's ownership interest in CNL-Capital is redeemable at their option under certain conditions after a specified date for a cash payment of $4.3 million. In conjunction with the ownership reduction, the Bank agreed to assume certain costs of its portfolio operations and decreased the referral fees paid by the Bank to CNL-Capital under the referral program between the Bank and CNL-Capital. In addition, CNL CAS/Corp. agreed to reduce its interest in CNL-Capital. As a result, the Company's effective ownership interest in CNL-Capital increased from 84.39% to 96.26%. The Company reduced the minority interest and increased stockholders' equity by approximately $11.4 million to reflect this change in ownership.

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

   Use of Estimates - Preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Significant estimates include provisions for impairment of real estate and loans, valuation of loans held for sale, deferred tax assets, goodwill and long lived assets. Actual results could differ from those estimates.

   Real Estate and Lease Accounting - The Company records its properties comprised of land, buildings and equipment at cost. Management reviews its properties for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable through operations or sale. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If impairment is indicated, the assets are adjusted to estimated fair value.

   Properties leased to restaurant operators are generally on a triple-net basis, which means the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2003, 2002 and 2001


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

   Loans - The Company has originated loans to restaurant operators that are generally secured by real estate or equipment. The Company accounts for loans depending on the following classification:

            Mortgage loans held for sale - Loans originated that the Company intends to sell or securitize generally within one year of origination are recorded at cost and adjusted for changes in market value under the Company's hedging strategy. Quoted prices for similar loans and the present value of the expected cash flows net of the estimated impact of any defaults are used to determine fair value.

            Mortgage, equipment and other notes receivable - Loans originated that are expected to be held until maturity are recorded at cost and are reduced for any estimated future loss. Whenever it appears that future collection on specific notes appears doubtful, a valuation allowance is established. The allowance represents the difference between the carrying amount and the amount management expects to receive. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loss on loans. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan, including an impaired loan, is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. Subsequent interest is recorded as income.

   Securitizations - Certain loans are originated and sold to entities that, in turn, issue securities to investors backed by these assets. The Company retains the servicing rights and participates in cash flows from the retained equity positions and lower rated securities. The present value of the expected cash flows for each retained security, after payment of principal and interest to third-party bond or certificate holders, over the estimated cost of servicing is recorded at the time of sale as a retained interest. Retained interests in securitized assets are included in other investments. Accounting for the retained interests requires the Company to estimate their value using market trends and historical experience, expected prepayments and defaults. This information is considered, along with prevailing discount rates and the terms of the bonds and certificates, to arrive at current fair value amounts and determine whether a permanent impairment in value has occurred.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2003, 2002 and 2001


1. Significant Accounting Policies - Continued:

   Restricted Cash - Restricted cash relates to cash received in connection with assets held as collateral for certain debt and is subject to restrictions until released by the trustee.

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

   During 2003, the Company recorded a $0.5 million charge to results of operations upon unwinding a portion of a cash flow hedge as a result of the collection of a note receivable and repayment of the related debt. During 2001, the Company determined that a forecasted debt issuance would not occur and also terminated a cash flow hedge upon repayment of the related debt. The termination of the hedges and the hedge accounting for the related derivative instruments resulted in an $8.1 million charge to the statement of operations.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2003, 2002 and 2001


1. Significant Accounting Policies - Continued:

   Loan Costs - Loan costs incurred in connection with debt have been capitalized and are being amortized over the term of the related debt using the effective interest method. Loan costs are included in other assets in the financial statements. As of December 31, 2003 and 2002, the Company had capitalized loan costs of $25.6 million and $26.0 million, respectively and recorded accumulated amortization of $6.9 million and $8.3 million, respectively.

   Equity Compensation Plan - During 1999, the stockholders approved a performance incentive plan (the "Plan"), which became effective as of February 23, 1999. The Plan authorized the issuance of up to 4,500,000 shares of the Company's common stock upon the exercise of stock options (both incentive and nonqualified), stock appreciation rights and the award of restricted stock ("Stock Award") provided that the aggregate number of shares of Common Stock that may be issued pursuant to Options, stock appreciation rights ("SARs"), and Stock Awards granted under the Plan would increase automatically to 9,000,000 shares and 12,000,000 shares, respectively, when the Company had issued and outstanding 150,000,000 shares and 200,000,000 shares, respectively, of common stock. The Plan terminates on February 23, 2009. Key employees, officers, directors and persons performing consulting or advisory services for the Company or its affiliates, as defined in the Plan, who are designated by the committee administering the Plan, are eligible to receive awards under the Plan. Awards may be made in the form of stock options, stock awards, SARs, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards as defined further in the Plan. As of December 31, 2003, the Company had not made any awards related to the Plan.

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

   Effective January 1, 2001, the Company's subsidiary, CNL-Capital Corp., elected to be treated as a taxable REIT subsidiary ("TRS") pursuant to the provisions of the REIT Modernization Act. As a TRS, its operating Partnership, CNL-Capital, is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. Certain activities reside within CNL-Capital Corp. that are therefore subject to federal income taxes. Also, effective January 1, 2001, a subsidiary of CNL-Investments, elected to be treated as a TRS. Operations commenced during 2002 and are subject to federal income taxes.

   Earnings Per Share - Basic earnings per share are calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the reporting period. The Company's subsidiary, CNL-Capital, has entered into a subordinated note payable with a conversion feature that allows one of the partners to convert the note into additional ownership of the subsidiary. For the years ended December 31, 2003, 2002 and 2001 the impact of this conversion feature was not dilutive.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2003, 2002 and 2001


1. Significant Accounting Policies - Continued:

   Consolidated Statement of Cash Flows - Supplemental Disclosure - During the years ended December 31, 2003 and 2001, the Company re-designated approximately $23.7 and $60.9 million, respectively, from mortgage loans held for sale to held for investment. The loans serve as collateral for bonds issued by the Company. In June 2002, the Company redesignated approximately $225 million from mortgage loans held for sale to held for investment. The loans serve as collateral for a five year borrowing facility.

   During 2003 and 2002, the Company foreclosed on loans held for sale from borrowers and accepted the underlying real estate collateral as settlement for the mortgage loans. The collateral received during 2003 and 2002 had a net realizable value of $4.6 and $3.7 million, respectively.

   During the years ended December 31, 2002 and 2001, the Company converted $10.3 million and $6.0 million, respectively, of outstanding loans payable plus accrued interest payable under the loans into 604,177 shares and 359,722 shares, respectively, of Company stock (see Note 12).

   During the year ended December 31, 2002, a tenant and borrower of the Company assigned loans in the amount of $7.5 million to an affiliate. The Company agreed to the assignment in exchange for an interest in a participating loan from the affiliate (see Note 12).

   From time to time, properties classified as long-term investments may be subsequently re-designated to held for sale classification. The Company identified 30 and 83 such properties with a net book value of $26.2 and $80.6 million during 2003 and 2002, respectively, as held for sale.

   New Accounting Standards - In January 2003, the FASB issued FAS Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities no later than the first fiscal year or interim period ending after December 15, 2003. Management adopted this standard in 2003 which resulted in the consolidation of two of the Company's previously unconsolidated subsidiaries. Adoption of this standard did not change the Company's accounting for the Company's bankruptcy remote securitization entities. The Company restated all prior periods presented to conform with the 2003 presentation. The consolidation did not significantly impact the Company's financial position or results of operations.

   In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities". This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Company does not expect that the application of this Interpretation will have a significant effect on its financial position or results of operations.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2003, 2002 and 2001


1. Significant Accounting Policies - Continued:

   In May 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Some of the examples of financial instruments covered by FAS 150 include shares that are mandatorily redeemable, and other financial instruments that embody an obligation to repurchase outstanding shares or a conditional obligation that requires settlement by issuing a variable number of the entity's shares. FAS 150 also requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150, as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations Project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have a material impact on the Company's results of operations.

   Reclassification  - Certain  items in the prior years'  financial  statements
   have  been   reclassified  to  conform  to  the  2003   presentation.   These
   reclassifications had no effect on stockholders' equity or net income.

2. Real Estate Investment Properties:

   Real estate investment properties consist of the following at December 31:

                                                                           (In thousands)
                                                                    2003                     2002
                                                              ------------------       -----------------

                Land                                               $    281,400             $   282,222
                Buildings                                               311,197                 308,586
                Equipment                                                 1,673                   2,031
                                                              ------------------       -----------------
                                                                        594,270                 592,839
                Less accumulated depreciation                           (52,468 )               (41,898 )
                                                              ------------------       -----------------
                                                                        541,802                 550,941
                Construction in progress                                  1,170                   2,789
                                                              ------------------       -----------------

                                                                   $    542,972            $    553,730
                                                              ==================       =================

   During 2002 and 2001, the Company sold several properties and equipment that were subject to operating leases and received net proceeds of $0.9 million and $11.2 million, respectively, and recorded net losses of $0.3 million and $1.1 million, respectively.

   In 2003, 2002, and 2001 the Company recorded provisions for impairment of $4.6 million, $3.6 million and $10.9 million, respectively. The tenants of these properties experienced financial difficulties and/or ceased payment of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying value to the estimated fair value of the properties.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2003, 2002 and 2001


2. Real Estate Investment Properties - Continued:

   For the years ended December 31, 2003, 2002, and 2001 tenants paid or are expected to pay directly to real estate taxing authorities approximately $10.3 million, $9.4 million and $10.8 million, respectively, in real estate taxes in accordance with the terms of their triple-net leases.

   Substantially all property leases have initial terms of 10 to 25 years (most expiring between 2004 and 2024) and provide for scheduled rent increases, and in some cases, contingent rent. The leases generally allow the tenant to purchase the property at the greater of the Company's purchase price plus a specified percentage or fair market value at specified times. Fixed and determinable lease revenues are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $6.2 million, $5.7 million and $6.7 million, respectively, of such accrued rental income.

   Future minimum contractual lease payments to be received under noncancellable operating leases at December 31, 2003 are as follows:

                                                  (In thousands)
                                                --------------------

                        2004                           $     54,267
                        2005                                 55,179
                        2006                                 55,187
                        2007                                 55,760
                        2008                                 56,878
                        Thereafter                          461,535
                                                --------------------

                                                      $     738,806
                                                ====================

3. Net Investment in Direct Financing Leases:

   The components of net investment in direct financing leases consisted of the following at December 31:

                                                                     (In thousands)
                                                              2003               2002
                                                           ------------      -------------

            Minimum lease payments
                receivable                                   $ 194,191          $ 217,448
            Estimated residual values                           25,779             26,674
            Interest receivable from
                secured equipment leases                             6                 15
            Less unearned income                              (116,314 )         (133,211 )
                                                           ------------      -------------

            Net investment in direct financing
                leases                                       $ 103,662          $ 110,926
                                                           ============      =============

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


3. Net Investment in Direct Financing Leases - Continued:

   The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                                                      (In thousands)
                                                     ----------------

                        2004                             $    12,631
                        2005                                  12,551
                        2006                                  12,548
                        2007                                  12,603
                        2008                                  12,660
                        Thereafter                           131,198
                                                     ----------------

                                                         $   194,191
                                                     ================

   The Company's real estate segment recorded provisions for losses on direct financing leases totaling $0.1 million, $0.9 million and $2.2 million during the years ended December 31, 2003, 2002 and 2001, respectively. The tenants of these properties experienced financial difficulties and ceased payment of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying values of the direct financing leases to their estimated fair value.

4. Real Estate and Restaurant Assets Held for Sale:

   Real estate and restaurant assets held for sale consist of the following at December 31:

                                                  (In thousands)
                                             2003                2002
                                         --------------     ---------------

                Land and buildings          $  129,597          $  184,322
                Restaurant assets                1,613               1,396
                                         --------------     ---------------

                                            $  131,210          $  185,718
                                         ==============     ===============

   The Company's specialty finance subsidiary CNL-Capital actively acquires real estate assets subject to leases with the intent to sell. Assets acquired after December 31, 2001 are subject to FAS 144, and the operating results and gains or losses are recorded as discontinued operations.

   The Company's real estate investment subsidiary, CNL-Investments, will divest properties from time to time when it is strategic to the Company's longer-term goals. When CNL-Investments establishes its intent to sell a property, all operating results relating to the properties and the ultimate gain or loss on disposition of the properties are treated as discontinued operations for all periods presented. These financial statements reflect reclassifications of rental related income, interest expense and other categories so as to conform with the requirements of FAS 144. During 2002, the Company purchased the operations of certain restaurants. In December 2003, the Company decided to dispose of these restaurant operations. All operating results relating to these restaurant operations are recorded as discontinued operations.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


4. Real Estate and Restaurant Assets Held for Sale - Continued:

   The operating results of the discontinued operations were as follows for the years ended December 31:

                                                                  (In thousands)
                                                      2003              2002           2001
                                                   ------------      -----------    ------------

             Rental income                           $  11,758         $ 12,081       $  12,518

             Food and beverage income                   13,728            2,428              --

             Interest expense                           (2,267 )         (2,348 )          (389 )

             Other property related expense             (1,620 )         (3,182 )        (1,931 )

             Impairment provisions                      (8,155 )         (9,539 )       (14,106 )

             Food and beverage expenses                (13,856 )         (2,836 )          (964 )
                                                   ------------      -----------    ------------


             Loss from discontinued
                operations, net                           (412 )         (3,396 )        (4,872 )
                                                   ------------      -----------    ------------

             Sales of real estate                      226,250          148,875              --

             Cost of real estate sold                 (197,920 )       (137,296 )            --
                                                   ------------      -----------    ------------

             Gain on disposal of discontinued
                operations                              28,330           11,579              --
                                                   ------------      -----------    ------------

             Income tax benefit                          6,346               --              --
                                                   ------------      -----------    ------------

             Earnings/(loss)from discontinued
                operations, net                      $  34,264          $ 8,183       $  (4,872 )
                                                   ============      ===========    ============

5. Mortgage Loans Held for Sale:

   Mortgage loans held for sale are wholly or partially collateralized by first mortgages on land and/or buildings of franchised restaurant businesses and consist of approximately $4.5 million in fixed-rate loans at December 31, 2003. The loans carry a weighted average interest rate of 8.33 percent. Mortgage loans are due in monthly installments with maturity dates ranging from 2004 to 2022 and generally prohibit prepayment for certain periods or include prepayment penalties.

   Mortgage loans held for sale consist of the following at December 31:

                                                    (In thousands)
                                                 2003             2002
                                             -------------    -------------

            Outstanding principal               $   4,531        $  45,462
            Accrued interest income                    45              890
            Deferred financing income                 (22 )            (90 )
            Valuation adjustment                   (3,064 )         (8,855 )
                                             -------------    -------------
                                                $   1,490        $  37,407
                                             =============    =============

   The valuation adjustment at December 31, 2003 and 2002 include a decline in value associated with borrower delinquencies.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


6. Mortgage, Equipment and Other Notes Receivable:

   Mortgage, equipment and other notes receivable consist of the following at December 31:

                                                        (In thousands)
                                                    2003              2002
                                                --------------    -------------

          Outstanding principal                     $ 332,924        $ 343,832
          Accrued interest income                       3,377            3,696
          Deferred financing income                    (1,530 )         (1,926 )
          Unamortized deferred costs                       93              959
          Allowance for uncollectible notes           (13,964 )        (12,062 )
                                                --------------    -------------
                                                    $ 320,900        $ 334,499
                                                ==============    =============

   Approximately $308 million and $318 million of the outstanding principal balance as of December 31, 2003 and 2002, respectively, is secured by mortgages. The remaining principal is secured by franchised restaurant equipment and other collateral. As of December 31, 2003 and 2002, approximately $8 million and $14 million in notes receivable are considered impaired and approximately $3 million and $5 million are non-accrual status with regard to recognition of interest. The Company recognized $0.4 million and $0.75 million of interest income as of December 31, 2003 and 2002, respectively, on impaired loans.

   Changes in the allowance for loan losses for 2003 and 2002 are summarized as follows:

                                                                    (In thousands)
                                                                 2003             2002
                                                             --------------    ------------

            Balance at beginning of year                         $  12,062        $ 32,752
            Provision for loan losses                                5,463           3,099
            Recoveries on loans previously charged off                (944 )            --
            Interest income reserves                                   964             600
            Loans charged off                                       (3,581 )       (24,389 )
                                                             --------------    ------------
            Balance at end of year                               $  13,964        $ 12,062
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

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


7. Other Investments - Continued:

                                                              (In Thousands)
                                                          2003             2002
                                                      -------------    --------------

        1998-1 Fixed Rate Certificates                    $  9,605         $   9,605
        1998-1 Floating Rate Certificates                    6,582             6,582
        1998-1 Interest Only Certificate                       249               346
        1998-1 Residual Interest                             1,980             4,358
        1999-1 Fixed Rate Certificates                      11,255            11,272
                                                      -------------    --------------
                                                         $  29,671         $  32,163
                                                      =============    ==============


   The 1998-1 and 1999-1 Fixed Rate Certificates bear interest at pass through rates of 8.40 percent and 8.5 percent, respectively. As of December 31, 2003 and 2002 the pass through rates on the 1998 Floating Rate Certificates were
   3.37 percent and 3.67 percent, respectively.

   The key assumptions used in calculating the value of these investments at the time of securitization are based on normal market assumptions as follows:

   o five percent prepayment penalty computed after taking into consideration the period of time covered by yield maintenance and lockout prepayment penalties;
   o  a cumulative default ratio (CDR) of zero; and
   o  prevailing market discount rates at the time of securitization

   Subsequently, the values of the held to maturity retained securities are measured using updated prepayment and CDR assumptions with adjustments to prevailing market discount rates based on consultations with investment bankers. If the resulting change in fair value is considered to be permanent in nature, the carrying value of the investment is adjusted through earnings. Securities designated as held for sale are recorded at fair market value, with adjustments recorded through earnings.

   During the years ended December 31, 2003, 2002 and 2001, the Company recorded either reserves or write-offs amounting to $1.6 million, $2.0 million and $0.1 million, respectively, relating to its 1999-1 and 1998-1 residual interests. The Company recorded these amounts based on its determination that a permanent impairment in value had occurred as a result of certain borrower delinquencies.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


7. Other Investments - Continued:

   The following table shows the effects on an individual key assumption affecting the original fair value of the retained certificates under two negative scenarios by altering the original assumptions at the time of securitization. Reasonable prepayment assumptions would not have a further material impact on these scenarios.

                                                                            1998-1                  1999-1
                                                                         Certificates            Certificates
                                                                       ($ in millions)         ($ in millions)
                                                                       -----------------       -----------------

           Fair value of retained certificates                              $ 18.4                   $ 11.3

           Residual cash flows discount rate (annual):

           Impact on fair value of 100 bp adverse change                    $(0.54)                  $(0.61)
           Impact on fair value of 200 bp adverse change                    $(1.05)                  $(1.20)

           Expected Credit Losses (annual rate):

           Impact on fair value of 2 percent adverse change                 $ 0.12                   $ 0.45
           Impact on fair value of 3 percent adverse change                 $ 0.10                   $(0.92)

   These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a percentage variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the original fair values of the retained certificates is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and
   increased   credit   losses),   which  might   magnify  or   counteract   the
   sensitivities.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


7. Other Investments - Continued:

   The following table represents the securitized portfolio and all managed loans as of December 31:

                                                                                        Principal Amount > 60
                                                                                                Days
                                                          Total Principal Amount              Past Due
                                                              (In thousands)               (In thousands)
                                                        ---------------------------   --------------------------
                                                            2003          2002           2003          2002
                                                        ------------   ------------   ------------  ------------

           Mortgage loans                                  $ 735,517      $ 809,756      $ 16,011      $ 35,226
           Equipment and other loans                          23,783         29,082           199         1,713
                                                        ------------   ------------   ------------  ------------

           Total loans managed or securitized                759,300        838,838        16,210        36,939

           Less:
                Loans securitized                           (421,845)      (449,544)       (3,599 )     (11,557 )
                Loans held for sale or securitization         (4,531)       (45,462)       (1,969 )     (10,271 )
                                                        ------------   ------------   ------------  ------------

           Loans held in portfolio (Note 6)                $ 332,924      $ 343,832      $ 10,642      $ 15,111
                                                        ============   ============   ============  ============

   The Company had net charge-offs during the years ended December 31, 2003, 2002 and 2001 of $11.3 million, $24.9 million and $3.4 million, respectively.

   The following table summarizes cash flows received from and paid to securitization trusts for the years ended December 31:

                                                                                  (In thousands)
                                                                        2003           2002         2001
                                                                     ------------   -----------  ------------

                Servicing fees received                                 $ 1,597       $ 1,625      $  1,730
                Other cash flows received on retained interests         $ 4,332       $ 5,272      $  6,978
                Servicing advances paid                                 $(4,128 )     $(6,253 )    $ (5,746 )
                Collection of servicing advances                        $ 3,603       $ 5,115      $  3,796

8. Goodwill:

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value is more than its fair value. The Company adopted the provisions of this statement on January 1, 2002. The Company's goodwill relates to its specialty finance segment. As a result of the adoption of this standard, the Company stopped amortizing the goodwill commencing January 1, 2002.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


8. Goodwill - Continued:

   Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net assets and liabilities of acquired operations.  On  September  1, 1999,  the  Company  acquired  CNL  Restaurant
   Advisors, Inc., formerly CNL Fund Advisors, Inc. (the "Advisor"), CNL Financial Corporation and CNL Financial Services, Inc. ("CNL Restaurant Financial Services Group") by issuing 6.15 million shares. Prior to the acquisition, the Advisor and CNL Restaurant Financial Services Group had been affiliated with the Company. The acquisitions were accounted for under the purchase method of accounting. The Company expensed the $76.3 million excess of the purchase price of the Advisor over the fair value of the net acquired assets. The Company recognized $45.7 million as goodwill, representing the excess purchase price of CNL Restaurant Financial Services Group. In June 2000, the Company recorded goodwill related to the Bank's alliance and CNL Financial Group, Inc.'s ("CFG's") advisory services operations that were acquired as part of the formation of CNL-Capital. The Company evaluated its goodwill balance of $56.3 million and did not record any impairments to goodwill during the years ended December 31, 2003 or 2002. An independent business valuation company determined the fair market value using a discounted cash flow valuation approach and a capital market valuation approach. The discounted cash flow approach values the Company based on the present value of future forecasted cash flows that an investor in the Company would anticipate receiving through continued operations. The capital market approach values the company using an analysis of the multiples of market values of comparable publicly traded companies.

   The following table summarizes the effect of adopting FAS 142 during 2002 on reported earnings before cumulative effect of accounting change and on net earnings:

                                                                                (In thousands)
                                                                      2003            2002           2001
                                                                   -----------     -----------    ------------

              Reported earnings/(loss) before cumulative
                  effect of accounting change                         $42,440         $35,590        $ (20,611)
              Add back: Goodwill amortization                              --              --            3,142
                                                                   -----------     -----------    ------------

              Adjusted earnings/(loss) before cumulative
                  effect of accounting change                         $42,440         $35,590        $ (17,469)
                                                                   ===========     ===========    ============


              Reported net income/(loss)                              $42,440         $35,590        $ (24,452)
              Add back: Goodwill amortization                              --              --            3,142
                                                                   -----------     -----------    ------------

              Adjusted net income/(loss)                              $42,440         $35,590        $ (21,310)
                                                                   ===========     ===========    ============

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


8. Goodwill - Continued:

   The following table summarizes the effect of adopting FAS 142 during 2002 on earnings/(loss) per share of common stock (basic and diluted):

                                                                      2003             2002           2001
                                                                -----------------    ----------    ------------

             Reported earnings/(loss) before cumulative
                 effect of accounting change                           $   0.94        $ 0.80        $   (0.47)
             Add back: Goodwill amortization                                 --            --             0.07
                                                                -----------------    ----------    ------------

             Adjusted earnings/(loss) before cumulative
                 effect of accounting change                           $   0.94        $ 0.80        $   (0.40)
                                                                =================    ==========    ============

             Reported net income/(loss)                                $   0.94        $ 0.80        $   (0.56)
             Add back: Goodwill amortization                                 --            --             0.07
                                                                -----------------    ----------    ------------

             Adjusted net income/(loss)                                $   0.94       $  0.80        $   (0.49)
                                                                =================    ==========    ============

9. Borrowings:

   Borrowings consist of the following at December 31:

                                                                  2003                          2002
                                                     ------------------------------- ----------------------------
                                                          Amount        Average          Amount       Average
                                                      (In thousands)      Rate       (In thousands)     Rate
                                                     ------------------------------- ----------------------------


               Revolver                                    $    2,000    3.62%          $   14,000      3.92%
               Note payable                                   182,560    6.13%             203,207      5.99%
               Mortgage warehouse facilities                   93,513    3.41%             145,758      4.07%
               Subordinated note payable                       43,750    8.50%              43,750      8.50%
               Series 2000-A bonds payable                    252,477    7.94%             261,369      7.94%
               Series 2001-4 bonds payable                     33,938    8.90%              38,441      8.90%
               Series 2001 bonds payable                      118,690    1.70%             124,698      2.28%
               Series 2003 bonds payable                       24,906    5.67%                  --        --
                                                     -----------------               --------------

                                                          $   751,834                   $  831,223
                                                     =================               ==============

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


9. Borrowings - Continued:

   Borrowing resources at December 31, 2003 include:


                                                                  (In thousands)
                                                       ---------------     -------------       Expected
                                                          Balance                              Maturity/
                                                        Outstanding          Capacity       Retirement Date1
                                                       ---------------     -------------    ----------------

                Revolver                                    $   2,000         $  30,000      October 2004
                Note payable                                  182,560           186,955           (1)
                Mortgage warehouse facilities                  93,513           260,000         Annual
                Subordinated note payable                      43,750            43,750        June 2007
                Series 2000-A bonds payable                   252,477           252,477        2009-2017
                Series 2001-4 bonds payable                    33,938            33,938        2009-2013
                Series 2001 bonds payable                     118,690           118,690      October 2006
                Series 2003 bonds payable                      24,906            24,906        2005-2010
                                                       ---------------     -------------

                                                            $ 751,834         $ 950,716
                                                       ===============     =============


   (1) $0.6 million matures in 2005 and $182 million matures in 2007. The Company elected to not renew the remaining $4.4 million available capacity that expired in January 2004.

   The Revolver bears interest at a rate of LIBOR plus 225 basis points per annum, which includes an unused fee of 25 basis points per annum, and includes financial covenants that provide for the maintenance of certain financial ratios. The Company was in compliance with all covenants as of December 31, 2003.

   The Company entered into a note payable (the "Note Payable") in 1999 in the amount of $147.0 million. During 2001, the Company applied proceeds received from the issuance of bonds to pay down the note. Borrowings under the note bore initial interest at the rate of the lender's commercial paper plus 56 basis points per annum. During 2002, the Company used net sales proceeds from the sales of properties and paid off the entire outstanding principal balance relating to the Note Payable. In June 2002, the Company entered into a loan and security agreement with Nieuw Amsterdam Receivables Corporation with an initial borrowing amount of approximately $207 million that bears interest at a rate of weighted average commercial paper plus 1.25 percent per annum (the "Note Payable"). Collateral for the Note Payable consists of 172 mortgage loans that had a carrying value of $209.8 million at December 31, 2003. The Company used the proceeds from the new facility to refinance a pool of franchise loans formerly held on its other mortgage warehouse facilities. The loan has an initial term of five years with a renewal provision based on the Company's request and the lender's consent.

   In January 2003, the Company entered into a Master Credit Facility Agreement ("the Note Payable") with CNL Bank, an affiliate. The Note Payable had a total borrowing capacity of $5 million and was established to finance real estate properties. At December 31, 2003, the Company had $0.6 million outstanding collateralized by mortgages which bears interest at LIBOR plus 325 basis points per annum and require monthly interest only payments until maturity in 2005. The Company elected not to renew the remaining $4.4 million available capacity that expired in January 2004.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


9. Borrowings - Continued:

   CNL-Capital maintains mortgage warehouse facilities which have a total borrowing capacity of $260.0 million at December 31, 2003 and bear interest at a weighted average rate of 3.41 percent.

   The $160 million warehouse credit facility has been extended until March 2005 and the $100 million mortgage warehouse facility matures in June 2004. Management believes the lender will grant a one-year extension to the Company.

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

   In June 2000, CNL-Capital entered into a $43.75 million senior subordinated note payable with the Bank that bore interest at a rate of 8.50 percent per annum. In January 2004, the Company amended the subordinated note payable agreement while at the same time making a $10 million prepayment reducing the balance to $33.75 million and reducing the Bank's ownership from the conversion feature in CNL-Capital from 13.1 percent to 10.11 percent. As of December 31, 2003, the Bank had not exercised its conversion option. In addition, the Company agreed to make a mandatory prepayment of $11.875 million prior to or on December 31, 2004. The interest rate was reduced from
   8.50 percent to 7.00 percent per annum. The subordinated note will amortize over five years with a balloon payment due December 31, 2008.

   Collateral for the Series 2000-A bonds consist of 258 commercial real estate properties operated as restaurants leased to tenants, with a carrying value of $330.0 million at December 31, 2003. The Series 2000-A bonds bear interest at a weighted average fixed rate of 7.9 percent per annum. The bond indenture provides for an optional redemption at their remaining principal balance when remaining rents due under the leases that serve as collateral are less than ten percent of the aggregate initial rents due under the leases.

   Collateral for the Series 2001-4 bonds consists of 60 mortgage loans that had a carrying value of approximately $45.8 million as of December 31, 2003. The Series 2001-4 bonds bear interest at a rate of 8.90 percent per annum. The bond indenture requires monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture also provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than ten percent of the aggregate amounts due under the loans at the time of issuance.

   Collateral for the Series 2001 bonds consist of 121 commercial real estate properties operated as restaurant units which have a carrying value of approximately $183.6 million as of December 31, 2003. The bonds are scheduled to amortize over a 15-year period, but mature in 2006. The 2001 bonds bear interest at a rate of LIBOR plus 48 basis points per annum. The Company entered into an interest rate cap agreement with a strike rate of 4.5 percent to protect against future increases in LIBOR.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


9. Borrowings - Continued:

   In December 2003, the Company issued notes collateralized by a pool of mortgage loans, Series 2003. The proceeds of $25 million were applied to pay down short-term and medium term debt. The Company applied 34 mortgage loans and 4 equipment leases as collateral for the bonds, which had a carrying value of approximately $46.6 million as of December 31, 2003. The offering resulted in an initial weighted average maturity of approximately 3.8 years and rate of interest of approximately 5.67 percent per annum. The bond indenture requires monthly principal and interest payments received from borrowers to be applied to the bonds. The Company entered into an interest rate cap agreement with a strike rate of 3.5 percent to protect against future increases in LIBOR.

   The following schedule of maturities on outstanding indebtedness does not reflect the annual extensions on the warehouse facilities but assumes that bonds payable amortize in accordance with estimated payment amounts:

                                                   (In thousands)
                                                  -----------------

                         2004                          $   145,959
                         2005                               36,621
                         2006                              138,886
                         2007                               32,780
                         2008                               36,089
                         Thereafter                        361,499
                                                  -----------------

                                                       $   751,834
                                                  =================

   Management believes that net carrying value of the debt approximates fair value based on current rates at which similar loans would be made to the Company at similar credit levels and similar maturities.

10.Income Tax:

   The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income to its stockholders. As a REIT the Company generally will not be subject to corporate level federal income tax on net income it distributes to its stockholders, except taxes applicable to its taxable REIT subsidiaries ("TRSs").

   For income tax purposes the Company has two TRSs in which activities of the specialty finance segment and select activities of the real estate segment are conducted. Prior to January 1, 2001, Company subsidiaries were not subject to federal income tax.

   Loan valuation adjustments, loss reserves, loan fees, and depreciation, among other items, are treated differently for tax than for financial reporting purposes. In the aggregate, the Company's TRSs have an excess of available future deductible items over future taxable items and as such may more fully benefit from these items when the related subsidiaries produce a greater level of taxable income. The CNL Investments TRS does not have sufficient historical earnings on which to expect a full potential future benefit of these future deductions. Therefore the Company has recorded a valuation allowance of $0.8 million against the CNL-Investments TRS deferred tax asset associated with the future deductible items.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


10.Income Tax - Continued:

   The consolidated provision for federal income taxes differs from the amount computed by applying the statutory federal income tax rate to the income from continuing operations as follows for each of the three years ended December 31:

                                                                           (In thousands)
                                                               2003           2002              2001
                                                            ------------  -------------     -------------

                Expected tax at U.S. statutory rate             $  2,761       $  9,180         $  (5,351 )
                REIT income not subject to U.S.
                    income tax                                   (10,288 )       (9,004 )           5,949
                Goodwill amortization                                 --             --               902
                Change in valuation allowance                      7,527           (176 )          (1,500 )
                                                            ------------  -------------     -------------
                Provision for income taxes                         $  --         $   --            $   --
                                                            ------------  -------------     -------------


   As of December 31, 2003, the Company reversed the valuation allowance of approximately $7 million previously recorded in the CNL-Capital TRS. The Company determined that it is more likely than not that this deferred tax asset will be realized based on historical earnings and projected future income.

   The components of the net deferred tax asset consists of the following at December 31:

                                                                                   (In thousands)
                                                                                2003           2002
                                                                              ----------    -----------

                  Deferred tax asset:
                         Cash flow hedge related difference                      $ 4,039        $ 5,789
                         Loan valuation and related hedge differences               (155 )        1,899
                         Loan origination fees                                       646            619
                         Real estate loss reserves                                 1,303            300
                         Reserve for investment losses                             1,200            736
                         Net operating losses                                      1,092            250
                         Other                                                       449            (19 )
                                                                              ----------    -----------
                           Total                                                   8,574          9,574
                  Valuation allowance                                               (842 )       (7,846 )
                                                                              ----------    -----------
                               Net recorded deferred tax asset                   $ 7,732        $ 1,728
                                                                              ==========    ===========

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


10.Income Tax - Continued:

   The income tax provision (benefit) consists of the following components for each of the years ended December 31:

                                                                (In thousands)
                                                    2003             2002            2001
                                                 ------------     -----------    -------------

                 Current:
                        Federal                      $  2,678         $ 1,487           $  --
                        State                             458             241              --
                                                 ------------     -----------    -------------
                                                        3,136           1,728              --
                                                 ------------     -----------    -------------
                 Deferred:
                        Federal                        (8,466 )        (1,487 )            --
                        State                          (1,016 )          (241 )            --
                                                 ------------     -----------    -------------
                                                       (9,482 )        (1,728 )            --
                                                 ------------     -----------    -------------
                 Total provision/(benefit)           $ (6,346 )         $  --           $  --
                                                 ============     ===========    =============


   The income tax benefit has been allocated as follows:

                                                                       (In thousands)
                                                            2003             2002           2001
                                                         ------------     -----------    ------------

                 Continuing operations                        $  --           $  --          $  --
                 Discontinued operations                      (6,346)            --             --
                                                         ------------     -----------    ------------

                 Total income tax benefit                  $  (6,346)         $  --          $  --
                                                         ============     ===========    ============

11.Distributions:

   For the years ended December 31, 2003, 2002 and 2001, approximately 39 percent, 0 percent and 21 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 61 percent, 100 percent and 79 percent, respectively, were considered a return of capital for federal income tax purposes. The Company has continued to declare and pay distributions to its stockholders that are primarily funded by distributions from CNL-Investments. The Company elected to reinvest the earnings of the specialty finance segment since 2001. The remainder of the distributions were funded by sales of its common stock to the Company's Chairman through a private company affiliate, CFG, and loans from CFG.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


12.Related Party Transactions:

   The following table and disclosures summarize related party transactions with affiliated entities for the years ended December 31:

                                                                               (In thousands)
                                                                   ---------------------------------------
                        Amounts received (paid):                      2003          2002         2001
                                                                   ------------  ------------ ------------

                        Services purchased from affiliates (1)        $ (3,094)     $ (3,954)    $ (4,564)

                        Rental and other expenses to affiliates
                           for office space (2)                       $ (1,445)     $ (1,479)    $ (1,237)

                        Servicing fees from affiliates (3)            $  4,612      $  5,938     $  6,771

                        Referral fees from the Bank                   $  1,109      $    734     $  1,580

                        Sale of properties to an affiliate (4)           $  --      $ 25,857     $ 13,430

                        Sale of equipment leases to an affiliate(5)      $  --         $  --     $  1,100

   (1) Services purchased from affiliates include human resources, tax planning and compliance, computer systems support, investor relations and other services.

   (2) In May 2002, the Company purchased a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (the "Plaza") for $0.2 million. Affiliates of James M. Seneff, Jr. and Robert A. Bourne, each of which is a director of the Company, own the remaining partnership interests. The Company has severally guaranteed 8.33 percent or $1.3 million of a $15.5 million unsecured promissory note on behalf of the Plaza. The guaranty continues through the loan maturity in November 2004. The Company received distributions of $0.07 million and $0.1 million during the years ended December 31, 2003 and 2002, respectively, from the Plaza. Since November 1999, the Company has leased its office space from CNL Plaza, Ltd., an affiliate of a member of the Company's board of directors. The Company's lease expires in 2014 and provides for scheduled rent increases over the term of the lease. Rental and other expenses for the years ended December 31, 2003, 2002 and 2001 include accrued rental expense (the additional rent expense resulting from the straight-lining of scheduled rent increases over the term of the lease) and executory costs. Future commitments due under the office space operating lease are as follows:

                                                  (In thousands)
                                               -------------------

                2004                            $       1,106
                2005                                    1,139
                2006                                    1,173
                2007                                    1,209
                2008                                    1,245
                Thereafter                              8,042
                                               -------------------

                                                $      13,914
                                               ===================

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


12.Related Party Transactions - Continued:

   (3) Property  management  and  other  administrative   services  provided  to
       affiliates investing in restaurant net lease properties and loans.

   (4) Proceeds received from affiliates from the sale of 22 properties and 11 properties during 2002 and 2001, respectively, for which the Company recorded losses of $0.9 million and gains of $0.1 million, respectively.

   (5) Proceeds received from an affiliate for the purchase of collection rights of the current and future cash flows of three equipment leases, for which no gain or loss was recognized.

   During the year ended December 31, 2001, CFG, an affiliate, advanced $6.0 million to the Company in the form of a demand balloon promissory note. The loan bore interest at a rate of LIBOR plus 2.5 percent or at the base rate as defined in the agreement. During the year ended December 31, 2001, the Company converted the outstanding principal balance plus accrued interest under the advances into 359,722 shares of Company stock. During 2001, the Company also issued 220,000 shares to CFG in exchange for $3.7 million paid to the Company in cash. As of December 31, 2001, CFG had advanced an additional $2.7 million under the same terms as the previous advances. During 2002, CFG advanced an additional $7.5 million to the Company under the same terms of the previous advances. In June 2002, the Company converted the $10.3 million of outstanding principal plus accrued interest under the advances, into 604,177 shares of stock. During September 2002 the Company also issued 569,177 additional shares to CFG in exchange for $9.75 million paid to the Company in cash. During the years 2003 and 2002, CFG advanced an additional $18.7 million and $4.25 million, respectively, to the Company under the same terms as the previous advances. The balance outstanding as of December 31, 2003 was $23.5 million, which included accrued interest.

   During the year ended December 2003, OrangeDen, LLC, a subsidiary of the Company entered into a collateral contribution agreement (`the Agreement") with two separate affiliates, CFG and Cherry Den, LLC, to provide collateral for a letter of credit to an insurance company for worker's compensation and general liability coverage relating to employees leased to the restaurant operations within CNL-Investments. The collateral consists of certificates of deposit with one-year terms amounting to $353,000 and are included in real estate and restaurant assets held for sale at December 31, 2003 relating to this Agreement.

   During the year ended December 31, 2002 CNL-Capital acquired a portfolio of 109 real estate properties, which have been classified as held for sale, for approximately $117 million by acquiring all of the limited partner and general partners interests in CNL Net Lease Investors, LP, ("NLI"). Eight of the properties acquired were vacant and the remaining 101 properties were leased to restaurant operators under triple-net leases, which means the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The Chairman of the Board and Vice Chairman of the Board of Directors of the Company, through an affiliate, owned the 0.1 percent general partner interest in NLI prior to the acquisition by CNL-Capital and agreed to waive their rights to benefit from the transaction. Of the original 109 properties, 92 have been sold as of December 31, 2003.

   During the year ended December 31, 2002, a tenant and borrower of the Company assigned loans in the amount of $7.5 million to Restaurants Acquisitions I, LLC, an affiliate of the Company. The Company agreed to the assignment and advanced an additional $3.6 million to the affiliate in exchange for an $11.1 million participating note. The note bears interest at a rate of ten percent per annum and matures on May 1, 2014. The participating note entitles the Company to receive a percentage of all cash flows generated by the borrower on a quarterly basis until the note matures. The Company earned $1.1 million and $0.7 million in interest income from the affiliate during 2003 and 2002, respectively.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


12.Related Party Transactions - Continued:

   During the year ended December 31, 2001, an affiliate advanced approximately $5.8 million to Phoenix Restaurant Group, Inc. and its subsidiaries (collectively referred to as "PRG"), a tenant and borrower of the Company. PRG used these proceeds to pay outstanding obligations, including obligations to the Company.

13.Concentration of Credit Risk:

   No individual lessee or borrower (or affiliated groups of lessees or borrowers) or restaurant chains represented more than ten percent of the Company's revenues relating to its properties, loans and secured equipment leases during the years ended December 31, 2003, 2002 or 2001.

   Although the Company's properties are geographically diverse throughout the United States and lessees and borrowers operate a variety of restaurant concepts, 15 restaurant chains constitute 72 percent of the Company's properties. Failure of any one of these restaurant chains or any significant lessees or borrowers could significantly impact results of operations if the Company is not able to timely protect its interest.

14.Segment Information:

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

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


14.Segment Information - Continued:

   The following tables summarize the results for the years 2003, 2002 and 2001 for CNL-Investments and CNL-Capital Corp. Consolidating eliminations and other results of the parent of CNL-Investments and CNL-Capital Corp. are reflected in the "other" column.

                                                                      Year Ended December 31, 2003
                                                                             (In thousands)

                                                          CNL-        CNL-Capital                    Consolidated
                                                       Investments       Corp.          Other           Totals
                                                      -------------   --------------  -------------  ---------------

          Revenues                                       $  85,263       $   32,254      $  (3,180 )     $  114,337
                                                      -------------   --------------  -------------  ---------------

          General operating and administrative               8,980           18,645         (2,417 )         25,208
          Interest expense                                  27,481           23,653           (558 )         50,576
          Property expenses, state and other taxes           1,145               (3 )           --            1,142
          Depreciation and amortization                     11,587              934             --           12,521
          Loss on termination of cash flow hedges               --              502             --              502
          Impairments and provisions on assets               5,494            8,756             --           14,250
          Minority interest net of equity in
             earnings                                          114            1,691             --            1,805
          Loss on sale of assets                               148                9             --              157
                                                      -------------   --------------  -------------  ---------------
                                                            54,949           54,187         (2,975 )        106,161
                                                      -------------   --------------  -------------  ---------------
          Discontinued operations:
          Earnings/(loss) from discontinued
             operations, net of income tax benefit          (2,547 )         36,811             --           34,264
                                                      -------------   --------------  -------------  ---------------

          Net income                                     $  27,767       $   14,878       $   (205 )     $   42,440
                                                      =============   ==============  =============  ===============

          Assets at December 31, 2003                    $ 811,203       $  491,923      $  (5,010 )    $ 1,298,116
                                                      =============   ==============  =============  ===============

          Investments accounted for under the
          equity method at December 31, 2003             $   1,038          $    --         $   --        $   1,038
                                                      =============   ==============  =============  ===============

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


14.Segment Information - Continued:

                                                                      Year Ended December 31, 2002
                                                                             (In thousands)

                                                          CNL-          CNL-Capital                  Consolidated
                                                       Investments          Corp.         Other          Totals
                                                      --------------   --------------  -----------  ---------------

         Revenues                                         $  88,600       $  250,784     $ (3,221 )     $  336,163
                                                      --------------   --------------  -----------  ---------------

         Cost of real estate sold                                --          193,179           --          193,179
         General operating and administrative                11,764           19,064       (2,395 )         28,433
         Interest expense                                    30,590           28,490         (679 )         58,401
         Property expenses, state and other taxes             2,939              390           --            3,329
         Depreciation and amortization                       11,890            1,243           --           13,133
         Impairments and provisions on assets                 4,476            5,150           --            9,626
         Minority interest net of equity in earnings            128            2,180           --            2,308
         Loss on sale of assets                                 330               17           --              347
                                                      --------------   --------------  -----------  ---------------
                                                             62,117          249,713       (3,074 )        308,756
                                                      --------------   --------------  -----------  ---------------
         Discontinued operations:
            Earnings/(loss) from discontinued
                operations,   net  of   income   tax
                benefit                                      (3,313 )         11,496           --            8,183
                                                      --------------   --------------  -----------  ---------------

         Net income                                       $  23,170       $   12,567      $  (147 )     $   35,590
                                                      ==============   ==============  ===========  ===============

         Assets at December 31, 2002                      $ 831,491       $  555,971     $ (4,012 )    $ 1,383,450
                                                      ==============   ==============  ===========  ===============

         Investments accounted for under the
           equity method at December 31, 2002             $   1,121          $    --        $  --        $   1,121
                                                      ==============   ==============  ===========  ===============

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


14.Segment Information - Continued:

                                                                      Year Ended December 31, 2001
                                                                             (In thousands)

                                                          CNL-         CNL-Capital                   Consolidated
                                                      Investments         Corp.          Other          Totals
                                                      -------------   ---------------  -----------  ---------------

         Revenues                                        $  88,641       $   190,123     $ (4,351 )     $  274,413
                                                      -------------   ---------------  -----------  ---------------

         Cost of real estate sold                               --           118,372           --          118,372
         General operating and administrative                8,757            22,564       (1,729 )         29,592
         Interest expense                                   38,765            31,787         (802 )         69,750
         Property expenses, state and other taxes            2,528               143          214            2,885
         Depreciation and amortization                      12,196             5,519           --           17,715
         Loss on termination of cash flow hedges             1,643             6,417           --            8,060
         Impairments and provisions on assets               41,000               488           --           41,488
         Minority interest and equity in earnings              132             1,020           --            1,152
         Loss on sale of assets                              1,116                22           --            1,138
         Cumulative effect of accounting change                 --             3,841           --            3,841
                                                      -------------   ---------------  -----------  ---------------
                                                           106,137           190,173       (2,317 )        293,993
                                                      -------------   ---------------  -----------  ---------------
         Discontinued operations:
             Earnings/(loss) from discontinued
                operations, net of income tax
                benefit                                    (5,324 )             452           --           (4,872 )
                                                      -------------   ---------------  -----------  ---------------

         Net income/(loss)                              $  (22,820 )       $     402     $ (2,034 )     $  (24,452 )
                                                      =============   ===============  ===========  ===============


         Assets at December 31, 2001                     $ 920,911       $   643,154     $ (3,948 )    $ 1,560,117
                                                      =============   ===============  ===========  ===============

         Investments accounted for under the
              equity method at December 31, 2001         $   1,058          $     --        $  --        $   1,058
                                                      =============   ===============  ===========  ===============


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


15.Commitments and Contingencies:

   In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants. These commitments, including development agreements, if accepted by the potential borrowers, obligate the Company to provide funding. At December 31, 2003, the Company had committed to fund $88 million to qualified tenants.

   Certain operating leases provide that, in the event the Company sells the leased property before the fifth lease year, the annual rent will increase to the fifth year annual rent effective on the day of the sale, and that the Company will compensate the tenant for such increase using a portion of the proceeds from the sale of the property.

16.Selected Quarterly Financial Data:

   The following table presents selected unaudited quarterly financial data for each fiscal quarter during the years ended December 31, 2003 and 2002:

                                                                (In thousands except for share data)

                     2003 Quarter                 First         Second         Third         Fourth          Year
           ---------------------------------    -----------    ----------    ----------    -----------    -----------

           Continuing operations:
               Revenues (1)                        $ 26,915      $ 29,381       $30,121        $27,920      $ 114,337
                                                ===========    ==========    ==========    ===========    ===========

               Earnings/(loss) from continuing
                  operations, net (1)                $  718       $ 1,642       $ 5,947         $ (131  )     $ 8,176

           Discontinued operations:
               Earnings and gains
                  from discontinued
                  operations, net (1)                 7,301         8,949         7,101         10,913         34,264
                                                -----------    ----------    ----------    -----------    -----------

           Net Income                               $ 8,019      $ 10,591       $13,048        $10,782       $ 42,440
                                                ===========    ==========    ==========    ===========    ===========

           Earnings per share:

               Continuing operations (1)            $  0.02        $ 0.04       $  0.13        $ (0.01  )     $  0.18
                                                ===========    ==========    ==========    ===========    ===========

               Discontinued operations (1)          $  0.16        $ 0.19       $  0.16        $  0.25        $  0.76
                                                ===========    ==========    ==========    ===========    ===========

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001


16.Selected Quarterly Financial Data - Continued:

                                                              (In thousands except for share data)

                   2002 Quarter                 First         Second         Third        Fourth          Year
         ---------------------------------    ----------    -----------    ----------    ----------    ------------

         Continuing operations:
             Revenues (1)                        $69,525      $ 137,498       $80,658       $48,482       $ 336,163
                                              ==========    ===========    ==========    ==========    ============

             Earnings/(loss) from continuing
                operations, net (1)                6,215         13,944         8,040          (792  )       27,407

         Discontinued operations:
             Earnings and gains
                from discontinued
                operations, net (1)                  217          1,098         3,203         3,665           8,183
                                              ----------    -----------    ----------    ----------    ------------

         Net Income                               $6,432       $ 15,042       $11,243       $ 2,873        $ 35,590
                                              ==========    ===========    ==========    ==========    ============

         Earnings/(loss) per share:

             Continuing operations (1)            $ 0.14        $  0.32       $  0.18       $ (0.03  )      $  0.61
                                              ==========    ===========    ==========    ==========    ============

             Discontinued operations (1)          $ 0.01        $  0.02       $  0.07        $ 0.09         $  0.19
                                              ==========    ===========    ==========    ==========    ============

   (1) The results of operations relating to properties that were either disposed of or that were classified as held for sale during the year ended December 31, 2003 and 2002 are reported as discontinued operations. In addition, management adopted FIN 46 in 2003 which resulted in the consolidation of two of the Company's previously unconsolidated subsidiaries. The Company restated all prior periods to conform with the 2003 presentation.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.Controls and Procedures

Quarterly Evaluation. Management carried out an evaluation as of December 31, 2003 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which management refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this annual report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of "Certification" of the Company's Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   o   pertain  to  the  maintenance  of  records  that  in  reasonable   detail
       accurately and fairly reflect the transactions and dispositions of our assets;

   o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management or the Company's Board; and

   o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the Company's financial statements.

Limitations on the Effectiveness of Controls. Management, including the Company's Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003 and subject to the limitations noted above, the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to management, including the Company's Chief Executive Officer and Chief Financial Officer.

During the three months ended December 31, 2003, there were no significant changes in the Company's internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company's internal control for financial reporting.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 11. Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 13. Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 14. Principal Accountant Fees and Services

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.


                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.  Consolidated Financial Statements

           Report of Independent Certified Public Accountants.

           Consolidated Balance Sheets at December 31, 2003 and 2002.

           Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

           Consolidated Statements of Stockholders' Equity and Comprehensive Income/(Loss) for the years ended December 31, 2003, 2002 and 2001.

           Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

           Notes to Consolidated Financial Statements.

     2.  Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

           Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003.

           Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003.

           Schedule IV - Mortgage Loans on Real Estate at December 31, 2003.

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

           3.1 CNL Restaurant Properties, Inc. Second Amended and Restated Articles of Incorporation (included as Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

           3.2 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL Restaurant Properties, Inc. (included as Exhibit 3.4 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

           3.3 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL American Properties Fund, Inc. (included as Exhibit 3.5 to the Registrant's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

           3.4 Second Amended and Restated Bylaws of CNL American Properties Fund, Inc. (included as Exhibit 3.6 to the Registrant's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

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

           10.8 Employment Agreement by and between Barry L. Goff and the Registrant, dated September 15, 1999 (included as Exhibit
                   10.46 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

           10.9 Employment Agreement by and between Robert W. Chapin and the Registrant, dated September 15, 1999 (included as Exhibit
                   10.47 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

           10.10 Employment Agreement by and between Michael Wood and the Registrant, dated August 31, 1999 (included as Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

           10.11 Employment Agreement by and between Brent Heaton and the Registrant, dated September 29, 1999 (included as Exhibit
                   10.20 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

           10.12 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Curtis McWilliams (included as Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1, 1999), John Walker (dated November 3, 1999), Barry Goff (dated November 1, 1999), and Brent Heaton (dated November 3, 1999).

           10.13 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Robert Chapin (included as
                   Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Addendum relating to their respective employment agreements:
                   Howard Singer (dated November 1, 1999), Michael Wood (dated November 8, 1999) and Timothy Neville (dated November 24,
                   1999).

           10.14 Second Addendum to Employment Agreement dated as of June 16, 2000, between the Registrant and Curtis McWilliams (included as Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements: Howard Singer (dated June 19, 2000), Robert Chapin (dated June 20, 2000) and Brent Heaton (dated October 30, 2000).

           10.15 Second Addendum to Employment Agreement dated as of August 20, 2000, between the Registrant and Barry Goff (included as
                   Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

           10.16 Second Addendum to Employment Agreement dated as of October 24, 2000, between the Registrant and Michael Wood (included as Exhibit 10.27 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

           10.17 Amended and Restated Master Purchase Agreement dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit
                   10.29 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

           10.18 Third Amended and Restated Side Letter dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

           10.19 Loan and Security Agreement dated as of June 14, 2002 between CNL Financial IX, LP and Nieuw Amsterdam Receivables Corporation (included as Exhibit 10.31 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

           10.20 Letter Agreement dated December 15, 2003 between Bank of America, N.A., CNL Financial VII, LP and CNL Restaurant Capital, LP (filed herewith).

           10.21 Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Steven D. Shackelford (filed herewith).

           10.22 Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Curtis B. McWilliams (filed herewith).

           21      Subsidiaries of the Registrant (filed herewith).

           31.1    Certification  of Chief  Executive  Officer  Pursuant to Rule
                   13a-14(a)   as  Adopted   Pursuant  to  Section  302  of  the
                   Sarbanes-Oxley Act of 2002 (filed herewith).

           31.2    Certification  of Chief  Financial  Officer  Pursuant to Rule
                   13a-14(a)   as  Adopted   Pursuant  to  Section  302  of  the
                   Sarbanes-Oxley Act of 2002 (filed herewith).

           32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

           32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

                       CNL RESTAURANT PROPERTIES, INC.

                       By:

                            /s/ CURTIS B. McWILLIAMS
                            ----------------------------------
                            Curtis B. McWilliams
                            Chief Executive Officer
                            (Principal Executive Officer)



                            /s/ STEVEN D. SHACKELFORD
                            ----------------------------------
                            Steven D. Shackelford
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                                     Title                                Date



/s/ CURTIS B. McWILLIAMS                         Chief Executive Officer                        March 12, 2004
---------------------------------------------    (Principal Executive Officer)
Curtis B. McWilliams



/s/ STEVEN D. SHACKELFORD                        Chief Financial Officer                        March 12, 2004
---------------------------------------------    (Principal Financial and Accounting
Steven D. Shackelford                                Officer)



/s/ JAMES M. SENEFF, JR.                         Director, Chairman of the Board                March 12, 2004
---------------------------------------------
James M. Seneff, Jr.



/s/ ROBERT A. BOURNE                             Director                                       March 12, 2004
---------------------------------------------
Robert A. Bourne



/s/ G. RICHARD HOSTETTER                         Director                                       March 12, 2004
---------------------------------------------
G. Richard Hostetter



/s/ J. JOSEPH KRUSE                              Director                                       March 12, 2004
---------------------------------------------
J. Joseph Kruse



/s/ RICHARD C. HUSEMAN                           Director                                       March 12, 2004
---------------------------------------------
Richard C. Huseman



                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2003, 2002 and 2001
                                 (In thousands)


                                                       Additions                        Deductions
                                              -----------------------------    ------------------------------

                                Balance at     Charged to     Charged to         Deemed                            Balance
                                Beginning      Costs and        Other           Uncollec-        Collected/        at End
  Year        Description        of Year        Expenses       Accounts           tible          Recovered         of Year
---------   -----------------  -------------  -------------  --------------    -------------    -------------  ---------------

  2001      Allowance for
                doubtful
                accounts (a)      $   9,968       $   452       $   1,101  (b)    $  2,557  (c)    $   4,119        $    4,845

            Deferred tax
                asset
                valuation
                allowance                 0            --           7,703               --                --             7,703
                               -------------  -------------  --------------    -------------    -------------  ---------------
                                  $   9,968       $   452       $   8,804         $  2,557         $   4,119        $   12,548
                               =============  =============  ==============    =============    =============  ===============

  2002      Allowance for
                doubtful
                accounts (a)      $   4,845       $   627       $   2,695  (b)    $  4,408  (c)    $   1,206        $    2,553

            Deferred tax
                asset
                valuation
                allowance             7,703            --           1,871               --             1,728             7,846
                               -------------  -------------  --------------    -------------    -------------  ---------------
                                  $  12,548       $   627       $   4,566         $  4,408         $   2,934        $   10,399
                               =============  =============  ==============    =============    =============  ===============

  2003      Allowance for
                doubtful
                accounts (a)      $   2,553      $  4,771        $    532  (b)    $  4,181  (c)     $    399        $    3,276

            Deferred tax
                asset
                valuation
                allowance             7,846            --             842               --             7,846               842
                               -------------  -------------  --------------    -------------    -------------  ---------------
                                  $  10,399      $  4,771       $   1,374         $  4,181         $   8,245        $    4,118
                               =============  =============  ==============    =============    =============  ===============

(a)   Deducted from receivables and accrued rental income on the balance sheet.

(b)   Reduction of rental, earned and other income.

(c)   Amounts written off as uncollectible.

                CNL RESTARAUNT PROPERTIES, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003
                                 (In thousands)

                                                                               Costs Capitalized      Gross Amount at Which
                                                          Initial Cost     Subsequent to Acquisition Carried at Close of Period
                                         Impair- Encum-        Buildings and Improve-  Carrying          Building and
                                          ment   brances Land   Improvements  ments     Costs      Land   Improvements  Total
Properties the Company
has invested in Under

Operating Leases:

Applebee's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Antioch, Tennessee                          -     (i)       610        770          -         -       610          770    1,380
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Clarksville, Tennessee                      -     (i)       556        983          -         -       556          983    1,539
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Columbia, Tennessee                         -     (i)       626        936          -         -       626          936    1,562
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cookeville, Tennessee                       -     (i)       490      1,004          -         -       490        1,004    1,493
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hendersonville, Tennessee                   -     (i)       550        967          -         -       550          967    1,516
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hermitage, Tennessee                        -     (i)       735        827          -         -       735          827    1,563
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hopkinsville, Kentucky                      -     (i)       390        943          -         -       390          943    1,333
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lebanon, Tennessee                          -     (i)       568        925          -         -       568          925    1,493
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Madison, Tennessee                          -     (i)       740        836          -         -       740          836    1,576
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Montclair, California                       -               874-         -        880         -       874          880    1,755
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Moscow, Idaho                               -               537-         -      1,194         -       537        1,194    1,731
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Rockford, Illinois                          -     (i)       604          -          -         -       604            -      604
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Salem, Oregon                               -               778-         -      1,154         -       778        1,154    1,932
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Arby's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Allen, Texas                                -     (i)       509          -          -         -       509            -      509
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Arab, Alabama                               -     (i)       231        456          -         -       231          456      687
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Atlanta, Georgia                            -     (i)       648          -        655         -       648          655    1,304
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Auburndale, Florida                         -     (i)       327        391          -         -       327          391      718
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Avon, Indiana                               -     (i)       338        497          -         -       338          497      836
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bartow, Florida                             -     (i)       226        414          -         -       226          414      641
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Brooksville, Florida                        -     (i)       267        422          -         -       267          422      688
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Brooksville, Florida                        -     (i)       248        369          -         -       248          369      617
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Canton, Georgia                             -     (i)       586          -        607         -       586          607    1,193
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Columbus, Ohio                              -     (i)       442          -        594         -       442          594    1,036
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Columbus, Ohio                              -     (i)       484          -        576         -       484          576    1,060
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Douglasville, Georgia                       -     (i)       709          -        546         -       709          546    1,255
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Flower Mound, Texas                         -     (i)       434          -        618         -       434          618    1,052
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Grand Rapids, Michigan                      -     (i)       313          -          -         -       313            -      313
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Greensboro, North Carolina                  -     (i)       363        405          -         -       363          405      768
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Greenville, North Carolina                  -     (i)       278        490          -         -       278          490      768
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hudson, Florida                             -     (i)       271        489          -         -       271          489      759
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Indianapolis, Indiana                       -     (i)       440          -        677         -       440          677    1,117
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jonesville, North Carolina                  -     (i)       225        540          -         -       225          540      765
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kernersville, North Carolina                -     (i)       273        413          -         -       273          413      686
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kinston, North Carolina                     -     (i)       269        485          -         -       269          485      754
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lakeland, Florida                           -     (i)       236        452          -         -       236          452      688
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lexington, North Carolina                   -     (i)       321        463          -         -       321          463      784
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Myrtle Beach, South Carolina                -     (i)       421          -        633         -       421          633    1,055
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
New Port Richey, Florida                    -     (i)       243        398          -         -       243          398      641
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orange Park, Florida                        -     (i)       463          -        593         -       463          593    1,056
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Plant City, Florida                         -     (i)       196        444          -         -       196          444      640
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Redford , Michigan                          -     (i)       413          -        673         -       413          673    1,086
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tampa, Florida                              -     (i)       322        372          -         -       322          372      694
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
The Colony, Texas                           -     (i)       504          -          -         -       504            -      504
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Vancouver, Washington                       -     (i)       733          -        666         -       733          666    1,399
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Walker, Michigan                            -     (i)       498          -        701         -       498          701    1,200
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Whitehall, Ohio                             -     (i)       523          -        289         -       523          289      812
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bakers Square Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Alsip, Illinois                             -     (i)       449        728          -         -       449          728    1,177
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Burbank, Illinois                           -     (i)       680      1,041          -         -       680        1,041    1,721
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cherry Valley, Illinois                     -     (i)       419        849          -         -       419          849    1,268
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Coon Rapids, Minnesota                      -     (i)       544      1,132          -         -       544        1,132    1,676
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Deerfield, Illinois                         -     (i)       573        468          -         -       573          468    1,041
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Downers Grove, Illinois                     -     (i)       538        778          -         -       538          778    1,316
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Homewood, Illinois                          -     (i)       601        760          -         -       601          760    1,362
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
LaGrange, Illinois                          -     (i)       591        770          -         -       591          770    1,362
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lansing, Illinois                           -     (i)       648        870          -         -       648          870    1,517
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mankato, Minnesota                          -     (i)       489      1,142          -         -       489        1,142    1,631
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Matteson, Illinois                          -     (i)       664        853          -         -       664          853    1,517
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Merrillville, Indiana                       -     (i)       567      1,177          -         -       567        1,177    1,744
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Palatine, Illinois                          -     (i)       687        675          -         -       687          675    1,362
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Palos Heights, Illinois                     -     (i)       375        734          -         -       375          734    1,110
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint Charles, Illinois                     -     (i)       615        631          -         -       615          631    1,245
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Westmont, Illinois                          -     (i)       518        591          -         -       518          591    1,109
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Willowbrook, Illinois                       -     (i)       586        718          -         -       586          718    1,304
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bandana's Bar-B-Q Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Arnold, Missouri                           (j)    (i)       373        873          -         -       373          873    1,247
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Collinsville, Illinois                     (j)    (i)       347        829          -         -       347          829    1,176
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Columbia, Missouri                         (j)    (i)       502          -        920         -       502          920    1,422
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Crystal City, Missouri                     (j)              273-       903          -         -       273          903    1,177
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fenton, Missouri                           (j)              624-     1,028          -         -       624        1,028    1,652
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bennigan's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Arvada, Colorado                            -     (i)       714      1,303          -         -       714        1,303    2,017
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bedford, Texas                              -     (i)       768          -          -         -       768            -      768
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Canton, Ohio                                -     (i)     1,434          -        835         -     1,434          835    2,269
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Clearwater, Florida                         -     (i)       900          -          -         -       900            -      900
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Colorado Springs, Colorado                  -     (i)       794          -          -         -       794            -      794
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Copley, Ohio                                -     (i)     1,434          -        835         -     1,434          835    2,269
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Englewood, Colorado                         -     (i)       665          -          -         -       665            -      665
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Englewood, New Jersey                       -     (i)     1,460        901          -         -     1,460          901    2,361
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Florham Park, New Jersey                    -     (i)     1,078          -          -         -     1,078            -    1,078
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Glenview, Illinois                          -     (i)     1,019          -      1,790         -     1,019        1,790    2,809
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Grapevine, Texas                            -     (i)     1,039          -      1,523         -     1,039        1,523    2,562
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                              -     (i)       909          -          -         -       909            -      909
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                       -     (i)       833          -          -         -       833            -      833
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                       -     (i)       779          -          -         -       779            -      779
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lone Tree, Colorado                         -     (i)     1,075          -      1,502         -     1,075        1,502    2,578
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mount Laurel, New Jersey                    -     (i)     1,306      1,031          -         -     1,306        1,031    2,337
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
North Richland Hills, Texas                 -     (i)       886          -          -         -       886            -      886
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ocala, Florida                              -     (i)       693      1,073          -         -       693        1,073    1,766
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Oklahoma City, Oklahoma                     -               757-         -          -         -       757            -      757
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orlando, Florida                            -     (i)     1,585        874          -         -     1,585          874    2,460
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pensacola, Florida                          -     (i)       692          -          -         -       692            -      692
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint Louis Park, Minnesota                 -     (i)       885          -          -         -       885            -      885
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tampa, Florida                              -               741-         -          -         -       741            -      741
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Woodridge, Illinois                         -     (i)       790          -          -         -       790            -      790
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Black Angus Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dublin, California                          -     (i)     1,023          -      1,275         -     1,023        1,275    2,298
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fort Worth, Texas                          (j)              679-         -      1,029         -       679        1,029    1,708
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Glendale, Arizona                          (j)              745-         -      1,083         -       745        1,083    1,828
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Grapevine, Texas                           (j)              412-         -      1,804         -       412        1,804    2,216
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hillsboro, Texas                            -               405-         -          -         -       405            -      405
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orem, Utah                                  -     (i)       799          -      1,233         -       799        1,233    2,032
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Boston Market Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Atlanta, Georgia                            -     (i)       774          -        508         -       774          508    1,282
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cary, North Carolina                        -               533-       801          -         -       533          801    1,334
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chandler, Arizona                           -               440-       476          -         -       440          476      916
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Columbus, Ohio                              -     (i)       354        606          -         -       354          606      960
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Gambrills, Maryland                         -     (i)       668          -        662         -       668          662    1,330
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Glendale, Arizona                           -     (i)       567        404          -         -       567          404      970
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Indianapolis, Indiana                       -     (i)       886          -        649         -       886          649    1,534
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lake Worth, Florida                         -               570-         -        900         -       570          900    1,470
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lansing, Michigan                           -     (i)       516          -        573         -       516          573    1,089
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Riverdale, Maryland                         -     (i)       526        504          -         -       526          504    1,031
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Scottsdale, Arizona                         -               522-       410          -         -       522          410      932
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Waldorf, Maryland                           -     (i)       652        776          -         -       652          776    1,428
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Warwick, Rhode Island                       -     (i)       235        589          -         -       235          589      824
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Burger King Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Burbank, Illinois                           -     (i)       543          -        552         -       543          552    1,096
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chadbourn, North Carolina                   -               217-         -        859         -       217          859    1,076
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chattanooga, Tennessee                      -     (i)       680          -        527         -       680          527    1,207
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chattanooga, Tennessee                     (j)    (i)       770        377          -         -       770          377    1,147
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chicago, Illinois                           -     (i)       918          -        713         -       918          713    1,631
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Clinton, North Carolina                     -               350-         -        663         -       350          663    1,012
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cut Off, Louisiana                          -               323-     1,219          -         -       323        1,219    1,542
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Highland, Indiana                           -     (i)       650          -        600         -       650          600    1,250
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kent, Ohio                                  -     (i)       233        690          -         -       233          690      923
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lacey, Washington                           -               308-       754          -         -       308          754    1,062
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lake Charles, Louisiana                     -               360-     1,063          -         -       360        1,063    1,423
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lynnwood, Washington                       (j)              449-       627          -         -       449          627    1,076
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Manchester, New Hampshire                   -               776-       459          -         -       776          459    1,235
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Natchez, Mississippi                        -               273-       718          -         -       273          718      992
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Oak Lawn, Illinois                          -     (i)     1,211          -        741         -     1,211          741    1,953
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Olympia, Washington                         -                 --       712          -         -    (h)             712      712
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ooltewah, Tennessee                         -     (i)       546          -        659         -       546          659    1,205
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Opelousas, Louisiana                        -               625-       959          -         -       625          959    1,584
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Portland, Oregon                            -               500-         -          -         -       500            -      500
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Shelton, Washington                         -               424-       822          -         -       424          822    1,247
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Spanaway, Washington                        -               417-       762          -         -       417          762    1,179
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Warren, Michigan                            -               376-       821          -         -       376          821    1,197
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Wilmington, North Carolina                  -               349-         -        702         -       349          702    1,050
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chevy's Fresh Mex Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Altamonte Springs, Florida                  -     (i)     1,260      1,623          -         -     1,260        1,623    2,883
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Annapolis, Maryland                         -             1,372-         -          -         -     1,372            -    1,372
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Arapahoe, Colorado                          -     (i)       986      1,680          -         -       986        1,680    2,667
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Atlanta, Georgia                           (j)    (i)     1,464      1,874          -         -     1,464        1,874    3,338
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Beaverton, Oregon                           -     (i)       938      1,682          -         -       938        1,682    2,620
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bloomington, Minnesota                      -     (i)       869      1,310          -         -       869        1,310    2,179
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Brandon, Florida                           (j)    (i)       844      1,426          -         -       844        1,426    2,270
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Clearwater, Florida                        (j)    (i)       984      1,104          -         -       984        1,104    2,088
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Greenbelt, Maryland                         -     (i)       945      1,475          -         -       945        1,475    2,421
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                      (j)    (i)     1,725      1,574          -         -     1,725        1,574    3,300
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kissimmee, Florida                          -     (i)       571      1,536          -         -       571        1,536    2,107
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lake Mary, Florida                         (j)    (i)        88      2,019          -         -        88        2,019    2,107
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lake Oswego, Oregon                         -     (i)       963      1,506          -         -       963        1,506    2,469
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Las Vegas, Nevada                           -     (i)     1,157      1,188          -         -     1,157        1,188    2,345
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Merriam, Kansas                            (j)    (i)     1,032      1,075          -         -     1,032        1,075    2,107
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Naperville, Illinois                        -     (i)       961      1,366          -         -       961        1,366    2,326
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Nashville, Tennessee                        -     (i)       957      2,692          -         -       957        2,692    3,649
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orlando, Florida                           (j)    (i)     1,496      1,675          -         -     1,496        1,675    3,170
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tampa, Florida                              -     (i)       869      1,549          -         -       869        1,549    2,418
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tampa, Florida                             (j)    (i)       878      1,449          -         -       878        1,449    2,327
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Taylor, Michigan                           (j)    (i)       845      1,712          -         -       845        1,712    2,557
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chick-Fil-A Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Rockwall, Texas                             -     (i)       528          -        340         -       528          340      868
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chipotle Mexican Grill Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Upland, California                          -     (i)       788          -        209         -       788          209      998
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Culpepper Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bridgeton, Missouri                        (j)                --       596          -         -    (h)             596      596
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Darryl's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mobile, Alabama                             -               495-       937          -         -       495          937    1,432
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Montgomery, Alabama                        (j)              346-       870          -         -       346          870    1,216
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orlando, Florida                            -             1,486-       773          -         -     1,486          773    2,258
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Raleigh, North Carolina                    (j)              841-       465          -         -       841          465    1,306
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Richmond, Virginia                         (j)              618-       698          -         -       618          698    1,316
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Del Taco Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mesa, Arizona                               -     (i)       642          -        582         -       642          582    1,224
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Denny's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Duncan, South Carolina                      -     (i)       220          -          -         -       220            -      220
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Greensboro, North Carolina                  -     (i)       361        572          -         -       361          572      933
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Greenville, South Carolina                  -     (i)       458        455          -         -       458          455      912
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                              -     (i)       393        665          -         -       393          665    1,058
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kansas City, Missouri                       -               401-       901          -         -       401          901    1,302
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Landrum, South Carolina                     -     (i)       155          -          -         -       155            -      155
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lee's Summit, Missouri                     (j)              540-       670          -         -       540          670    1,210
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Merriam, Kansas                            (j)              645-       992          -         -       645          992    1,637
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mooresville, North Carolina                 -     (i)       307          -          -         -       307            -      307
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
North Kansas City, Missouri                (j)              450-       761          -         -       450          761    1,211
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pasadena, Texas                             -               467-       506          -         -       467          506      973
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Sedalia, Missouri                          (j)              319-         -      1,013         -       319        1,013    1,332
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Topeka, Kansas                              -     (i)       415          -          -         -       415            -      415
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Winter Springs, Florida                     -     (i)       555          -          -         -       555            -      555
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Einstein Brothers' Bagels Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dearborn, Michigan                          -               465-       178          -         -       465          178      643
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Springfield, Virginia                       -               634-         -          -         -       634            -      634
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fazoli's Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Southaven, Mississippi                      -     (i)       485          -        587         -       485          587    1,072
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Golden Corral Family Steakhouse Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bellevue, Nebraska                          -     (i)       441          -      1,039         -       441        1,039    1,480
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Brunswick, Georgia                          -               457-         -      1,171         -       457        1,171    1,627
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Carlsbad, New Mexico                        -               384-         -        644         -       384          644    1,028
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cleburne, Texas                             -               359-         -        654         -       359          654    1,013
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Clovis, New Mexico                          -     (i)       409        806          -         -       409          806    1,214
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Columbia, Missouri                          -     (i)       848          -      1,009         -       848        1,009    1,857
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Columbus, Ohio                              -             1,031-         -      1,093         -     1,031        1,093    2,124
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cookeville, Tennessee                       -               806-         -      1,087         -       806        1,087    1,893
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Corpus Christi, Texas                       -               577-         -        935         -       577          935    1,511
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Council Bluffs, Iowa                        -               546-         -        993         -       546          993    1,539
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Davenport, Iowa                             -     (i)       601      1,344          -         -       601        1,344    1,945
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dover, Delaware                             -             1,043-         -        978         -     1,043          978    2,021
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dubuque, Iowa                               -               564-         -      1,056         -       564        1,056    1,621
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Duncan, Oklahoma                            -               161-         -      1,029         -       161        1,029    1,190
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Evansville, Indiana                         -               601-         -      1,195         -       601        1,195    1,796
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Evansville, Indiana                         -               588-         -      1,393         -       588        1,393    1,981
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Flowood, Mississippi                        -     (i)       596          -      1,094         -       596        1,094    1,690
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fort Dodge, Iowa                            -               321-         -      1,156         -       321        1,156    1,477
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fort Walton Beach, Florida                  -               591-         -      1,176         -       591        1,176    1,767
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fort Wayne, Indiana                         -     (i)       744          -      1,276         -       744        1,276    2,020
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fort Worth, Texas                           -               640-       898          -         -       640          898    1,538
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Henderson, Kentucky                         -     (i)       377          -      1,117         -       377        1,117    1,494
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                       -               593-         -      1,184         -       593        1,184    1,777
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                       -               541-         -      1,174         -       541        1,174    1,715
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                       -               684-         -      1,259         -       684        1,259    1,943
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lufkin, Texas                               -               479-         -        954         -       479          954    1,433
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Moberly, Missouri                           -               374-         -        838         -       374          838    1,213
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Omaha, Nebraska                             -               570-         -      1,272         -       570        1,272    1,842
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orlando, Florida                            -                67-         -          -         -        67            -       67
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Palatka, Florida                            -               322-         -        987         -       322          987    1,310
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pensacola, Florida                          -               658-         -      1,347         -       658        1,347    2,005
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Port Richey, Florida                        -               627-         -      1,131         -       627        1,131    1,758
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Rock Hill, South Carolina                   -     (i)       718          -      1,202         -       718        1,202    1,920
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tampa, Florida                              -               826-         -      1,161         -       826        1,161    1,987
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Texarkana, Texas                            -               665-         -      1,080         -       665        1,080    1,745
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tulsa , Oklahoma                            -     (i)       705          -      1,305         -       705        1,305    2,010
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ground Round Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Allentown, Pennsylvania                     -     (i)       406        885          -         -       406          885    1,291
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cincinnati, Ohio                            -     (i)       282        535          -         -       282          535      817
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dubuque, Iowa                               -     (i)       694        810          -         -       694          810    1,504
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ewing Township, New Jersey                  -     (i)       371        686          -         -       371          686    1,057
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Janesville, Wisconsin                       -     (i)       451        548          -         -       451          548      999
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kalamazoo, Michigan                         -     (i)       287        712          -         -       287          712      999
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Parma, Ohio                                 -     (i)       389        793          -         -       389          793    1,182
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Reading, Pennsylvania                       -     (i)       729        793          -         -       729          793    1,522
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Waterloo, Iowa                              -     (i)       436        659          -         -       436          659    1,096
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Wauwatosa, Wisconsin                        -     (i)       628        804          -         -       628          804    1,432
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Guthrie's Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hoover, Alabama                             -     (i)       494        620          -         -       494          620    1,113
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houlihan's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bethel Park, Pennsylvania                   -               846-       596          -         -       846          596    1,442
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Langhorne, Pennsylvania                    (j)              817-       649          -         -       817          649    1,466
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Plymouth Meeting, Pennsylvania              -             1,181-       909          -         -     1,181          909    2,090
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
International House Of Pancakes Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Auburn, Washington                          -     (i)       633      1,135          -         -       633        1,135    1,768
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Castle Rock, Colorado                       -     (i)       541          -      1,196         -       541        1,196    1,737
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Clarksville, Tennessee                      -     (i)       376        964          -         -       376          964    1,340
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Corpus Christi, Texas                       -     (i)       567          -          -         -       567            -      567
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fort Worth, Texas                           -     (i)       501        746          -         -       501          746    1,248
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fort Worth, Texas                           -     (i)       566        924          -         -       566          924    1,489
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Greeley, Colorado                           -     (i)       416          -        868         -       416          868    1,284
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Greenville, South Carolina                  -     (i)       477        962          -         -       477          962    1,438
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hollywood, California                       -     (i)     1,407          -          -         -     1,407            -    1,407
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Homewood, Alabama                           -     (i)       545      1,030          -         -       545        1,030    1,575
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                              -     (i)       645        790          -         -       645          790    1,436
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kansas City, Missouri                       -     (i)       512        831          -         -       512          831    1,344
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Killeen, Texas                              -     (i)       381        776          -         -       381          776    1,156
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lake Jackson, Texas                         -     (i)       460        744          -         -       460          744    1,204
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Leesburg, Virginia                          -     (i)       665        581          -         -       665          581    1,246
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Leon Valley, Texas                          -     (i)       594        918          -         -       594          918    1,512
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Loveland, Colorado                          -     (i)       488          -          -         -       488            -      488
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Murfreesboro, Tennessee                     -     (i)       647        871          -         -       647          871    1,519
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Phoenix, Arizona                            -     (i)       668        942          -         -       668          942    1,610
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Port Arthur, Texas                          -     (i)       383        958          -         -       383          958    1,341
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Poughkeepsie, New York                      -     (i)       505        807          -         -       505          807    1,311
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pueblo, Colorado                            -     (i)       388        892          -         -       388          892    1,280
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Roseville, Michigan                         -     (i)       283        844          -         -       283          844    1,127
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Southaven, Mississippi                      -     (i)       579      1,176          -         -       579        1,176    1,756
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Stockbridge, Georgia                        -     (i)       766        653          -         -       766          653    1,418
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Victoria, Texas                             -     (i)       319          -          -         -       319            -      319
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
J. Gilbert's Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
McLean, Virginia                            -               945-       689          -         -       945          689    1,634
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jack in the Box Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Allen, Texas                                -     (i)       712          -        726         -       712          726    1,438
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Avondale, Arizona                           -     (i)       605          -        623         -       605          623    1,228
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bacliff, Texas                              -     (i)       419          -        698         -       419          698    1,117
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Carson, California                          -     (i)       458          -        709         -       458          709    1,166
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chandler, Arizona                           -     (i)       481          -        637         -       481          637    1,118
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chandler, Arizona                           -     (i)       605          -        601         -       605          601    1,205
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Channelview, Texas                          -               361-         -        712         -       361          712    1,073
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Corinth, Texas                              -     (i)       397          -        576         -       397          576      973
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dallas, Texas                               -     (i)       370          -        468         -       370          468      838
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Enumclaw, Washington                        -     (i)       124        774          -         -       124          774      898
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Florissant, Missouri                        -     (i)       389          -        779         -       389          779    1,168
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Folsom, California                          -     (i)       635          -        652         -       635          652    1,288
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fort Worth, Texas                           -     (i)       482        716          -         -       482          716    1,199
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fresno, California                          -     (i)       287          -        607         -       287          607      893
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Georgetown, Texas                           -     (i)       500          -        866         -       500          866    1,366
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Granbury, Texas                             -     (i)       404          -        832         -       404          832    1,236
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Gun Barrel City, Texas                      -     (i)       284          -        549         -       284          549      834
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hillsboro, Oregon                           -     (i)       700          -        865         -       700          865    1,565
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hollister, California                       -     (i)       537          -        593         -       537          593    1,130
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                              -     (i)       545          -        527         -       545          527    1,073
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                              -     (i)       376          -        643         -       376          643    1,019
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                              -               403-         -        611         -       403          611    1,014
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                              -     (i)       370          -        548         -       370          548      918
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                              -     (i)       421          -        543         -       421          543      964
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Humble, Texas                               -     (i)       438          -        592         -       438          592    1,030
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hutchins, Texas                             -     (i)       273          -        654         -       273          654      927
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Irvine, California                          -     (i)       900          -        734         -       900          734    1,634
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kent, Washington                            -     (i)       737          -        554         -       737          554    1,291
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Las Vegas, Nevada                           -     (i)       731          -        547         -       731          547    1,278
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Los Angeles, California                     -     (i)       741          -        678         -       741          678    1,419
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Los Angeles, California                     -     (i)       912          -        531         -       912          531    1,443
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Los Angeles, California                     -     (i)       854          -        602         -       854          602    1,456
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lufkin, Texas                               -     (i)       418          -        651         -       418          651    1,069
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lufkin, Texas                               -     (i)       364          -        777         -       364          777    1,141
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Moscow, Idaho                               -     (i)       218          -        752         -       218          752      970
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Nacogdoches, Texas                          -     (i)       384          -        643         -       384          643    1,027
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ontario, California                         -     (i)       771          -        793         -       771          793    1,564
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orange, Texas                               -     (i)       388          -        788         -       388          788    1,175
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Oxnard, California                          -     (i)       682          -        643         -       682          643    1,325
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Palmdale, California                        -     (i)       631          -        568         -       631          568    1,199
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Peoria, Arizona                             -     (i)       497          -        722         -       497          722    1,218
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pflugerville, Texas                         -     (i)       717          -        658         -       717          658    1,375
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint Louis, Missouri                       -     (i)       474          -        727         -       474          727    1,202
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Salem, Oregon                               -     (i)       501          -        699         -       501          699    1,200
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
San Antonio, Texas                          -     (i)       274          -        782         -       274          782    1,056
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
San Antonio, Texas                          -     (i)       311          -        701         -       311          701    1,012
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Spring, Texas                               -     (i)       476          -        719         -       476          719    1,195
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tacoma, Washington                          -     (i)       496          -        760         -       496          760    1,255
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tigard, Oregon                              -     (i)       353          -        905         -       353          905    1,258
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tyler, Texas                                -     (i)       289          -        700         -       289          700      989
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Waxahachie, Texas                           -     (i)       478          -        538         -       478          538    1,016
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Weatherford, Texas                          -     (i)       465          -        785         -       465          785    1,250
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
West Sacramento, California                 -     (i)       523          -        617         -       523          617    1,140
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Woodland, California                        -     (i)       358          -        668         -       358          668    1,027
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jack in the Box/Arco Gas Station-Convenience Stores:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Benicia, California                         -     (i)       746      1,552          -         -       746        1,552    2,297
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Coachella, California                       -     (i)       371      1,407          -         -       371        1,407    1,777
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Joe's Crab Shack Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lilburn, Georgia                            -     (i)     1,089        932          -         -     1,089          932    2,021
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jose Pepper's Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Blue Springs, Missouri                     (j)              251-       738          -         -       251          738      989
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
KFC Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Baton Rouge, Louisiana                      -               181-         -        463         -       181          463      645
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
New Orleans, Louisiana                      -               159-       492          -         -       159          492      651
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
New Orleans, Louisiana                      -               311-       533          -         -       311          533      843
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
New Orleans, Louisiana                      -               206-       564          -         -       206          564      770
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
New Orleans, Louisiana                      -               315-       542          -         -       315          542      857
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Putnam, Connecticut                         -               302-         -          -         -       302            -      302
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Krystal Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Brandon, Mississippi                        -     (i)       340        687          -         -       340          687    1,028
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chattanooga, Tennessee                      -     (i)       445        595          -         -       445          595    1,040
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Greenville, Alabama                         -     (i)       190        614          -         -       190          614      804
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Montgomery, Alabama                         -     (i)       311        507          -         -       311          507      818
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Scottsboro, Alabama                         -     (i)       255        561          -         -       255          561      817
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Leeann Chin Chinese Cuisine Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chanhassen, Minnesota                       -     (i)       377        640          -         -       377          640    1,017
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Golden Valley, Minnesota                    -     (i)       665          -        481         -       665          481    1,147
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Little Lake Bryan Land:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orlando, Florida                            -             6,288-         -          -         -     6,288            -    6,288
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orlando, Florida                            -               361-         -          -         -       361            -      361
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
McDonalds:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Palm Bay, Florida                           -               615-         -          -         -       615            -      615
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pizza Hut Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Adrian, Michigan                            -               242-         -          -         -       242            -      242
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Beaver, West Virginia                       -               212-         -          -         -       212            -      212
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Beckley, West Virginia                      -               209-         -          -         -       209            -      209
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bedford, Ohio                               -               175-         -          -         -       175            -      175
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bluefield, West Virginia                    -               120-         -          -         -       120            -      120
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bolivar, Ohio                               -               190-       410          -         -       190          410      600
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bowling Green, Ohio                         -               200-         -          -         -       200            -      200
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bowling Green, Ohio                        (j)              136-       192          -         -       136          192      327
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Carrollton, Ohio                            -               187-       533          -         -       187          533      721
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cleveland, Ohio                             -               226-         -          -         -       226            -      226
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cleveland, Ohio                             -               117-         -          -         -       117            -      117
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cleveland, Ohio                             -               126-         -          -         -       126            -      126
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cooper City, Florida                        -     (i)       268        128          -         -       268          128      396
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cross Lanes, West Virginia                  -               216-         -          -         -       216            -      216
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Defiance, Ohio                              -               242-         -          -         -       242            -      242
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
East Cleveland, Ohio                        -               194-         -          -         -       194            -      194
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Euclid, Ohio                                -               202-         -          -         -       202            -      202
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Huntington, West Virginia                   -               212-         -          -         -       212            -      212
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hurricane, West Virginia                    -               181-         -          -         -       181            -      181
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lambertville, Michigan                      -                99-         -          -         -        99            -       99
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Marathon, Florida                           -     (i)       161        235          -         -       161          235      396
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Marietta, Ohio                              -               169-         -          -         -       169            -      169
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mayfield Heights, Ohio                      -               203-         -          -         -       203            -      203
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Middleburg Heights, Ohio                    -               217-         -          -         -       217            -      217
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Millersburg, Ohio                           -               213-       635          -         -       213          635      848
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Milton, West Virginia                       -               100-         -          -         -       100            -      100
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Monroe, Michigan                            -               152-         -          -         -       152            -      152
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
New Philadelphia, Ohio                      -               224-       443          -         -       224          443      667
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
New Philadelphia, Ohio                      -               149-       388          -         -       149          388      538
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
North Olmsted, Ohio                         -               260-         -          -         -       260            -      260
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Norwalk, Ohio                               -               262-         -          -         -       262            -      262
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Rocky River, Ohio                           -               143-         -          -         -       143            -      143
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ronceverte, West Virginia                   -               100-         -          -         -       100            -      100
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Sandusky, Ohio                              -               260-         -          -         -       260            -      260
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Seven Hills, Ohio                           -               239-         -          -         -       239            -      239
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Steubenville, Ohio                          -               228-       475          -         -       228          475      704
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Strongsville, Ohio                          -               186-         -          -         -       186            -      186
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Toledo, Ohio                                -               197-         -          -         -       197            -      197
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Toledo, Ohio                                -               208-         -          -         -       208            -      208
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Toledo, Ohio                                -               176-         -          -         -       176            -      176
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Toledo, Ohio                                -               129-         -          -         -       129            -      129
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Uhrichsville, Ohio                          -               280-       563          -         -       280          563      842
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Weirton, West Virginia                     (j)                --       178          -         -    (h)             178      178
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Wellsburg, West Virginia                    -               167-       168          -         -       167          168      336
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pollo Tropical Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Coral Springs, Florida                      -     (i)       853      1,108          -         -       853        1,108    1,961
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Davie, Florida                              -     (i)       713        873          -         -       713          873    1,586
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fort Lauderdale, Florida                    -     (i)       398        924          -         -       398          924    1,322
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lake Worth, Florida                         -     (i)       435        915          -         -       435          915    1,351
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Miami, Florida                              -     (i)       655      1,196          -         -       655        1,196    1,851
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Miami, Florida                              -     (i)       911      1,012          -         -       911        1,012    1,923
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Miami, Florida                              -     (i)     1,245        918          -         -     1,245          918    2,163
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
North Miami, Florida                        -     (i)       918        764          -         -       918          764    1,682
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ponderosa Restuarants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Appleton, Wisconsin                         -               181-       562          -         -       181          562      743
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Blue Springs, Missouri                      -     (i)       692          -      1,137         -       692        1,137    1,829
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Eureka, Missouri                            -               380-       604          -         -       380          604      984
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Indiana, Pennsylvania                       -               715-         -      1,317         -       715        1,317    2,032
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Johnstown, Pennsylvania                     -     (i)       599          -      1,160         -       599        1,160    1,759
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kissimmee, Florida                          -               638-       824          -         -       638          824    1,462
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Massena, New York                           -               130-       659          -         -       130          659      789
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Middletown, New York                        -               214-       854          -         -       214          854    1,068
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Oneonta, New York                           -               367-       524          -         -       367          524      891
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Popeye's Famous Fried Chicken Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Thomasville, Georgia                        -     (i)       114        407          -         -       114          407      521
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Valdosta, Georgia                           -     (i)       159        378          -         -       159          378      537
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Red Robin Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Columbus, Ohio                              -               722-         -      1,366         -       722        1,366    2,088
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Roadhouse Grill Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Brandon, Florida                            -     (i)       914          -        691         -       914          691    1,605
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Centerville, Ohio                          (j)            1,228-         -        762         -     1,228          762    1,990
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Clearwater, Florida                         -     (i)     1,370          -        947         -     1,370          947    2,317
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fairfield, Ohio                             -     (i)     1,152          -        910         -     1,152          910    2,062
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Grove City, Ohio                            -               650-         -        978         -       650          978    1,628
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                       -     (i)       394          -      1,443         -       394        1,443    1,837
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                       -             1,314-         -        888         -     1,314          888    2,201
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Rock Hill, South Carolina                  (j)              609-         -        904         -       609          904    1,513
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Union Township, Ohio                        -               704-         -      1,054         -       704        1,054    1,757
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Rubio's Baja Grill Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Taylorsville, Utah                          -     (i)       890          -        487         -       890          487    1,377
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ruby Tuesday's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bartow, Florida                             -     (i)       416          -        963         -       416          963    1,380
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Champlin, Minnesota                         -     (i)       506          -          -         -       506            -      506
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Colorado Springs, Colorado                  -     (i)       696          -      1,006         -       696        1,006    1,702
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Coral Springs, Florida                      -     (i)       715          -      1,013         -       715        1,013    1,728
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dillon, Colorado                            -     (i)       557          -      1,133         -       557        1,133    1,690
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Draper, Utah                                -     (i)       519          -          -         -       519            -      519
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Independence, Missouri                      -               981-         -          -         -       981            -      981
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kansas City, Missouri                       -               633-         -          -         -       633            -      633
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lakeland, Florida                           -     (i)       574        743          -         -       574          743    1,317
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lakewood, Washington                        -               431-         -          -         -       431            -      431
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
London, Kentucky                            -     (i)       354          -          -         -       354            -      354
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orange City, Florida                        -     (i)       720          -          -         -       720            -      720
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Somerset, Kentucky                          -     (i)       546          -        869         -       546          869    1,414
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Vero Beach, Florida                         -     (i)       537          -      1,268         -       537        1,268    1,804
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ruth's Chris Steak House Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
King of Prussia, Pennsylvania               -     (i)       965        550          -         -       965          550    1,515
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tampa, Florida                              -     (i)     1,076      1,063          -         -     1,076        1,063    2,139
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ryan's Family Steak House Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Spring Hill, Florida                        -     (i)       591          -      1,175         -       591        1,175    1,767
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint Louis Bread Company Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Florissant, Missouri                        -     (i)       706          -        627         -       706          627    1,332
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Shoney's Restaurant
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Debary, Florida                            (j)              900-         -          -         -       900            -      900
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Smokey Bones
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Morrow, Georgia                            (j)    (i)       935      1,843          -         -       935        1,843    2,778
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Sonny's Real Pit Bar-B-Q Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Athens, Georgia                             -     (i)       629        963          -         -       629          963    1,591
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Conyers, Georgia                            -               371-       593          -         -       371          593      964
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Doraville, Georgia                          -     (i)       585        813          -         -       585          813    1,398
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Marietta, Georgia                           -     (i)       528        871          -         -       528          871    1,398
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Norcross, Georgia                           -     (i)       734        961          -         -       734          961    1,695
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Smyrna, Georgia                             -     (i)       634        643          -         -       634          643    1,278
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Thomasville, Georgia                        -     (i)       263          -          -         -       263            -      263
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Venice, Florida                             -               499-       960          -         -       499          960    1,458
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Sprint PCS Retail Store:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint Joseph, Missouri                     (j)              379-         -        388         -       379          388      767
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Steak & Ale Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Altamonte Springs, Florida                  -     (i)     1,006        691          -         -     1,006          691    1,697
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Birmingham, Alabama                         -               715-         -          -         -       715            -      715
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
College Park, Georgia                       -     (i)       802          -          -         -       802            -      802
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Conroe, Texas                               -     (i)       591          -          -         -       591            -      591
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Greenville, South Carolina                  -     (i)       671          -          -         -       671            -      671
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                              -     (i)       964          -          -         -       964            -      964
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                              -     (i)       777          -          -         -       777            -      777
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Huntsville, Alabama                         -     (i)       641          -          -         -       641            -      641
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                       -               670-         -          -         -       670            -      670
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Maitland, Florida                           -     (i)       684          -          -         -       684            -      684
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Memphis, Tennessee                          -     (i)       810        798          -         -       810          798    1,609
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mesquite, Texas                             -     (i)       592          -          -         -       592            -      592
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Miami, Florida                              -     (i)       594          -          -         -       594            -      594
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Middletown, New Jersey                      -     (i)       934        763          -         -       934          763    1,697
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Norcross, Georgia                           -     (i)       740          -          -         -       740            -      740
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orlando, Florida                            -     (i)       923        725          -         -       923          725    1,648
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pensacola, Florida                          -     (i)       354          -          -         -       354            -      354
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tulsa, Oklahoma                             -     (i)       434          -          -         -       434            -      434
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Super Smokers BBQ Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint Peters, Missouri                      -               377-       692          -         -       377          692    1,069
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Taco Bell Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Colonial Heights, Virginia                  -     (i)       447        384          -         -       447          384      831
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hayes, Virginia                             -     (i)       300          -          -         -       300            -      300
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Livingston, Tennessee                       -     (i)       212          -          -         -       212            -      212
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Richmond, Virginia                          -     (i)       403          -          -         -       403            -      403
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Richmond, Virginia                          -     (i)       405        451          -         -       405          451      856
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Richmond, Virginia                          -     (i)       475        479          -         -       475          479      954
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint Louis, Missouri                       -     (i)       350          -          -         -       350            -      350
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint Louis, Missouri                       -     (i)       309        351          -         -       309          351      660
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Wentzville, Missouri                        -     (i)       339          -        491         -       339          491      830
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Williamsburg, Virginia                      -     (i)       344          -          -         -       344            -      344
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Taco Bell/Pizza Hut Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Arlington, Texas                            -               277-         -        550         -       277          550      827
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dallas, Texas                               -     (i)       335        695          -         -       335          695    1,030
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dallas, Texas                               -               356-         -        497         -       356          497      853
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Texas Roadhouse Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ammon, Idaho                                -     (i)       506          -        806         -       506          806    1,312
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Arvada, Colorado                            -     (i)       538          -      1,149         -       538        1,149    1,687
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Aurora, Colorado                            -     (i)       657          -      1,209         -       657        1,209    1,866
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Cedar Rapids, Iowa                          -               582-         -      1,085         -       582        1,085    1,667
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
College Station, Texas                      -     (i)       520          -      1,074         -       520        1,074    1,594
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Concord, North Carolina                     -     (i)       664          -        987         -       664          987    1,651
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dickson City, Pennsylvania                  -     (i)       596          -      1,079         -       596        1,079    1,675
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Gastonia, North Carolina                    -     (i)       235          -      1,116         -       235        1,116    1,351
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hickory, North Carolina                     -     (i)       560          -      1,032         -       560        1,032    1,593
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Shively, Kentucky                           -     (i)       714        996          -         -       714          996    1,709
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
TGI Friday's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Goodyear, Arizona                           -     (i)       967          -      1,727         -       967        1,727    2,694
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Henderson, Nevada                           -     (i)     1,385          -          -         -     1,385            -    1,385
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Independence, Missouri                      -     (i)       856          -          -         -       856            -      856
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Leawood, Kansas                             -     (i)     2,459          -          -         -     2,459            -    2,459
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mesa, Arizona                               -     (i)       914          -          -         -       914            -      914
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Shawnee, Kansas                             -     (i)       885          -          -         -       885            -      885
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Temecula, California                        -     (i)     1,240          -          -         -     1,240            -    1,240
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Union City, California                      -     (i)     1,213          -          -         -     1,213            -    1,213
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tin Alley Grill Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Crystal, Minnesota                          -     (i)       371        432          -         -       371          432      802
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Gloucester, New Jersey                      -     (i)       422        529          -         -       422          529      951
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
TropiGrill Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Altamonte Springs, Florida                  -     (i)       549        701          -         -       549          701    1,250
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orlando, Florida                            -     (i)       618        631          -         -       618          631    1,250
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Village Inn Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Omaha, Nebraska                             -     (i)       512        756          -         -       512          756    1,268
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Wendy's Old Fashioned Hamburgers Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Atascadero, California                      -     (i)       486          -        706         -       486          706    1,192
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Camarillo, California                       -     (i)       640          -        689         -       640          689    1,329
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Knoxville, Tennessee                        -     (i)       358          -        445         -       358          445      803
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Knoxville, Tennessee                        -     (i)       556          -        442         -       556          442      998
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Paso Robles, California                     -     (i)       489          -        736         -       489          736    1,225
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Westlake Village, California                -     (i)       841          -        699         -       841          699    1,540
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL:                                             282,205    174,608    148,783             282,205      323,391  605,596
--------------------------------------------------------===================-====================-===============================
--------------------------------------------------------===================-====================-===============================

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Property of Joint Venture in Which
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
the Company has a 59.22% Interest
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
and has Invested in Under
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
an Operating Lease:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bennigan's Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orlando, Florida                            -               708-         -      1,008         -       708        1,008    1,716
--------------------------------------------------------========------------==========-----------===============================
--------------------------------------------------------========------------==========-----------===============================

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Properties the Company
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
has invested in Under
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Direct Financing Leases:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Applebee's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Freeport, Illinois                                (i)-      198      1,009          -         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Rockford, Illinois                                (i)-        -      1,096          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tullahoma, Tennessee                              (i)-      324      1,009          -         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Arby's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Allen, Texas                                      (i)-        -          -        609         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Grand Rapids, Michigan                            (i)-        -        938          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Huntsville, Alabama                                  -        --         -        596         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Newark, Ohio                                         -        --         -        340         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
The Colony, Texas                                 (i)-        -          -        593         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bennigan's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Bedford, Texas                                    (i)-        -        955          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Clearwater, Florida                               (i)-        -      1,043          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Colorado Springs, Colorado                        (i)-        -        903          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Englewood, Colorado                               (i)-        -      1,131          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Florham Park, New Jersey                          (i)-        -      1,092          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                                    (i)-        -        985          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                             (i)-        -      1,061          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                             (i)-        -        819          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
North Richland Hills, Texas                       (i)-        -        983          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Oklahoma City, Oklahoma                              -        --     1,015          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pensacola, Florida                                (i)-        -        980          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint Louis Park, Minnesota                       (i)-        -      1,280          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tampa, Florida                                       -        --     1,325          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Winston-Salem, North Carolina                     (i)-      248        993          -         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Woodridge, Illinois                               (i)-        -        992          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Black-eyed Pea Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dallas, Texas                                        -        --       686          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fort Worth, Texas                                    -        --       655          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hendersonville, Tennessee                            -        --       735          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hillsboro, Texas                                     -        --         -        716         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Burger King Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Port Angeles, Washington                             -        --       696          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chevys Fresh Mex Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Annapolis, Maryland                                  -        --         -      1,540         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Clay Pit
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Addison, Texas                                       -        --       568          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Denny's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Akron, Ohio                                       (i)-      137        938          -         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Duncan, South Carolina                            (i)-        -        827          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Landrum, South Carolina                           (i)-        -        493          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mooresville, North Carolina                       (i)-        -        737          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Topeka, Kansas                                    (i)-        -        700          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Winter Springs, Florida                           (i)-        -          -        887         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fresh Choice
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Dallas, Texas                                        -        --       382          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
International House Of Pancakes Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Alexandria, Virginia                              (i)-        -        853          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Anderson, South Carolina                          (i)-        -        957          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Blue Bell, Pennsylvania                           (i)-        -        830          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Chesapeake, Virginia                              (i)-        -      1,059          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Christiansburg, Virginia                          (i)-        -        918          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Corpus Christi, Texas                             (i)-        -        864          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Crestwood, Illinois                               (i)-        -        935          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Flagstaff, Arizona                                (i)-      294      1,121          -         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fredericksburg, Virginia                          (i)-        -        973          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hickory, North Carolina                           (i)-        -      1,202          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hollywood, California                             (i)-        -        995          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                                    (i)-        -      1,017          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                                    (i)-        -        765          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Loveland, Colorado                                (i)-        -        964          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Maryville, Tennessee                              (i)-      244        963          -         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Montgomery, Alabama                               (i)-        -        843          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pittsburg, California                             (i)-        -      1,014          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Plano, Texas                                      (i)-        -        982          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Salem, New Hampshire                              (i)-        -        779          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
San Antonio, Texas                                (i)-        -      1,081          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tuscaloosa, Alabama                               (i)-        -        931          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Victoria, Texas                                   (i)-        -        814          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Virginia Beach, Virginia                          (i)-        -      1,014          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Warner Robins, Georgia                            (i)-        -        833          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
KFC Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Baton Rouge, Louisiana                               -       85-       609          -         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Port Allen, Louisiana                             (i)-        -        953          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Putnam, Connecticut                                  -        --       531          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
NI's International Buffet Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Eastlake, Ohio                                       -      256-     1,473          -         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Popeye's Famous Fried Chicken Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Starke, Florida                                   (i)-      209        427          -         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Ruby Tuesday's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Champlin, Minnesota                               (i)-        -          -      1,152         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Draper, Utah                                      (i)-        -          -      1,036         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Independence, Missouri                               -        --         -        554         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Kansas City, Missouri                                -        --         -      1,115         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Lakewood, Washington                                 -        --         -      1,127         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
London, Kentucky                                  (i)-        -          -        845         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Louisville, Kentucky                              (i)-        -          -      1,052         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Orange City, Florida                              (i)-        -          -      1,047         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Puyallup, Washington                                 -        --         -        934         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint George, Utah                                   -        --         -        896         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Sebring, Florida                                  (i)-      231          -        776         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Sonny's Real Pit Bar-B-Q Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Thomasville, Georgia                              (i)-        -          -        989         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Steak & Ale Restaurants:                             -        --       682          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
College Park, Georgia                             (i)-        -        910          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Conroe, Texas                                     (i)-        -      1,033          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Greenville, South Carolina                        (i)-        -      1,180          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                                    (i)-        -        979          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Houston, Texas                                    (i)-        -      1,093          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Huntsville, Alabama                               (i)-        -        810          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                                -        --       879          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Maitland, Florida                                 (i)-        -        792          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mesquite, Texas                                   (i)-        -        908          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Miami, Florida                                    (i)-        -      1,177          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Norcross, Georgia                                 (i)-        -        967          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Pensacola, Florida                                (i)-        -        826          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Tulsa, Oklahoma                                   (i)-        -      1,068          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Taco Bell Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Hayes, Virginia                                   (i)-        -        443          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Livingston, Tennessee                             (i)-        -          -        436         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Richmond, Virginia                                (i)-        -        575          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Saint Louis, Missouri                             (i)-        -        472          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Williamsburg, Virginia                            (i)-        -        438          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Texas Roadhouse Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Fayetteville, North Carolina                         -        --       944          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
TGI Friday's Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Henderson, Nevada                                 (i)-        -          -      1,974         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Independence, Missouri                            (i)-        -          -      1,665         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Leawood, Kansas                                   (i)-        -          -      1,430         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Mesa, Arizona                                     (i)-        -          -      1,440         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Shawnee, Kansas                                   (i)-        -          -      1,749         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Temecula, California                              (i)-        -          -      1,477         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Union City, California                            (i)-        -          -      1,985         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
TGI Friday's/Redfish Looziana Roadhouse Restaurant:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
San Diego, California                             (i)-    2,400          -      3,646         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Wendy's Old Fashioned Hamburgers Restaurants:
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Carmel Mountain, California                       (i)-        -        595          -         -    (h)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Knoxville, Tennessee                              (i)-        -          -        464         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
San Diego, California                             (i)-        -          -        590         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Santa Maria, California                           (i)-        -          -        700         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Sevierville, Tennessee                            (i)-        -          -        532         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Seymour, Tennessee                                (i)-        -          -        473         -    (e)        (e)        (e)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL:                                               4,626     70,500     35,364
--------------------------------------------------------===================-====================--------------------------------
--------------------------------------------------------===================-====================--------------------------------

--------------------------------------------------------------------------------------------------------------------------------



----------------------------------------
                            Depreciation in
----------------------------------------
----------------------------------------
             Date           Latest Income
----------------------------------------
----------------------------------------
Accumulated  of Con-    Date   Statement is
----------------------------------------
----------------------------------------
Depreciation struction Acquired Computed
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        137  1991    8/98       (c)
----------------------------------------
----------------------------------------
        175  1995    8/98       (c)
----------------------------------------
----------------------------------------
        167  1996    8/98       (c)
----------------------------------------
----------------------------------------
        179  1993    8/98       (c)
----------------------------------------
----------------------------------------
        173  1994    8/98       (c)
----------------------------------------
----------------------------------------
        148  1992    8/98       (c)
----------------------------------------
----------------------------------------
        168  1997    8/98       (c)
----------------------------------------
----------------------------------------
        165  1998    8/98       (c)
----------------------------------------
----------------------------------------
        149  1995    8/98       (c)
----------------------------------------
----------------------------------------
        153  1997    12/96      (c)
----------------------------------------
----------------------------------------
         63  1999    8/99       (c)
----------------------------------------
----------------------------------------
         (d) 1996    1/99       (d)
----------------------------------------
----------------------------------------
        162  1999    10/99      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         (d) 1999    12/99      (d)
----------------------------------------
----------------------------------------
         84  1988    5/98       (c)
----------------------------------------
----------------------------------------
         91  1998    8/98       (c)
----------------------------------------
----------------------------------------
         65  1995    1/99       (c)
----------------------------------------
----------------------------------------
        121  1996    9/96       (c)
----------------------------------------
----------------------------------------
         47  1995    1/99       (c)
----------------------------------------
----------------------------------------
         48  1994    1/99       (c)
----------------------------------------
----------------------------------------
         42  1984    1/99       (c)
----------------------------------------
----------------------------------------
        102  1998    12/98      (c)
----------------------------------------
----------------------------------------
         83  1998    7/98       (c)
----------------------------------------
----------------------------------------
         97  1999    12/98      (c)
----------------------------------------
----------------------------------------
         72  1999    12/99      (c)
----------------------------------------
----------------------------------------
         81  2000    1/00       (c)
----------------------------------------
----------------------------------------
         (d) 1995    8/95       (d)
----------------------------------------
----------------------------------------
         86  1990    8/97       (c)
----------------------------------------
----------------------------------------
        105  1995    8/97       (c)
----------------------------------------
----------------------------------------
         56  1993    1/99       (c)
----------------------------------------
----------------------------------------
         94  2000    12/99      (c)
----------------------------------------
----------------------------------------
        115  1995    8/97       (c)
----------------------------------------
----------------------------------------
         88  1994    8/97       (c)
----------------------------------------
----------------------------------------
        104  1995    8/97       (c)
----------------------------------------
----------------------------------------
         51  1990    1/99       (c)
----------------------------------------
----------------------------------------
        100  1992    7/97       (c)
----------------------------------------
----------------------------------------
         92  1999    7/99       (c)
----------------------------------------
----------------------------------------
         45  1992    1/99       (c)
----------------------------------------
----------------------------------------
         84  1998    5/98       (c)
----------------------------------------
----------------------------------------
         52  1991    1/99       (c)
----------------------------------------
----------------------------------------
        109  1998    1/99       (c)
----------------------------------------
----------------------------------------
         61  1992    1/99       (c)
----------------------------------------
----------------------------------------
         (d) 1999    12/99      (d)
----------------------------------------
----------------------------------------
        106  1999    3/99       (c)
----------------------------------------
----------------------------------------
         99  1999    9/99       (c)
----------------------------------------
----------------------------------------
         49  1998    12/98      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         99  1978    10/99      (c)
----------------------------------------
----------------------------------------
        142  1987    10/99      (c)
----------------------------------------
----------------------------------------
        116  1979    10/99      (c)
----------------------------------------
----------------------------------------
        154  1991    10/99      (c)
----------------------------------------
----------------------------------------
         64  1980    10/99      (c)
----------------------------------------
----------------------------------------
         89  1978    10/99      (c)
----------------------------------------
----------------------------------------
         87  1978    10/99      (c)
----------------------------------------
----------------------------------------
         88  1977    10/99      (c)
----------------------------------------
----------------------------------------
        119  1977    10/99      (c)
----------------------------------------
----------------------------------------
        156  1992    10/99      (c)
----------------------------------------
----------------------------------------
        116  1970    10/99      (c)
----------------------------------------
----------------------------------------
        161  1978    10/99      (c)
----------------------------------------
----------------------------------------
         77  1999    10/99      (c)
----------------------------------------
----------------------------------------
        100  1977    10/99      (c)
----------------------------------------
----------------------------------------
         86  1977    10/99      (c)
----------------------------------------
----------------------------------------
         81  1980    10/99      (c)
----------------------------------------
----------------------------------------
         98  1977    10/99      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        116  1999    6/99       (c)
----------------------------------------
----------------------------------------
        123  1987    3/99       (c)
----------------------------------------
----------------------------------------
         83  1985    1/99       (c)
----------------------------------------
----------------------------------------
        121  1999    8/99       (c)
----------------------------------------
----------------------------------------
        159  1986    3/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        293  1997    4/97       (c)
----------------------------------------
----------------------------------------
         (d) 1986    6/98       (d)
----------------------------------------
----------------------------------------
         97  2000    5/00       (c)
----------------------------------------
----------------------------------------
         (d) 1979    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1979    6/98       (d)
----------------------------------------
----------------------------------------
         97  2000    5/00       (c)
----------------------------------------
----------------------------------------
         (d) 1984    6/98       (d)
----------------------------------------
----------------------------------------
        166  1982    6/98       (c)
----------------------------------------
----------------------------------------
         (d) 1983    6/98       (d)
----------------------------------------
----------------------------------------
        189  2000    11/00      (c)
----------------------------------------
----------------------------------------
        207  1999    11/99      (c)
----------------------------------------
----------------------------------------
         (d) 1979    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1981    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1983    6/98       (d)
----------------------------------------
----------------------------------------
        179  1999    6/00       (c)
----------------------------------------
----------------------------------------
        190  1982    6/98       (c)
----------------------------------------
----------------------------------------
         (d) 1979    6/98       (d)
----------------------------------------
----------------------------------------
        152  1998    12/98      (c)
----------------------------------------
----------------------------------------
         (d) 1986    6/98       (d)
----------------------------------------
----------------------------------------
        162  1978    6/98       (c)
----------------------------------------
----------------------------------------
         (d) 1983    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1976    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1980    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1987    12/98      (d)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        181  1999    9/99       (c)
----------------------------------------
----------------------------------------
        132  1999    11/99      (c)
----------------------------------------
----------------------------------------
        157  1998    4/99       (c)
----------------------------------------
----------------------------------------
        172  1999    9/99       (c)
----------------------------------------
----------------------------------------
         (d) 1996    10/97      (d)
----------------------------------------
----------------------------------------
        173  1999    10/99      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        114  1997    4/97       (c)
----------------------------------------
----------------------------------------
         45  1995    9/02       (c)
----------------------------------------
----------------------------------------
         27  1995    9/02       (c)
----------------------------------------
----------------------------------------
        119  1997    5/98       (c)
----------------------------------------
----------------------------------------
        142  1997    8/97       (c)
----------------------------------------
----------------------------------------
         80  1997    4/98       (c)
----------------------------------------
----------------------------------------
        137  1997    9/97       (c)
----------------------------------------
----------------------------------------
         50  1995    9/02       (c)
----------------------------------------
----------------------------------------
        119  1997    10/97      (c)
----------------------------------------
----------------------------------------
        105  1997    10/97      (c)
----------------------------------------
----------------------------------------
         24  1996    9/02       (c)
----------------------------------------
----------------------------------------
        168  1997    7/97       (c)
----------------------------------------
----------------------------------------
        117  1994    4/98       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         75  1996    8/96       (c)
----------------------------------------
----------------------------------------
        127  1999    4/99       (c)
----------------------------------------
----------------------------------------
         72  1997    5/97       (c)
----------------------------------------
----------------------------------------
         39  1997    5/97       (c)
----------------------------------------
----------------------------------------
         97  1996    2/97       (c)
----------------------------------------
----------------------------------------
         10  1999    2/00       (c)
----------------------------------------
----------------------------------------
        195  1991    3/99       (c)
----------------------------------------
----------------------------------------
        158  1996    8/96       (c)
----------------------------------------
----------------------------------------
        159  1970    12/96      (c)
----------------------------------------
----------------------------------------
         22  1993    1/99       (c)
----------------------------------------
----------------------------------------
        170  1988    3/99       (c)
----------------------------------------
----------------------------------------
         95  1988    1/99       (c)
----------------------------------------
----------------------------------------
         73  1971    3/99       (c)
----------------------------------------
----------------------------------------
        115  1973    3/99       (c)
----------------------------------------
----------------------------------------
        101  1996    9/96       (c)
----------------------------------------
----------------------------------------
         21  1996    1/99       (c)
----------------------------------------
----------------------------------------
         90  1997    7/97       (c)
----------------------------------------
----------------------------------------
        153  1974    3/99       (c)
----------------------------------------
----------------------------------------
         (d) 2001    10/01      (d)
----------------------------------------
----------------------------------------
        133  1995    1/99       (c)
----------------------------------------
----------------------------------------
         74  1998    2/01       (c)
----------------------------------------
----------------------------------------
        131  1987    3/99       (c)
----------------------------------------
----------------------------------------
        105  1999    4/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        254  1999    4/99       (c)
----------------------------------------
----------------------------------------
         (d) 1999    12/99      (d)
----------------------------------------
----------------------------------------
        341  1994    12/97      (c)
----------------------------------------
----------------------------------------
        263  1999    4/99       (c)
----------------------------------------
----------------------------------------
        341  1995    12/97      (c)
----------------------------------------
----------------------------------------
        206  1999    4/99       (c)
----------------------------------------
----------------------------------------
        218  1999    4/99       (c)
----------------------------------------
----------------------------------------
        171  1999    4/99       (c)
----------------------------------------
----------------------------------------
        299  1994    12/97      (c)
----------------------------------------
----------------------------------------
        228  1999    4/99       (c)
----------------------------------------
----------------------------------------
        242  1999    4/99       (c)
----------------------------------------
----------------------------------------
        318  1999    4/99       (c)
----------------------------------------
----------------------------------------
        305  1995    12/97      (c)
----------------------------------------
----------------------------------------
        195  1997    12/98      (c)
----------------------------------------
----------------------------------------
        143  1999    4/99       (c)
----------------------------------------
----------------------------------------
        258  1990    5/98       (c)
----------------------------------------
----------------------------------------
        424  1999    4/99       (c)
----------------------------------------
----------------------------------------
        241  1999    4/99       (c)
----------------------------------------
----------------------------------------
        244  1999    4/99       (c)
----------------------------------------
----------------------------------------
        217  1999    4/99       (c)
----------------------------------------
----------------------------------------
        258  1999    4/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         84  1996    10/96      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         52  1996    7/96       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         57  1989    3/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         56  1983    6/97       (c)
----------------------------------------
----------------------------------------
         41  1984    6/97       (c)
----------------------------------------
----------------------------------------
        171  1983    6/97       (c)
----------------------------------------
----------------------------------------
         49  1980    6/97       (c)
----------------------------------------
----------------------------------------
         (d) 1982    6/97       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         81  1999    10/99      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         (d) 1992    3/99       (d)
----------------------------------------
----------------------------------------
         91  1992    3/99       (c)
----------------------------------------
----------------------------------------
         73  1985    3/99       (c)
----------------------------------------
----------------------------------------
        106  1985    3/99       (c)
----------------------------------------
----------------------------------------
        125  1997    6/99       (c)
----------------------------------------
----------------------------------------
         (d) 1992    3/99       (d)
----------------------------------------
----------------------------------------
         93  1979    5/99       (c)
----------------------------------------
----------------------------------------
        147  1981    5/99       (c)
----------------------------------------
----------------------------------------
         (d) 1992    3/99       (d)
----------------------------------------
----------------------------------------
        111  1979    5/99       (c)
----------------------------------------
----------------------------------------
        141  1981    9/95       (c)
----------------------------------------
----------------------------------------
        150  1999    5/99       (c)
----------------------------------------
----------------------------------------
         (d) 1989    3/99       (d)
----------------------------------------
----------------------------------------
         (d) 1994    3/99       (d)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         39  1997    7/97       (c)
----------------------------------------
----------------------------------------
         (d) 1997    7/97       (d)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         41  1999    2/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        163  1999    4/99       (c)
----------------------------------------
----------------------------------------
        206  1998    9/98       (c)
----------------------------------------
----------------------------------------
        179  1995    9/95       (c)
----------------------------------------
----------------------------------------
        180  1995    10/95      (c)
----------------------------------------
----------------------------------------
        147  1997    7/98       (c)
----------------------------------------
----------------------------------------
        168  1999    1/99       (c)
----------------------------------------
----------------------------------------
        298  1995    11/95      (c)
----------------------------------------
----------------------------------------
        161  1999    7/99       (c)
----------------------------------------
----------------------------------------
        197  1997    9/97       (c)
----------------------------------------
----------------------------------------
        179  1998    8/98       (c)
----------------------------------------
----------------------------------------
        211  1998    4/99       (c)
----------------------------------------
----------------------------------------
        263  1995    12/95      (c)
----------------------------------------
----------------------------------------
        191  1998    8/98       (c)
----------------------------------------
----------------------------------------
        209  1997    11/97      (c)
----------------------------------------
----------------------------------------
        166  1999    7/99       (c)
----------------------------------------
----------------------------------------
        194  1999    12/99      (c)
----------------------------------------
----------------------------------------
        146  1999    12/99      (c)
----------------------------------------
----------------------------------------
        191  1999    1/99       (c)
----------------------------------------
----------------------------------------
        235  1997    1/98       (c)
----------------------------------------
----------------------------------------
        175  1999    12/99      (c)
----------------------------------------
----------------------------------------
        252  1995    8/95       (c)
----------------------------------------
----------------------------------------
        172  1999    4/99       (c)
----------------------------------------
----------------------------------------
        250  1997    9/97       (c)
----------------------------------------
----------------------------------------
        248  1997    9/97       (c)
----------------------------------------
----------------------------------------
        173  1999    12/99      (c)
----------------------------------------
----------------------------------------
        225  1997    1/97       (c)
----------------------------------------
----------------------------------------
        186  1997    5/97       (c)
----------------------------------------
----------------------------------------
        209  1998    12/98      (c)
----------------------------------------
----------------------------------------
         (d) 2001    5/00       (d)
----------------------------------------
----------------------------------------
        201  1997    12/97      (c)
----------------------------------------
----------------------------------------
        222  1999    3/99       (c)
----------------------------------------
----------------------------------------
        278  1996    9/96       (c)
----------------------------------------
----------------------------------------
        170  1999    10/99      (c)
----------------------------------------
----------------------------------------
        306  1995    2/96       (c)
----------------------------------------
----------------------------------------
        127  2000    7/00       (c)
----------------------------------------
----------------------------------------
        185  1999    9/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        184  1983    10/97      (c)
----------------------------------------
----------------------------------------
        111  1981    10/97      (c)
----------------------------------------
----------------------------------------
        169  1982    10/97      (c)
----------------------------------------
----------------------------------------
        141  1979    11/97      (c)
----------------------------------------
----------------------------------------
        114  1982    10/97      (c)
----------------------------------------
----------------------------------------
        148  1980    10/97      (c)
----------------------------------------
----------------------------------------
        165  1977    10/97      (c)
----------------------------------------
----------------------------------------
        165  1982    10/97      (c)
----------------------------------------
----------------------------------------
        137  1982    10/97      (c)
----------------------------------------
----------------------------------------
        167  1977    10/97      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        131  1997    9/97       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        131  1972    6/97       (c)
----------------------------------------
----------------------------------------
        115  1976    6/97       (c)
----------------------------------------
----------------------------------------
        199  1974    6/97       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        174  1997    4/99       (c)
----------------------------------------
----------------------------------------
        163  1999    10/99      (c)
----------------------------------------
----------------------------------------
        162  1997    12/98      (c)
----------------------------------------
----------------------------------------
         (d) 1997    8/99       (d)
----------------------------------------
----------------------------------------
        137  1997    9/98       (c)
----------------------------------------
----------------------------------------
        144  1998    4/99       (c)
----------------------------------------
----------------------------------------
        146  1998    12/98      (c)
----------------------------------------
----------------------------------------
        158  1998    12/98      (c)
----------------------------------------
----------------------------------------
         (d) 1996    6/97       (d)
----------------------------------------
----------------------------------------
        173  1996    12/98      (c)
----------------------------------------
----------------------------------------
        110  1996    7/97       (c)
----------------------------------------
----------------------------------------
        146  1998    9/98       (c)
----------------------------------------
----------------------------------------
        136  1997    9/98       (c)
----------------------------------------
----------------------------------------
        104  1997    8/97       (c)
----------------------------------------
----------------------------------------
        129  1994    5/97       (c)
----------------------------------------
----------------------------------------
        151  1997    12/98      (c)
----------------------------------------
----------------------------------------
         (d) 1997    8/97       (d)
----------------------------------------
----------------------------------------
        146  1998    12/98      (c)
----------------------------------------
----------------------------------------
        147  1998    4/99       (c)
----------------------------------------
----------------------------------------
        157  1997    12/98      (c)
----------------------------------------
----------------------------------------
        147  1996    7/98       (c)
----------------------------------------
----------------------------------------
        150  1997    12/98      (c)
----------------------------------------
----------------------------------------
        141  1997    12/98      (c)
----------------------------------------
----------------------------------------
        193  1997    12/98      (c)
----------------------------------------
----------------------------------------
         91  1997    7/97       (c)
----------------------------------------
----------------------------------------
         (d) 1997    8/97       (d)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        151  1971    6/97       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        117  1999    3/99       (c)
----------------------------------------
----------------------------------------
         87  1998    8/98       (c)
----------------------------------------
----------------------------------------
        149  1997    8/97       (c)
----------------------------------------
----------------------------------------
         97  1999    10/99      (c)
----------------------------------------
----------------------------------------
        110  1998    9/98       (c)
----------------------------------------
----------------------------------------
         94  1999    4/99       (c)
----------------------------------------
----------------------------------------
        150  1997    9/97       (c)
----------------------------------------
----------------------------------------
         80  1997    9/97       (c)
----------------------------------------
----------------------------------------
         65  1997    3/97       (c)
----------------------------------------
----------------------------------------
        167  1997    7/97       (c)
----------------------------------------
----------------------------------------
        154  1997    2/98       (c)
----------------------------------------
----------------------------------------
         89  1997    9/97       (c)
----------------------------------------
----------------------------------------
        102  1999    8/99       (c)
----------------------------------------
----------------------------------------
        130  1997    8/97       (c)
----------------------------------------
----------------------------------------
        118  1999    12/99      (c)
----------------------------------------
----------------------------------------
        109  1999    12/99      (c)
----------------------------------------
----------------------------------------
         76  1998    5/98       (c)
----------------------------------------
----------------------------------------
        120  1999    9/99       (c)
----------------------------------------
----------------------------------------
        133  1997    4/97       (c)
----------------------------------------
----------------------------------------
        138  1996    3/96       (c)
----------------------------------------
----------------------------------------
        157  1996    9/96       (c)
----------------------------------------
----------------------------------------
        149  1996    9/96       (c)
----------------------------------------
----------------------------------------
        122  1997    5/97       (c)
----------------------------------------
----------------------------------------
        119  1997    6/97       (c)
----------------------------------------
----------------------------------------
        145  1996    9/96       (c)
----------------------------------------
----------------------------------------
         91  1998    4/98       (c)
----------------------------------------
----------------------------------------
        116  1999    4/99       (c)
----------------------------------------
----------------------------------------
         77  1997    4/97       (c)
----------------------------------------
----------------------------------------
         76  1997    4/97       (c)
----------------------------------------
----------------------------------------
        137  1997    9/97       (c)
----------------------------------------
----------------------------------------
         72  1997    5/97       (c)
----------------------------------------
----------------------------------------
         82  1998    5/98       (c)
----------------------------------------
----------------------------------------
        112  1998    9/98       (c)
----------------------------------------
----------------------------------------
        126  1999    2/99       (c)
----------------------------------------
----------------------------------------
        169  1992    4/97       (c)
----------------------------------------
----------------------------------------
         89  1998    5/98       (c)
----------------------------------------
----------------------------------------
        126  1999    4/99       (c)
----------------------------------------
----------------------------------------
        124  1999    4/99       (c)
----------------------------------------
----------------------------------------
        139  1997    7/97       (c)
----------------------------------------
----------------------------------------
        126  1997    5/97       (c)
----------------------------------------
----------------------------------------
        114  1999    4/99       (c)
----------------------------------------
----------------------------------------
         91  1998    6/98       (c)
----------------------------------------
----------------------------------------
         99  1998    9/98       (c)
----------------------------------------
----------------------------------------
         97  1999    6/99       (c)
----------------------------------------
----------------------------------------
        125  1999    3/99       (c)
----------------------------------------
----------------------------------------
        110  1999    4/99       (c)
----------------------------------------
----------------------------------------
        100  1999    9/99       (c)
----------------------------------------
----------------------------------------
        119  1999    4/99       (c)
----------------------------------------
----------------------------------------
        152  1999    12/98      (c)
----------------------------------------
----------------------------------------
        109  1999    5/99       (c)
----------------------------------------
----------------------------------------
         75  1998    4/98       (c)
----------------------------------------
----------------------------------------
        123  1999    3/99       (c)
----------------------------------------
----------------------------------------
        130  1997    9/97       (c)
----------------------------------------
----------------------------------------
        139  1997    10/97      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        198  1999    1/00       (c)
----------------------------------------
----------------------------------------
        183  1999    2/00       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        147  1999    4/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        107  1982    6/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         35  2000    8/00       (c)
----------------------------------------
----------------------------------------
         64  1991    5/99       (c)
----------------------------------------
----------------------------------------
         69  1992    5/99       (c)
----------------------------------------
----------------------------------------
         73  1995    5/99       (c)
----------------------------------------
----------------------------------------
         70  1991    5/99       (c)
----------------------------------------
----------------------------------------
         (d) 1997    7/97       (d)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         95  2000    12/99      (c)
----------------------------------------
----------------------------------------
         93  1994    3/99       (c)
----------------------------------------
----------------------------------------
         73  2000    5/00       (c)
----------------------------------------
----------------------------------------
         70  2000    12/99      (c)
----------------------------------------
----------------------------------------
         73  1999    12/99      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        174  1995    11/95      (c)
----------------------------------------
----------------------------------------
        118  1996    9/96       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         (d) 2001    9/98       (d)
----------------------------------------
----------------------------------------
         (d) 2001    9/98       (d)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         (d) 1986    9/02       (d)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         (d) 1989    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1986    5/96       (d)
----------------------------------------
----------------------------------------
         (d) 1978    5/96       (d)
----------------------------------------
----------------------------------------
         (d) 1975    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1986    5/96       (d)
----------------------------------------
----------------------------------------
         54  1996    3/97       (c)
----------------------------------------
----------------------------------------
         (d) 1985    1/96       (d)
----------------------------------------
----------------------------------------
         19  1992    2/97       (c)
----------------------------------------
----------------------------------------
         70  1990    3/97       (c)
----------------------------------------
----------------------------------------
         (d) 1987    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1978    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1986    1/96       (d)
----------------------------------------
----------------------------------------
         14  1998    10/00      (c)
----------------------------------------
----------------------------------------
         (d) 1990    5/96       (d)
----------------------------------------
----------------------------------------
         (d) 1977    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1986    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1983    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1978    5/96       (d)
----------------------------------------
----------------------------------------
         (d) 1978    5/96       (d)
----------------------------------------
----------------------------------------
         (d) 1994    1/96       (d)
----------------------------------------
----------------------------------------
         25  1980    10/00      (c)
----------------------------------------
----------------------------------------
         (d) 1986    5/96       (d)
----------------------------------------
----------------------------------------
         (d) 1980    4/96       (d)
----------------------------------------
----------------------------------------
         (d) 1975    1/96       (d)
----------------------------------------
----------------------------------------
         84  1989    3/97       (c)
----------------------------------------
----------------------------------------
         (d) 1986    5/96       (d)
----------------------------------------
----------------------------------------
         (d) 1994    1/96       (d)
----------------------------------------
----------------------------------------
         58  1983    3/97       (c)
----------------------------------------
----------------------------------------
         51  1975    3/97       (c)
----------------------------------------
----------------------------------------
         (d) 1976    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1993    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1977    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1991    5/96       (d)
----------------------------------------
----------------------------------------
         (d) 1978    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1983    1/96       (d)
----------------------------------------
----------------------------------------
         63  1983    3/97       (c)
----------------------------------------
----------------------------------------
         (d) 1976    4/96       (d)
----------------------------------------
----------------------------------------
         (d) 1978    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1975    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1985    1/96       (d)
----------------------------------------
----------------------------------------
         (d) 1988    4/96       (d)
----------------------------------------
----------------------------------------
         74  1983    3/97       (c)
----------------------------------------
----------------------------------------
         37  1979    3/97       (c)
----------------------------------------
----------------------------------------
         39  1980    3/97       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        191  1994    9/98       (c)
----------------------------------------
----------------------------------------
        150  1993    9/98       (c)
----------------------------------------
----------------------------------------
        159  1996    9/98       (c)
----------------------------------------
----------------------------------------
        158  1994    9/98       (c)
----------------------------------------
----------------------------------------
        210  1994    9/98       (c)
----------------------------------------
----------------------------------------
        178  1993    9/98       (c)
----------------------------------------
----------------------------------------
        154  1994    12/98      (c)
----------------------------------------
----------------------------------------
        134  1995    9/98       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         79  1980    10/99      (c)
----------------------------------------
----------------------------------------
        207  1997    4/98       (c)
----------------------------------------
----------------------------------------
         85  1999    10/99      (c)
----------------------------------------
----------------------------------------
        161  2000    5/00       (c)
----------------------------------------
----------------------------------------
        197  1998    11/98      (c)
----------------------------------------
----------------------------------------
        116  1980    10/99      (c)
----------------------------------------
----------------------------------------
         93  1988    10/99      (c)
----------------------------------------
----------------------------------------
        120  1979    10/99      (c)
----------------------------------------
----------------------------------------
         74  1999    10/99      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         70  1998    9/98       (c)
----------------------------------------
----------------------------------------
         67  1998    9/98       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        103  1999    1/00       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        110  1999    2/99       (c)
----------------------------------------
----------------------------------------
         63  2000    3/00       (c)
----------------------------------------
----------------------------------------
        146  1999    4/99       (c)
----------------------------------------
----------------------------------------
        129  1999    10/99      (c)
----------------------------------------
----------------------------------------
        138  1999    10/99      (c)
----------------------------------------
----------------------------------------
        243  1998    12/98      (c)
----------------------------------------
----------------------------------------
        116  1999    2/00       (c)
----------------------------------------
----------------------------------------
         75  1998    7/00       (c)
----------------------------------------
----------------------------------------
        105  2000    4/00       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        107  1997    6/97       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        134  1999    11/99      (c)
----------------------------------------
----------------------------------------
         (d) 1999    3/00       (d)
----------------------------------------
----------------------------------------
        146  1999    7/99       (c)
----------------------------------------
----------------------------------------
        151  1999    7/99       (c)
----------------------------------------
----------------------------------------
        157  1999    11/99      (c)
----------------------------------------
----------------------------------------
         (d) 1999    5/99       (d)
----------------------------------------
----------------------------------------
         (d) 1999    3/99       (d)
----------------------------------------
----------------------------------------
         (d) 1999    2/00       (d)
----------------------------------------
----------------------------------------
        127  1998    11/98      (c)
----------------------------------------
----------------------------------------
         (d) 1999    1/00       (d)
----------------------------------------
----------------------------------------
         (d) 1997    11/97      (d)
----------------------------------------
----------------------------------------
         (d) 1999    4/99       (d)
----------------------------------------
----------------------------------------
        159  1998    7/98       (c)
----------------------------------------
----------------------------------------
        162  1999    1/00       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        121  1977    6/97       (c)
----------------------------------------
----------------------------------------
        235  1996    6/97       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        276  1996    1/97       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        148  1996    12/96      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         (d) 1991    2/02       (d)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        270  1999    4/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        179  1981    6/98       (c)
----------------------------------------
----------------------------------------
        110  1994    6/98       (c)
----------------------------------------
----------------------------------------
        151  1990    6/98       (c)
----------------------------------------
----------------------------------------
        162  1988    6/98       (c)
----------------------------------------
----------------------------------------
        179  1986    6/98       (c)
----------------------------------------
----------------------------------------
        120  1981    6/98       (c)
----------------------------------------
----------------------------------------
         (d) 1999    12/99      (d)
----------------------------------------
----------------------------------------
          6  1978    7/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         87  1996    9/96       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        128  1979    6/98       (c)
----------------------------------------
----------------------------------------
         (d) 1993    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1973    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1993    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1976    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1973    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1972    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1974    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1977    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1969    6/98       (d)
----------------------------------------
----------------------------------------
        134  1979    12/98      (c)
----------------------------------------
----------------------------------------
         (d) 1988    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1974    6/98       (d)
----------------------------------------
----------------------------------------
        141  1985    6/98       (c)
----------------------------------------
----------------------------------------
         (d) 1984    12/98      (d)
----------------------------------------
----------------------------------------
        134  1978    6/98       (c)
----------------------------------------
----------------------------------------
         (d) 1978    6/98       (d)
----------------------------------------
----------------------------------------
         (d) 1969    6/98       (d)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        107  1981    3/99       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         61  1994    2/99       (c)
----------------------------------------
----------------------------------------
         (d) 1994    2/99       (d)
----------------------------------------
----------------------------------------
         (d) 1998    10/98      (d)
----------------------------------------
----------------------------------------
         (d) 1994    2/99       (d)
----------------------------------------
----------------------------------------
         72  1994    2/99       (c)
----------------------------------------
----------------------------------------
         76  1994    2/99       (c)
----------------------------------------
----------------------------------------
         (d) 1991    10/98      (d)
----------------------------------------
----------------------------------------
         61  1991    10/98      (c)
----------------------------------------
----------------------------------------
         28  2000    5/00       (c)
----------------------------------------
----------------------------------------
         (d) 1994    2/99       (d)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         63  2000    8/00       (c)
----------------------------------------
----------------------------------------
        101  1997    7/99       (c)
----------------------------------------
----------------------------------------
         61  2000    4/00       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        111  1999    12/99      (c)
----------------------------------------
----------------------------------------
        125  2000    9/00       (c)
----------------------------------------
----------------------------------------
        154  1999    3/00       (c)
----------------------------------------
----------------------------------------
        136  2000    5/00       (c)
----------------------------------------
----------------------------------------
        125  2000    6/00       (c)
----------------------------------------
----------------------------------------
        118  2000    5/00       (c)
----------------------------------------
----------------------------------------
         81  2000    11/00      (c)
----------------------------------------
----------------------------------------
        151  1999    12/99      (c)
----------------------------------------
----------------------------------------
        143  1999    9/99       (c)
----------------------------------------
----------------------------------------
        137  1998    11/99      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        223  1999    2/00       (c)
----------------------------------------
----------------------------------------
         (d) 1999    10/99      (d)
----------------------------------------
----------------------------------------
         (d) 1999    3/99       (d)
----------------------------------------
----------------------------------------
         (d) 2000    6/00       (d)
----------------------------------------
----------------------------------------
         (d) 1997    5/98       (d)
----------------------------------------
----------------------------------------
         (d) 1999    3/00       (d)
----------------------------------------
----------------------------------------
         (d) 1999    12/99      (d)
----------------------------------------
----------------------------------------
         14  1999    4/00       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         90  1981    10/97      (c)
----------------------------------------
----------------------------------------
        110  1981    10/97      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        121  1994    9/98       (c)
----------------------------------------
----------------------------------------
        109  1994    9/98       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        103  1989    10/99      (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
         81  2000    7/00       (c)
----------------------------------------
----------------------------------------
        172  1996    7/96       (c)
----------------------------------------
----------------------------------------
        111  1996    5/96       (c)
----------------------------------------
----------------------------------------
         79  1998    8/98       (c)
----------------------------------------
----------------------------------------
        102  1999    9/99       (c)
----------------------------------------
----------------------------------------
        132  1998    5/98       (c)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
     51,449
============----------------------------
============----------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
        173  1998    11/98      (c)
============----------------------------
============----------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (g)      1996    2/99       (g)
----------------------------------------
----------------------------------------
    (f)      1996    1/99       (f)
----------------------------------------
----------------------------------------
    (g)      1995    8/98       (g)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1999    12/99      (f)
----------------------------------------
----------------------------------------
    (f)      1995    8/95       (f)
----------------------------------------
----------------------------------------
    (f)      1978    12/99      (f)
----------------------------------------
----------------------------------------
    (f)      1999    12/99      (f)
----------------------------------------
----------------------------------------
    (f)      1999    12/99      (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1986    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1979    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1979    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1984    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1983    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1979    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1981    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1983    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1979    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1986    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1983    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1976    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1980    6/98       (f)
----------------------------------------
----------------------------------------
    (g)      1982    6/98       (g)
----------------------------------------
----------------------------------------
    (f)      1987    12/98      (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1994    8/99       (f)
----------------------------------------
----------------------------------------
    (f)      1991    3/97       (f)
----------------------------------------
----------------------------------------
    (f)      1974    8/97       (f)
----------------------------------------
----------------------------------------
    (f)      1996    10/97      (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1985    1/99       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1999    12/99      (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1991    10/97      (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (g)      1992    3/99       (g)
----------------------------------------
----------------------------------------
    (f)      1992    3/99       (f)
----------------------------------------
----------------------------------------
    (f)      1992    3/99       (f)
----------------------------------------
----------------------------------------
    (f)      1992    3/99       (f)
----------------------------------------
----------------------------------------
    (f)      1989    3/99       (f)
----------------------------------------
----------------------------------------
    (f)      1994    3/99       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1996    3/97       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1972    5/99       (f)
----------------------------------------
----------------------------------------
    (f)      1997    10/98      (f)
----------------------------------------
----------------------------------------
    (f)      1997    10/99      (f)
----------------------------------------
----------------------------------------
    (f)      1998    12/99      (f)
----------------------------------------
----------------------------------------
    (f)      1998    1/00       (f)
----------------------------------------
----------------------------------------
    (f)      1997    8/99       (f)
----------------------------------------
----------------------------------------
    (f)      1996    11/98      (f)
----------------------------------------
----------------------------------------
    (g)      1997    5/99       (g)
----------------------------------------
----------------------------------------
    (f)      1997    9/99       (f)
----------------------------------------
----------------------------------------
    (f)      1997    3/99       (f)
----------------------------------------
----------------------------------------
    (f)      1996    6/97       (f)
----------------------------------------
----------------------------------------
    (f)      1997    7/99       (f)
----------------------------------------
----------------------------------------
    (f)      1998    1/00       (f)
----------------------------------------
----------------------------------------
    (f)      1997    8/97       (f)
----------------------------------------
----------------------------------------
    (g)      1997    12/98      (g)
----------------------------------------
----------------------------------------
    (f)      1998    11/99      (f)
----------------------------------------
----------------------------------------
    (f)      1998    4/99       (f)
----------------------------------------
----------------------------------------
    (f)      1997    9/99       (f)
----------------------------------------
----------------------------------------
    (f)      1997    4/99       (f)
----------------------------------------
----------------------------------------
    (f)      1997    6/99       (f)
----------------------------------------
----------------------------------------
    (f)      1998    8/99       (f)
----------------------------------------
----------------------------------------
    (f)      1997    8/97       (f)
----------------------------------------
----------------------------------------
    (f)      1997    4/99       (f)
----------------------------------------
----------------------------------------
    (f)      1997    8/99       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (g)      1987    6/99       (g)
----------------------------------------
----------------------------------------
    (f)      1996    5/99       (f)
----------------------------------------
----------------------------------------
    (f)      1997    7/97       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (g)      1996    12/96      (g)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (g)      1997    9/97       (g)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1999    3/00       (f)
----------------------------------------
----------------------------------------
    (f)      1999    5/99       (f)
----------------------------------------
----------------------------------------
    (f)      1999    3/99       (f)
----------------------------------------
----------------------------------------
    (f)      1999    2/00       (f)
----------------------------------------
----------------------------------------
    (f)      1999    1/00       (f)
----------------------------------------
----------------------------------------
    (f)      1997    11/97      (f)
----------------------------------------
----------------------------------------
    (f)      1999    10/99      (f)
----------------------------------------
----------------------------------------
    (f)      1999    4/99       (f)
----------------------------------------
----------------------------------------
    (f)      1999    6/99       (f)
----------------------------------------
----------------------------------------
    (f)      1999    9/99       (f)
----------------------------------------
----------------------------------------
    (f)      1999    7/99       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1999    12/99      (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1993    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1973    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1993    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1976    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1973    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1972    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1974    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1977    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1969    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1988    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1974    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1984    12/98      (f)
----------------------------------------
----------------------------------------
    (f)      1978    6/98       (f)
----------------------------------------
----------------------------------------
    (f)      1969    6/98       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1994    2/99       (f)
----------------------------------------
----------------------------------------
    (f)      1998    10/98      (f)
----------------------------------------
----------------------------------------
    (f)      1994    2/99       (f)
----------------------------------------
----------------------------------------
    (f)      1991    10/98      (f)
----------------------------------------
----------------------------------------
    (f)      1994    2/99       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1998    2/99       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1999    10/99      (f)
----------------------------------------
----------------------------------------
    (f)      1999    3/99       (f)
----------------------------------------
----------------------------------------
    (f)      2000    6/00       (f)
----------------------------------------
----------------------------------------
    (f)      1997    5/98       (f)
----------------------------------------
----------------------------------------
    (f)      1999    3/00       (f)
----------------------------------------
----------------------------------------
    (f)      1999    12/99      (f)
----------------------------------------
----------------------------------------
    (f)      1999    4/00       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1998    3/99       (f)
----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------

----------------------------------------
----------------------------------------
    (f)      1997    10/98      (f)
----------------------------------------
----------------------------------------
    (f)      1998    9/98       (f)
----------------------------------------
----------------------------------------
    (f)      1996    12/96      (f)
----------------------------------------
----------------------------------------
    (f)      2000    4/00       (f)
----------------------------------------
----------------------------------------
    (f)      1996    6/96       (f)
----------------------------------------
----------------------------------------
    (f)      1998    10/98      (f)


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation during 2003, 2002 and 2001 are summarized below. The balances in 2002, 2001 and 2000 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                            (In thousands)

                                                                      Cost           Accumulated
                                                                     (b)(j)          Depreciation
                                                                -----------------   ----------------
              Properties the Company has Invested
                  in Under Operating Leases:

                   Balance, December 31, 2000                        $   599,904       $    19,489
                   Acquisitions                                            6,127                --
                   Dispositions                                          (19,047 )            (642  )
                   Reclassifications from direct
                      financing leases                                     6,053                --
                   Depreciation expense (c)                                   --            11,515
                                                                -----------------   ----------------

                   Balance, December 31, 2001                            593,037            30,632
                   Acquisitions                                            6,183               325
                   Dispositions                                           (2,541 )            (166  )
                   Reclassifications from direct
                      financing leasing                                    3,809                --
                   Depreciation expense (c)                                   --            10,529
                                                                -----------------   ----------------

                   Balance, December 31, 2002                            600,488            41,050
                   Acquisitions                                               --                --
                   Dispositions                                              (43 )              --
                   Reclassifications from direct financing
                      leases                                               5,151                --
                   Depreciation expense (c)                                   --            10,399
                                                                -----------------   ----------------
                   Balance December 31, 2003                         $   605,596       $    51,449
                                                                =================   ================

              Property of Joint Venture in Which the Company
                  has a 59.22% Interest and has Invested in Under an Operating Lease:

                   Balance, December 31, 2000                       $  1,716,405       $    72,087
                   Depreciation expense                                       --            33,603
                                                                -----------------   ----------------

                   Balance, December 31, 2001                          1,716,405           105,690
                   Depreciation expense                                       --            33,604
                                                                -----------------   ----------------

                   Balance, December 31, 2002                          1,716,405           139,294
                   Depreciation Expense                                       --            33,604
                                                                -----------------   ----------------
                   Balance, December 31, 2003                       $  1,716,405       $   172,898
                                                                =================   ================

(b) As of December 31, 2003, 2002 and 2001, the aggregate cost of the properties owned by the Company and its subsidiaries for federal income tax purposes was $621.5 million, $657.3 million and $745.3 million, respectively. Substantially, all of the leases are treated as operating leases for federal income tax purposes.

                         CNL RESTAURANT PROPERTIES, INC.
      AND SUBSIDIARIES NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED
                                December 31, 2003


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

(i)   The property is encumbered at December 31, 2003.

(j) For financial reporting purposes, the undepreciated cost of the following properties was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairments by recording an allowance for loss on land and/or building in the amounts listed below for each property as of December 31, 2003. The impairments at December 31, 2003 represent the difference between the properties' carrying values and the property manager's estimate of the net realizable value of the properties based upon anticipated sales prices to interested third parties. The cost of the properties presented on this schedule is the gross amount at which the properties were carried at December 31, 2003, excluding the allowances for loss.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED
                                December 31, 2003

(j) (continued)

    The following are a list of properties and the related impairment at December 31, 2003:

                                                             Total
                                                        -----------------

             Big Boy - Arnold, MO                             $  190,000
             Big Boy - Blue Springs, MO                          160,587
             Big Boy, Bridgeton, MO                              150,000
             Big Boy - Collinsville, IL                          134,764
             Big Boy, Columbia, MO                               133,333
             Big Boy - Crystal City, MO                          133,333
             Big Boy - Fenton, MO                                150,000
             Big Boy - Lee's Summit, MO                          189,769
             Big Boy - Merriam, KS                               183,425
             Big Boy - N. Kansas City, MO                        190,000
             Big Boy - Sedalia, MO                               189,914
             Black-eyed Pea - Fort Worth, TX                     312,735
             Black-eyed Pea - Glendale, AZ                       380,415
             Black-eyed Pea - Grapevine, TX                      873,196
             Boston Market - St. Joseph, MO                      143,132
             Burger King - Chattanooga, TN                        41,016
             Burger King - Lynnwood, WA                          240,163
             Chevys Fresh Mex - Brandon, FL                      103,029
             Chevys Fresh Mex - Clearwater, FL                     6,245
             Chevys Fresh Mex - Merriam, KS                    1,139,377
             Chevys Fresh Mex - Orlando, FL                      714,979
             Chevys Fresh Mex - Tampa. FL                        257,331
             Chevys Fresh Mex - Taylor, MI                       232,197
             Darryl's - Montgomery, AL                           436,392
             Darryl's - Raleigh, NC                              172,363
             Darryl's - Richmond, VA                             546,174
             Houlihan's - Langhorne, PA                          616,693
             Pizza Hut - Bowling Green, OH                       187,305
             Pizza Hut - Weirton, WV                             108,163
             Rio Bravo Fresh Mex - Atlanta, GA                   880,618
             Rio Bravo Fresh Mex - Jacksonville, FL            1,300,911
             Rio Bravo Fresh Mex - Lake Mary, FL                  43,500
             Rio Bravo Fresh Mex - Morrow, GA                    520,833
             Roadhouse Grill - Centerville, OH                   956,295
             Roadhouse Grill - Rock Hill, SC                     655,260
             Shoney's-Debary, FL                                 324,790
                                                        -----------------
                                                            $ 12,998,237
                                                        =================

                         CNL RESTAURANT PROPERTIES, INC
                                AND SUBSIDIARIES
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2003
                    (In thousands except for number of loans)

                                             Interest           Final          Periodic      Prior       Face Amount
          Description                          Rate         Maturity Date    Payment Term    Liens       of Mortgages

          Mortgage note receivables:
          PRB Management, LLC             9.44% to 10.25%      2/1/2021         Note 1                   $ 27,224

          US Beef Corporation                  9.80%          12/1/2020         Note 1                   $ 19,926

          Metro Corral                         9.62%           1/1/2021         Note 1                   $ 16,968

          Kessler Family, LLC                 10.51%           2/1/2020         Note 1                   $ 15,299

          HR IV, LLC                          10.20%          11/1/2020         Note 1                   $ 12,668

          174 loans as mortgage loans
             on franchised restaurant
             businesses with original
             amounts ranging from
             $69 to $8,640                 3.09 % to 11.37% 07/01/2005 to
                                                            09/01/2023             N/A         N/A          N/A

          Total mortgage note receivables

          8 loans held for sale on
              franchised restaurant
              businesses with original
              amounts ranging
              from $300 to $17,924         5.00% to 9.00%  12/03/2004 to           N/A          N/A         N/A
                                                           10/01/2013



       Carrying Amount Principal Amount of Loans
        of Mortgages  Subject to Delinquent
          Note (4)    Principal or Interest


            $ 25,512             $ -

              18,808               -

              15,987               -

              13,671               -

              11,943               -






             215,615             9,092

             301,536             9,092



              1,490              2,937
----------------------------------------
Note(3)   $ 303,026           $ 12,029
========================================





                                                     2003               2002         2001
          Balance at beginning of period        $ 351,811          $ 387,992    $ 377,922
Note (2)  New mortgage loans - non-cash               621              4,571            -
          New mortgage loans                            -             15,047        3,479
          Accrued interest                         (1,933)             1,441        2,974
          Loans written off                        (1,206)            (7,368)           -
          Collection of principal                 (38,627)           (32,183)        (762)
          Deferred financing income                   205                206         (440)
          Unamortized loan costs                      (59)              (147)      (1,963)
          Valuation adjustment                        455            (15,839)      15,823
          Provision for uncollectible mortgage note(8,241)            (1,909)      (9,041)
          Balance at end of period              $ 303,026          $ 351,811    $ 387,992


Note (1)  Principal and interest payable at level amount over life.  Prepayment penalty terms - Loans may prepay during agreed number of years with assessed premiums based on Treasury rate or swap breakage costs; then, 1% of the entire unpaid principal balance.
Note (2)  Sold properties and took note for portion of proceeds and accepted mortagage note in lieu of other receivables.
Note (3)  Amounts do not include equipment and other notes receivable of $18,583.
Note (4)  Carrying amount is net of provisions for loan losses.



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

          3.1 CNL Restaurant Properties, Inc. Second Amended and Restated Articles of Incorporation (included as Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

          3.2 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL Restaurant Properties, Inc. (included as
                Exhibit 3.4 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

          3.3 Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL American Properties Fund, Inc. (included as
                Exhibit 3.5 to the Registrant's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

          3.4 Second Amended and Restated Bylaws of CNL American Properties Fund, Inc. (included as Exhibit 3.6 to the Registrant's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

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

          10.8 Employment Agreement by and between Barry L. Goff and the Registrant, dated September 15, 1999 (included as Exhibit 10.46 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

          10.9 Employment Agreement by and between Robert W. Chapin and the Registrant, dated September 15, 1999 (included as Exhibit 10.47 to Amendment No. 2 to the Form S-4 and incorporated herein by reference).

          10.10 Employment Agreement by and between Michael Wood and the Registrant, dated August 31, 1999 (included as Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

          10.11 Employment Agreement by and between Brent Heaton and the Registrant, dated September 29, 1999 (included as Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

          10.12 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Curtis McWilliams (included as
                Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Addendum relating to their respective employment agreements; Steve Shackelford (dated November 1, 1999), John Walker (dated November 3, 1999), Barry Goff (dated November 1, 1999), and Brent Heaton (dated November 3, 1999).

          10.13 Addendum to Employment Agreement dated as of November 1, 1999, between the Registrant and Robert Chapin (included as Exhibit
                10.22 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Addendum relating to their respective employment agreements: Howard Singer (dated November 1, 1999), Michael Wood (dated November 8, 1999) and Timothy Neville (dated November 24, 1999).

          10.14 Second Addendum to Employment Agreement dated as of June 16, 2000, between the Registrant and Curtis McWilliams (included as
                Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). The following persons have signed a substantially identical Second Addendum relating to their respective employment agreements:
                Howard Singer (dated June 19, 2000), Robert Chapin (dated June 20, 2000) and Brent Heaton (dated October 30, 2000).

          10.15 Second Addendum to Employment Agreement dated as of August 20, 2000, between the Registrant and Barry Goff (included as Exhibit
                10.24 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

          10.16 Second Addendum to Employment Agreement dated as of October 24, 2000, between the Registrant and Michael Wood (included as
                Exhibit 10.27 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

          10.17 Amended and Restated Master Purchase Agreement dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit 10.29 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

          10.18 Third Amended and Restated Side Letter dated as of October 11, 2001, among Bank of America, N.A., CNL Financial VII, LP and CNL Franchise Network, LP (included as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

          10.19 Loan and Security Agreement dated as of June 14, 2002 between CNL Financial IX, LP and Nieuw Amsterdam Receivables Corporation (included as Exhibit 10.31 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

          10.20 Letter Agreement dated December 15, 2003 between Bank of America, N.A., CNL Financial VII, LP and CNL Restaurant Capital, LP (filed herewith)

          10.21 Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Steven D. Shackelford (filed herewith).

          10.22 Employment Agreement dated as of May 5, 2003, by and between CNL Franchise Network GP Corp. and Curtis B. McWilliams (filed herewith).

          21    Subsidiaries of the Registrant (filed herewith).

          31.1  Certification  of  Chief  Executive  Officer  Pursuant  to  Rule
                13a-14(a)   as  Adopted   Pursuant   to   Section   302  of  the
                Sarbanes-Oxley Act of 2002 (filed herewith).

          31.2  Certification  of  Chief  Financial  Officer  Pursuant  to  Rule
                13a-14(a)   as  Adopted   Pursuant   to   Section   302  of  the
                Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                  EXHIBIT 10.20
                    LETTER AGREEMENT DATED DECEMBER 15, 2003
                         BETWEEN BANK OF AMERICA, N.A.,
                            CNL FINANCIAL VII, LP AND
                           CNL RESTAURANT CAPITAL, LP

                                  EXHIBIT 10.21
                              EMPLOYMENT AGREEMENT
                              STEVEN D. SHACKELFORD

                                  EXHIBIT 10.22
                              EMPLOYMENT AGREEMENT
                              CURTIS B. MCWILLIAMS

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

                                  EXHIBIT 31.1

             RULE 13a-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 31.2

             RULE 13a-14(a) CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                  EXHIBIT 32.1

              SECTION 1350 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 32.2

              SECTION 1350 CERTIFICATION OF CHIEF FINANCIAL OFFICER