Form 10-Q
period 2004-03-31
CNL RESTAURANT PROPERTIES INC
filed 2004-05-07
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

         45,248,670 shares of common stock, $0.01 par value, outstanding as of May 7, 2004.

                                    CONTENTS






Part I                                                                  Page
                                                                        ----

    Item 1.Financial Statements:

              Condensed Consolidated Balance Sheets                      3

              Condensed Consolidated Statements of  Operations           4

              Condensed Consolidated Statements of
                  Stockholders' Equity and Comprehensive
                  Income/(Loss)                                          5

              Condensed Consolidated Statements of Cash Flows            6-7

              Notes to Condensed Consolidated Financial
                  Statements                                             8-13

    Item 2.Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        14-30

    Item 3.Quantitative and Qualitative Disclosures About
              Market Risk                                                30

    Item 4.Controls and Procedures                                       31-32

Part II

    Other Information                                                    33-36

Item 1.  Financial Statements


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except for share data)

                                                                                March 31,            December 31,
                                                                                   2004                  2003
                                                                             ------------------     -----------------

                                    ASSETS

    Real estate investment properties                                             $    535,814          $    536,054
    Net investment in direct financing leases                                          103,136               103,662
    Real estate and restaurant assets held for sale                                    157,143               138,227
    Mortgage loans held for sale                                                         2,024                 1,490
    Mortgage, equipment and other notes receivable, net of allowance of
        $9,961 and $13,964, respectively                                               316,588               320,900
    Other investments                                                                   29,477                29,671
    Cash and cash equivalents                                                           22,323                36,955
    Restricted cash                                                                      8,589                12,462
    Receivables, net of  allowance for doubtful accounts
        of $1,266 and $872, respectively                                                 3,107                 3,382
    Accrued rental income                                                               26,627                25,836
    Goodwill                                                                            56,260                56,260
    Other assets                                                                        33,998                33,217
                                                                             ------------------     -----------------
                                                                                 $   1,295,086          $  1,298,116
                                                                             ==================     =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

    Revolver                                                                      $     8,500            $     2,000
    Note payable                                                                      176,413                182,560
    Mortgage warehouse facilities                                                     110,601                 93,513
    Subordinated note payable                                                          33,750                 43,750
    Bonds payable                                                                     424,805                430,011
    Due to related parties                                                             29,506                 25,038
    Other payables                                                                     34,268                 34,096
                                                                             ------------------     -----------------
        Total liabilities                                                             817,843                810,968
                                                                             ------------------     -----------------

    Minority interests, including redeemable partnership interest                       6,481                  7,262

    Stockholders' equity:
        Preferred stock, without par value. Authorized and unissued
           3,000,000 shares                                                                --                     --
        Excess shares, $0.01 par value per share. Authorized and
           unissued 78,000,000 shares                                                      --                     --
        Common stock, $0.01 par value per share. Authorized
           62,500,000 shares, issued 45,286,297 shares, outstanding
           45,248,670 shares                                                              452                    452
        Capital in excess of par value                                                826,627                826,627
        Accumulated other comprehensive loss                                          (17,168  )             (14,447 )
        Accumulated distributions in excess of net earnings                          (339,149  )            (332,746 )
                                                                             ------------------     -----------------
              Total stockholders' equity                                              470,762                479,886
                                                                             ------------------     -----------------

                                                                                 $  1,295,086           $  1,298,116
                                                                             ==================     =================


     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands except for share data and per share data)

                                                                                      Quarter ended
                                                                                        March 31,
                                                                               2004                  2003
                                                                         -----------------     ------------------

  Revenues:

      Rental income from operating leases                                    $     14,596           $     14,894
      Earned income from direct financing leases                                    2,624                  2,686
      Interest income from mortgage, equipment and
         other notes receivable                                                     6,653                  8,045
      Investment and interest income                                                1,191                  1,105
      Other income                                                                  1,356                  2,400
      Net decrease in value of mortgage loans
         held for sale, net of related hedge                                           --                 (2,047 )
                                                                         -----------------     ------------------
                                                                                   26,420                 27,083
                                                                         -----------------     ------------------
  Expenses:
      General operating and administrative                                          6,423                  7,542
      Interest expense                                                             11,829                 12,434
      Property expenses, state and other taxes                                        163                    273
      Depreciation and amortization                                                 2,861                  3,212
      Loss on termination of cash flow hedge                                          355                     --
      Impairments and provisions on assets                                            547                  2,182
                                                                         -----------------     ------------------
                                                                                   22,178                 25,643
                                                                         -----------------     ------------------

  Earnings from continuing operations before minority interest in income of consolidated joint ventures, equity in
      earnings of unconsolidated joint ventures and gain/(loss)
      on sale of assets                                                             4,242                  1,440

  Minority interest in income of consolidated joint ventures                         (662 )                 (868 )

  Equity in earnings of unconsolidated joint ventures                                  34                     31

  Gain/(loss) on sale of assets                                                         6                     (6 )
                                                                         -----------------     ------------------

  Earnings from continuing operations, net                                          3,620                    597

  Earnings from discontinued operations, net of income tax provision                7,228                  7,422
                                                                         -----------------     ------------------

  Net income                                                                 $     10,848           $      8,019
                                                                         =================     ==================

  Earnings per share of common stock (basic and diluted):
      From continuing operations                                              $      0.08           $       0.01
      From discontinued operations                                                   0.16                   0.17
                                                                         -----------------     ------------------

  Net income                                                                  $      0.24           $       0.18
                                                                         =================     ==================

  Weighted average number of shares of common stock outstanding                45,248,670             45,248,670
                                                                         =================     ==================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                     EQUITY AND COMPREHENSIVE INCOME/(LOSS)
                   Quarter Ended March 31, 2004 and Year Ended
                                December 31, 2003
            (In thousands except for share data and per share data)

                                                                         Accumulated
                                                                        distributions      Accumulated
                                   Common stock         Capital in        in excess           other
                                 Number       Par       excess of          of net         comprehensive               Comprehensive
                                of shares    value      par value         earnings            loss          Total         Income
                               ------------ ---------  -------------    --------------   --------------   ---------  --------------

Balance at December 31, 2002    45,248,670    $  452     $  816,745       $  (306,184 ) $    (16,862 )   $ 494,151

Acquisition of minority                 --        --         11,375                --             --        11,375
   interest

Stock issuance costs                    --        --         (1,493 )              --             --        (1,493 )

Net income                              --        --             --            42,440             --        42,440     $    42,440

Reclassification of market
   revaluation on available
   for sale securities to
   statement of operations              --        --             --                --            (78 )         (78 )           (78 )

Reclassification of cash
   flow hedge losses to
   statement of operations              --        --             --                --            502           502             502

Current period adjustment to
    recognize change in fair
    value of cash flow hedges,
    net of $1,750 in tax benefit        --        --             --                --          1,991         1,991           1,991
                                                                                                                      -------------

Total comprehensive income              --        --             --                --             --            --     $    44,855
                                                                                                                      =============

Distributions declared and
    paid ($1.52 per share)              --        --             --           (69,002 )           --       (69,002 )
                               ------------ ---------  -------------    --------------  -------------   -----------

Balance at December 31, 2003    45,248,670       452        826,627          (332,746 )      (14,447 )     479,886

Net income                              --        --             --            10,848             --        10,848     $    10,848

Reclassification of cash
    flow hedge losses to
    statement of operations             --        --             --                --            355           355             355

Current period adjustment to
    recognize change in fair
    value of cash flow
    hedges,  net of $1,367 in
    tax benefit                         --        --             --                --         (3,076 )      (3,076 )        (3,076 )
                                                                                                                      -------------

Total comprehensive income              --        --             --                --             --            --     $     8,127
                                                                                                                      =============

Distributions declared and
   paid ($0.38 per share                --        --             --           (17,251 )           --       (17,251 )
                               ------------ ---------  -------------    --------------  -------------   -----------

Balance at March 31, 2004       45,248,670    $  452     $  826,627       $  (339,149 ) $    (17,168 )   $ 470,762
                               ============ =========  =============    ==============  =============   ===========

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                  2004                   2003
                                                                            ------------------     -----------------

Cash flows from operating activities:
    Net income                                                                    $    10,848           $     8,019
    Adjustments to reconcile net income to net cash provided by/(used
          in) operating activities:
       Depreciation and amortization                                                    3,065                 3,347
       Impairments and provisions on assets                                               547                 4,409
       Gain on sales of assets                                                         (1,452 )                (260 )
       Increase in income taxes payable                                                 1,234                    --
       Investment in mortgage loans held for sale                                          --                   (18 )
       Collection on mortgage loans held for sale                                          --                   879
       Changes in inventories of real estate held for sale                            (28,997 )              23,956
       Changes in other operating assets and liabilities                               (3,930 )                (353 )
                                                                            ------------------     -----------------
    Net cash provided by/(used in) operating activities                               (18,685 )              39,979
                                                                            ------------------     -----------------

Cash flows from investing activities:
       Proceeds from sale of assets                                                     9,164                 5,000
       Decrease in restricted cash                                                      3,873                   567
       Collection on mortgage, equipment and other notes
          receivable                                                                    3,112                 2,776
                                                                            ------------------     -----------------
    Net cash provided by investing activities                                          16,149                 8,343
                                                                            ------------------     -----------------

Cash flows from financing activities:
        Payment of stock issuance costs                                                (1,493 )                   --
        Proceeds from borrowing on revolver                                             8,500                 11,500
        Payment on revolver, note payable and subordinated note
          payable                                                                     (18,147 )              (18,263 )
        Proceeds from borrowing on mortgage warehouse facilities                       49,957                 25,721
        Payments on mortgage warehouse facilities                                     (32,869 )              (44,915 )
        Retirement of bonds payable                                                    (5,206 )               (3,901 )
        Payment of bond issuance costs                                                    (16 )                   --
        Loan from stockholder                                                           5,700                  4,500
        Distributions to minority interest                                               (513 )                 (484 )
        Distributions to stockholders                                                 (18,009 )              (17,251 )
                                                                            ------------------     ------------------
    Net cash used in financing activities                                             (12,096 )              (43,093 )
                                                                            ------------------     ------------------

Net increase (decrease) in cash and cash equivalents                                  (14,632 )                5,229

Cash and cash equivalents at beginning of period, as restated                          36,955                 16,579
                                                                            ------------------     ------------------

Cash and cash equivalents at end of period                                        $    22,323            $    21,808
                                                                            ==================     ==================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                     2004                   2003
                                                                               ------------------    -------------------

Supplemental disclosures of cash flow information:

    Interest paid                                                                    $    11,188           $     13,600
                                                                               ==================    ===================
    Interest capitalized                                                              $       14             $       29
                                                                               ==================    ===================
    Income taxes paid                                                                 $      545              $      --
                                                                               ==================    ===================

Supplemental disclosures of non-cash investing and financing activities:

    Redemption of minority interest in lieu of payment on accounts
       receivable                                                                     $      894            $       317
                                                                               ==================    ===================
    Acquisition of minority interest                                                   $      --           $     11,375
                                                                               ==================    ===================
    Foreclosure on mortgage notes receivable and acceptance of
       underlying real estate collateral                                              $      452              $      --
                                                                               ==================    ===================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Organization and Nature of Business:

         Organization - CNL Restaurant Properties, Inc. ("the Company") formerly CNL American Properties Fund, Inc. was organized in Maryland in May of 1994, and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL Restaurant Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include CNL Restaurant Investments, Inc. ("CNL-Investments") formerly CNL Restaurant Properties, Inc. and CNL Restaurant Capital Corp. ("CNL-Capital Corp.") formerly CNL Franchise Network Corp. The Company's operations are divided into two business segments, real estate and specialty finance. The real estate segment, operated principally through the Company's wholly-owned subsidiary CNL-Investments and its subsidiaries, owns and manages a portfolio of primarily long-term triple-net lease properties. Its activities include portfolio management, property management and dispositions. In addition, it services approximately $525 million in affiliate portfolios and earns management fees related thereto. The specialty finance segment, CNL Restaurant Capital, LP ("CNL-Capital") and its subsidiaries, is operated through the Company's wholly-owned subsidiary CNL-Capital Corp., a partnership with Bank of America, N.A. (the "Bank") and CNL/CAS Corp., an affiliate of the Company's Chairman. CNL-Capital offers real estate financing, advisory and other services to national and larger regional restaurant operators. It does this primarily by acquiring restaurant real estate properties, which are subject to triple-net lease, utilizing short-term debt and generally selling such properties at a profit.

         Effective January 1, 2004, the Bank redeemed a portion of its ownership interest in CNL-Capital in lieu of payment of referral fees to the Company. As a result, the Company's effective ownership interest in CNL-Capital increased from 96.26 percent to 96.97 percent.

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003. Certain items in the prior year's financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on stockholders' equity or net income.

3.       Adoption of New Accounting Standards:

         During 2003, the Company implemented FAS Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" that resulted in the consolidation of two subsidiaries that were previously not consolidated. In December 2003, the Financial Accounting Standards Board (the "FASB") issued FIN 46R, "Consolidation of Variable Interest Entities". This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.       Adoption of New Accounting Standards - Continued:

         changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. Application of this interpretation did not have an effect on the Company's financial position or results of operations.

4.       Real estate investment properties:

         During the quarters ended March 31, 2004 and 2003, the Company recorded provisions for impairment of $0.2 million and $1.6 million, respectively. The tenants of these properties experienced financial difficulties and/or ceased payments of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying value to the estimated fair value of the properties.

5.       Real estate and restaurant assets held for sale:

         Real estate and restaurant assets held for sale consists of the following:

                                                 (In thousands)
                                          March 31,           December 31,
                                             2004                 2003
                                       -----------------    ----------------

               Land and buildings          $    155,765       $     136,614
               Restaurant assets                  1,378               1,613
                                       -----------------    ----------------
                                           $    157,143       $     138,227
                                       =================    ================

         The Company's specialty finance business segment actively acquires real estate assets subject to leases with the intent to sell. In accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), the properties' operating results and the gains or losses resulting from the disposition of properties are recorded as discontinued operations.

         In addition to its business of investing in new restaurant properties subject to triple-net leases, the Company's real estate investment subsidiary, CNL-Investments, will divest properties from time to time when it is strategic to the Company's longer-term goals. When CNL-Investments establishes its intent to sell a property, all operating results relating to the properties and the ultimate gain or loss on disposition of the properties are treated as discontinued
         operations for all periods presented. During 2002, the Company purchased the operations of certain restaurants. In December 2003, the Company decided to dispose of these restaurant operations. As a result, all operating results relating to these restaurant operations are recorded as discontinued operations.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2004 and 2003


5.       Real estate and restaurant assets held for sale - Continued:

         The operating results of the discontinued operations were as follows for the quarters ended March 31:

                                                                           (In thousands)
                                                                    2004                  2003
                                                              -----------------     -----------------

              Rental income                                        $     2,621          $      4,161
              Food and beverage income                                   3,819                 3,420
              Food and beverage expenses                                (4,008 )              (3,313 )
              Other property related expenses                             (188 )                (661 )
              Interest expense                                            (717 )                (735 )
              Impairment provisions                                         --                (2,227 )
                                                              -----------------     -----------------

              Earnings from discontinued operations                      1,527                   645
                                                              -----------------     -----------------

              Sales of real estate                                      48,049                60,973
              Cost of real estate sold                                 (41,114 )             (54,196 )
                                                              -----------------     -----------------

              Gain on disposal of discontinued operations                6,935                 6,777
                                                              -----------------     -----------------

              Income tax provision                                      (1,234 )              (2,267 )
              Income tax benefit                                            --                 2,267
                                                              -----------------     -----------------

              Net income tax                                            (1,234 )                  --
                                                              -----------------     -----------------

              Income from discontinued operations, net             $     7,228          $      7,422
                                                              =================     =================

6.       Borrowing:

         In January 2004, the Company amended the subordinated note payable agreement while at the same time making a $10 million prepayment, reduced the balance to $33.75 million, reduced the interest rate from
         8.50 percent to 7.00 percent per annum and reduced the Bank's ownership from the conversion feature in CNL-Capital from 13.1 percent to 10.11 percent. In addition, the Company agreed to make a mandatory prepayment of $11.875 million prior to or on December 31, 2004. The subordinated note will amortize over five years with a balloon payment due on December 31, 2008.

7.       Related Party Transactions:

         During the quarter ended March 31, 2004, CNL Financial Group, Inc., an affiliate, advanced approximately $5.7 million to the Company in the form of a demand balloon promissory note. The note is uncollateralized, bears interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand. At March 31, 2004, $29.4 million in total demand loans, including accrued interest, were outstanding and were included in the due to related parties caption on the condensed consolidated balance sheet.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2004 and 2003


8.       Segment Information:

         The Company has established CNL-Investments and CNL-Capital Corp. as separate legal entities to operate and measure the real estate and specialty finance segments, respectively.

         CNL-Investments is the parent company of CNL APF Partners LP, a real estate company that acquires and holds real estate, mortgage and equipment loans generally until maturity. CNL-Capital Corp. is the parent of CNL-Capital, a specialty finance company that offers real estate financing, servicing, advisory and other services to restaurant operators. CNL-Capital acquires restaurant real estate properties subject to triple-net leases, utilizing short-term debt, and then sells them generally within one year.

         The following table summarizes the operating results for the quarters ended March 31, 2004 and 2003 with segment information for the two lines of business. Consolidating eliminations and other results of the parent of CNL-Investments and CNL-Capital Corp. are reflected in the "other" column.

                                                                       Quarter ended March 31, 2004
                                                                              (In thousands)

                                                         CNL-          CNL-Capital                       Consolidated
                                                      Investments          Corp.            Other            Totals
                                                     -------------    ---------------   -------------    --------------

         Revenues                                       $  20,132          $   7,040        $   (752 )      $   26,420
                                                     -------------    ---------------   -------------    --------------

         General operating and administrative               2,175              4,824            (576 )           6,423
         Interest expense                                   7,175              4,683             (29 )          11,829
         Property expenses, state and other taxes             163                 --              --               163
         Depreciation and amortization                      2,730                131              --             2,861
         Loss on termination of cash flow hedge                --                355              --               355
         Impairments and provisions on assets                 273                274              --               547
         Minority interest net of equity in
            earnings                                            8                620              --               628
         Gain on sale of assets                                (6 )               --              --                (6 )
                                                     -------------    ---------------   -------------    --------------
                                                           12,518             10,887            (605 )          22,800
                                                     -------------    ---------------   -------------    --------------
         Discontinued operations:
            Income from discontinued
               operations, net of income tax                1,419              5,809              --             7,228
                                                     -------------    ---------------   -------------    --------------

         Net income                                     $   9,033          $   1,962        $   (147 )      $   10,848
                                                     =============    ===============   =============    ==============

         Assets at March 31, 2004                       $ 809,103         $  492,045       $  (6,062 )     $ 1,295,086
                                                     =============    ===============   =============    ==============

         Investments accounted for under the
            equity method at March 31, 2004             $   1,041            $    --          $   --         $   1,041
                                                     =============    ===============   =============    ==============


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


8.       Segment Information - Continued:

                                                                        Quarter ended March 31, 2003
                                                                               (In thousands)

                                                          CNL-         CNL-Capital                       Consolidated
                                                      Investments         Corp.            Other            Totals
                                                     -------------    ---------------   ------------    ----------------

         Revenues                                       $  21,281         $    6,672       $   (870 )        $   27,083
                                                     -------------    ---------------   ------------    ----------------

         General operating and administrative               3,396              4,821           (675 )             7,542
         Interest expense                                   6,926              5,657           (149 )            12,434
         Property expenses, state and other taxes             264                  9             --                 273
         Depreciation and amortization                      2,903                309             --               3,212
         Impairments and provisions on assets               1,634                548             --               2,182
         Minority interest net of equity in
            earnings                                           26                811             --                 837
         Loss on sale of assets                                 2                  4             --                   6
                                                     -------------    ---------------   ------------    ----------------
                                                           15,151             12,159           (824 )            26,486
                                                     -------------    ---------------   ------------    ----------------
         Discontinued operations:
            Income/(loss) from discontinued
                operations, net of income tax                (468 )            7,890             --               7,422
                                                     -------------    ---------------   ------------    ----------------

         Net income                                     $   5,662         $    2,403        $   (46 )        $    8,019
                                                     =============    ===============   ============    ================

         Assets at March 31, 2003                       $ 821,320        $   534,512      $  (3,944 )      $  1,351,888
                                                     =============    ===============   ============    ================

         Investments accounted for under the
            equity method at March 31, 2003             $   1,124           $     --         $   --          $    1,124
                                                     =============    ===============   ============    ================



9.       Income Tax:

         The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes to its stockholders, except for taxes applicable to its taxable REIT subsidiaries ("TRSs").

         The Company has two TRSs for income tax purposes, in which activities of CNL-Capital, the specialty finance segment, and select activities of CNL-Investments, the real estate segment, are conducted. The CNL-Capital TRS recorded a current income tax provision of $1.2 million during the quarter ended March 31, 2004, all of which was allocated to discontinued operations. The effective tax rate used by CNL-Capital approximated the statutory rate. No net income tax provision was recorded during the quarter ended March 31, 2003 as a result of recognition of deferred tax assets previously subject to valuation allowances.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


9.       Income Tax: - Continued

         As of March 31, 2004, the CNL-Investments TRS had a deferred tax asset of $0.8 million. This TRS has not yet generated any taxable income. Therefore, CNL-Investments has established a valuation allowance to completely offset the deferred tax asset.

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

Organization and Business

CNL Restaurant Properties, Inc. ("CNL-Properties" or the "Company"), formerly CNL American Properties Fund, Inc., is the nation's largest self-advised real estate investment trust ("REIT") focused on the restaurant industry. The Company has two primary subsidiary operating companies, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. The Company was founded in 1994 and at March 31, 2004, had financial interests in approximately 1,000 properties diversified among more than 120 restaurant concepts in 43 states. The Company's total real estate holdings subject to lease (including properties classified as held for sale) include over 640 properties. At March 31, 2004, the servicing portfolio of net lease properties and mortgages consists of approximately 2,200 units, of which over 1,200 are serviced on behalf of third parties.

The Company operates two business segments - real estate and specialty finance.

    o The real estate segment, operated principally through the Company's wholly-owned subsidiary CNL Restaurant Investments, Inc. ("CNL-Investments"), formerly known as CNL Restaurant Properties, Inc. (a name used by the Company effective June 27, 2003), and its subsidiaries, manage a portfolio of primarily long-term triple-net lease properties. Those responsibilities included portfolio management, property management, dispositions and the opportunistic acquisition and profitable sale of real estate investments. In addition, CNL-Investments services approximately $525 million in affiliate real estate portfolios and earns management fees related thereto. Revenues from the real estate segment represented approximately 76 percent and 79 percent of the Company's total revenues for the quarters ended March 31, 2004 and 2003, respectively.

    o The specialty finance segment, operated through the Company's wholly-owned subsidiary CNL Restaurant Capital Corp. ("CNL-Capital Corp"), formerly known as CNL Franchise Network Corp., is partnered with a financial institution, Bank of America ("the Bank"), in owning CNL Restaurant Capital, LP ("CNL-Capital"). CNL-Capital, through its subsidiaries, offers real estate financing, advisory and other services to national and larger regional restaurant operators. It does this primarily by acquiring restaurant real estate properties, which are subject to a triple-net lease, utilizing short-term debt and generally selling such properties at a profit. Revenues from the specialty finance segment represented approximately 24 percent and 21 percent of the Company's total revenues for the quarters ended March 31, 2004 and 2003, respectively.

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

Liquidity and Capital Resources

General. Historically, the Company's demand for funds has been for payment of operating expenses and dividends, for payment of principal and interest on its outstanding indebtedness and for acquisitions of properties with the intent to sell. The Company's management expects to continue meeting short-term and long-term liquidity requirements through distributions from CNL-Investments, issuance of debt and sales of common and/or preferred stock. To date, the Company has not received distributions from CNL-Capital because this subsidiary has reinvested its earnings in ongoing operations. Management expects that distributions from CNL-Capital will begin within the next two years.

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

The Company has elected to distribute amounts in excess of that necessary to qualify as a REIT. During each of the quarters ended March 31, 2004 and 2003, the Company distributed $17.3 million, or $0.38 per share each quarter, to its stockholders. The Company's cash used in operations for the quarter ended March 31, 2004 was $18.7 million and cash from operations for the quarter ended March 31, 2003 was $40.0 million. Management believes that a better indicator of cash from operations would exclude the changes in the held for sale loans and real estate portfolio and proceeds from the sale of loans. Net cash provided by operating activities excluding changes in mortgage loans and inventories of real estate held for sale was $10.3 million and $15.2 million for the quarters ended March 31, 2004 and 2003, respectively.

In order to ensure that the Company maintained its historical level of distributions to its stockholders, the Company's Chairman, through CFG, made advances to the Company in the amount of $5.7 million and $4.5 million during the quarters ended March 31, 2004 and 2003, respectively, in the form of demand balloon promissory notes. The notes are non-collateralized, bear interest at LIBOR plus 2.5 percent or at the Base Rate, as defined in the loan agreement, with interest payments and outstanding principal due upon demand. The principal amount including accrued interest at March 31, 2004 was $29.4 million relating to various advances received from December 2002 through March 31, 2004. In addition, during 2002 and 2001, the Chairman, through CFG, received 1,173,354 shares and 579,722 shares, respectively, of the Company's stock in exchange for $20.1 million and $9.7 million, respectively, in cash, including the conversion of amounts previously treated as advances. This provided capital that allowed the Company to reinvest the earnings generated by the specialty finance business. The number of shares was determined using an estimated fair value per share of $16.78 and $17.13 during 2001 and 2002, respectively. The value per share for 2001 and 2002 was determined by a third party firm, which based its valuation on an analysis of comparable publicly traded real estate investment trusts and a discounted cash flow analysis. The Company's Chairman is under no obligation to purchase additional shares or make advances to the Company. Should the Company's Chairman determine not to purchase additional shares or loan additional funds to the Company, and the Company does not generate adequate cash flow from other sources, the Company may have to reduce its distribution rate.

In connection with maintaining its historical distribution level, the Company may sell additional shares of its common stock to CFG or to third party purchasers. The Company's Chairman is under no obligation to purchase additional shares of the Company's common stock or loan additional funds to the Company in order to guarantee that the Company maintains its historical distribution level to stockholders. Selling additional shares of the Company's stock may dilute a shareholder's investment and may reduce the value a shareholder would receive in a future liquidity event. However, selling stock to enable CNL-Capital to reinvest earnings may be accretive to the extent that the value of the specialty finance segment increases.

o   Specialty Finance Segment (CNL-Capital)

CNL-Capital's current demand for funds include (i) payment of operating expenses, (ii) funds necessary for net lease originations to be sold in its Investment Property Sales Program (as defined below) and (iii) payment of principal and interest on its outstanding indebtedness. Demand for funds increased during 2004 to cover the $56.7 million of new originations of real estate properties that exceeded the $40.0 million received from the sales of properties under the Investment Property Sales Program. In addition, CNL-Capital utilized $10 million in January 2004 to pay down a portion of the Subordinated Debt Facility (as defined below) and modify the existing terms.

During the quarters ended March 31, 2004 and 2003, CNL-Capital Corp derived its primary cash flows from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from the Investment Property Sales Program, advisory services and servicing revenues. Significant cash outflows consist of operating expenses, real property purchases and capital enhancements in the loan portfolio (excess of investment over related borrowings). CNL-Capital had cash and cash equivalents of $17.0 million and $31.9 million at March 31, 2004 and December 31, 2003, respectively.

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

Investment Property Sales Program

The Company's Investment Property Sales Program came into being as a reaction to uncertainty in the franchise asset-backed securitization market. CNL-Capital was formed in June of 2000 through an alliance between the Company and the Bank. The original vision of CNL-Capital was centered on securitization. This business model was predicated upon the origination of pools of loans or triple-net leases and the subsequent issuance of bonds collateralized by real estate and other restaurant assets underlying the loan or lease. The securitization market experienced considerable volatility in late 2000 that has continued to date virtually shutting down that securitization financing channel for the franchise asset class. Rising delinquencies in securitized loan pools, falling treasury rates, macroeconomic uncertainties combined with the sluggish restaurant sales within certain concepts all contributed to the volatility. Investors required higher interest rates on securities issued in securitizations while ratings agencies downgraded the quality of many of the loans underlying the securities. While many of the Company's competitors experienced downgrades or ratings actions on bonds previously issued, the Company's prior loan and lease securitizations to date have not been subject to any such ratings action.

As a result of the volatility in the securitization market, CNL-Capital changed its business focus in 2001 and halted the origination of new loans. Uncertainty in the franchise asset-backed securitization market led management to focus its originations effort toward new long-term, triple-net leases on real estate with the intent of selling these properties to third parties. In 2001, CNL-Capital began selling investment properties to third parties (the "Investment Property Sales Program") adding diversity to its original securitization model. These leased properties may qualify the buyer for special tax treatment under Section 1031 of the Internal Revenue Code (a "Section 1031 Exchange"). Generally,
Section 1031 Exchanges allow an investor who realizes a gain from selling appreciated real estate to defer paying taxes on such gain by reinvesting the sales proceeds in like-kind real estate. The success of this program is dependent upon achieving an optimal balance of cash flows from lease income earned in excess of borrowing costs versus a maximum gain on the sale.

The chart below illustrates cash flows from Investment Property Sales proceeds and purchases of properties as follows:

                                                                             (In thousands)
                                                                         For the quarters ended
                                                                               March 31,
                                                                         2004              2003
                                                                     --------------    -------------

        Proceeds from Investment Property Sales program sales             $ 39,972         $ 56,333
                                                                     ==============    =============

        Cost of properties sold under the Investment Property
             Sales program                                                $ 34,678         $ 49,821
                                                                     ==============    =============

Generally accepted accounting principles require that the sale of investment properties be designated as discontinued operations. A significant element of the ongoing activities of the specialty finance segment is the Investment Property Sales Program that consists of the origination of new triple-net lease financing on properties and the subsequent disposition of those properties. The following table shows the combined results of the Investment Property Sales Program and the rest of the operations of the specialty finance segment (without treating the Investment Property Sales Program as discontinued operations) for each of the periods presented:

                                                                           (In thousands)
                                                                  For the quarters ended March 31,
                                                                       2004             2003
                                                                 ---------------   ---------------

        Revenues:
             Sale of real estate                                     $   39,972         $   56,333
             Rental income                                                2,517              3,342
             Other revenue items                                          7,134              6,675
                                                                 ---------------    ---------------
                                                                         49,623             66,350
                                                                 ---------------    ---------------
        Expenses:
             Cost of real estate sold                                    34,678             49,821
             Interest expense                                             5,400              6,392
             Depreciation and amortization                                  227                309
             Other expenses                                               6,122              7,425
                                                                 ---------------    ---------------
                                                                         46,427             63,947
                                                                 ---------------    ---------------

        Pre-tax income                                                    3,196              2,403
             Income tax provision                                        (1,234)                --
                                                                 ---------------    ---------------
                 Net income                                          $    1,962         $    2,403
                                                                 ===============    ===============


Management expects continued demand for the Investment Property Sales Program but continues to study other sales channels to market net lease assets. Despite selling 24 properties versus 41 properties during the quarters ended March 31, 2004 and 2003, respectively, gains per property were higher in 2004 versus 2003. The success of the Investment Property Sales business is dependent on successfully originating new triple-net leases and the continued liquidity of the 1031 exchange marketplace. For the quarters ended March 31, 2004 and 2003, CNL-Capital originated $56.7 million and $22.4 million in net leases respectively. Management continues to expect strengthening demand for its core triple-net lease financing during the rest of 2004 but acknowledges that the demand is impacted by a low interest rate environment and the following factors:

    o A number of identified lease transactions have been lost to competitors offering mortgage debt financing. With the low prevailing interest rates, large national and regional banks have offered less expensive mortgage financing that many restaurant operators find more attractive than leases. CNL-Capital does not currently originate debt financing due to the volatility and high cost of capital currently associated with the securitization market. CNL-Capital instead provides referrals of mortgage debt transactions to the Bank (its financial institution partner) and earns a fee for such referrals. Management continues to monitor the potential reemergence of a mortgage loan product, but does not expect this market to be viable in the near term.

    o Various real estate brokerage firms compete against CNL-Capital and receive a brokerage fee upon the sale of the restaurant properties. Generally the brokers serve as an intermediary and do not have capital to ensure certainty of close for the restaurant operator. CNL-Capital, through its warehouse facilities, is able to provide that assurance which to date has mitigated this competitive threat, particularly on the larger transactions. The threat exists more in the market for smaller transaction sizes than the typical CNL-Capital prospect.


Management has responded to this slow-down by adjusting net lease rates, identifying larger transactions and identifying new areas within the selling process to reduce costs. These originations provide inventory necessary to execute the Investment Property Sales Program and CNL-Capital typically profits from the leases while holding them. At March 31, 2004, CNL-Capital was involved in several opportunities for net lease originations with $84 million approved for funding and accepted by the client, and an additional $104 million approved with client acceptance pending. CNL-Capital's warehouse facilities provide advances for up to 97 percent of the real estate purchase value. The Company is reinvesting its operating profits to fund the amounts not advanced by the mortgage warehouse facilities.

Indebtedness

During the quarter ended March 31, 2004, CNL-Capital used "net spread" to pay operating expenses and used borrowings on its warehouse facilities to fund new real estate originations. CNL-Capital has continued to reduce its warehouse credit capacity to align triple-net lease financing opportunities to its financing capacity requirements and to reduce its overall financing costs. The Company has reduced its warehouse credit capacity from $385 million to $260 million, thereby realizing economies from the reduced capacity. CNL-Capital may be subject to margin calls on its warehouse credit facilities. The Bank and the other lenders monitor delinquency assumptions and may require one or more margin calls to reduce the level of warehouse financing. During the quarters ended March 31, 2004 and 2003, CNL-Capital made $0.5 million and $2.6 million in margin calls, respectively.

CNL-Capital has the following borrowing sources at March 31, 2004, with the stated total capacity and interest rate:

                                                          In thousands
                                               Amount used         Capacity       Maturity       Interest rate (4)
                                               ----------------- -------------  --------------- -------------------

    Note payable (medium term financing) (1)        $   175,808     $ 175,808      Jun 2007           2.33%
    Mortgage warehouse facilities (2)                   110,601       260,000       Annual            2.61%
    Subordinated note payable                            33,750        33,750      Dec 2008           7.00%
    Series 2001-4 bonds payable (3)                      38,565        38,565    2009 - 2013          8.90%
                                               ----------------- -------------
                                                    $   358,724     $ 508,123
                                               ================= =============

       (1) Average rate excludes the impact of hedge transactions that bring the total average rate to 5.77 percent on the medium term financing.

       (2) In December 2003, CNL-Capital lowered the borrowing capacity on one of its mortgage warehouse facilities from $260 million to $160 million because it did not require the full capacity. In March 2004, CNL-Capital renewed this facility through March 2005. The second mortgage warehouse facility of $100 million matures in June 2004. Management is in the process of negotiating the renewal of this facility and anticipates it will obtain a renewal through June 2005 at similar terms.

       (3) Includes $5,069 in bonds held by CNL-Investments eliminated upon consolidation in Company financial statements.

       (4) Excludes debt issuance and other related costs.

Note Payable. In June 2002, in order to refinance short term debt with longer term debt, CNL-Capital entered into a five-year term $207 million financing collateralized with $225 million in mortgage loans re-designated to reflect the Company's intention to hold them to maturity. The transaction provides CNL-Capital earnings on the excess of interest income over interest expense. This five-year term financing carries a variable interest rate tied to the weighted average rate of commercial paper plus 1.25 percent with a portion of such interest fixed through the initiation of a hedge transaction.

Mortgage Warehouse Facilities. CNL-Capital management maintains regular contact with its mortgage warehouse facility lenders and believes that the relatively low-cost, high-advance rate financing they provide has been integral to CNL-Capital's success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and accordingly CNL-Capital is vulnerable to any changes in the terms of these facilities. The warehouse facilities currently advance an average of 92.2 percent of the original real estate cost. As of March 31, 2004, CNL-Capital has two warehouse facilities. The first warehouse facility is for $160 million with the Bank and matures in March 2005 (the "Warehouse Credit Facility"). The second mortgage warehouse facility of $100 million with another lender, matures in June 2004. Management has and may continue to increase or decrease the mortgage warehouse facility capacity from its present level in order to economize on its cost and meet its business plan. At March 31, 2004, CNL-Capital had approximately $10.7 million in capital supporting its loan and lease portfolio financed through its mortgage warehouse facilities.

Subordinated Note Payable. In forming the alliance with the Bank during 2000, the Bank provided CNL-Capital with a $43.75 million subordinated debt facility (the "Subordinated Debt Facility"). In late December 2003, CNL-Capital removed the remaining loans on the Warehouse Credit Facility by selling them to CNL-Investments. CNL-Investments then executed a bond offering, supported in part, by this collateral. In January 2004, CNL-Capital used these proceeds along with additional funds, to repay the Bank $10 million on the Subordinated Debt Facility. As part of the repayment, CNL-Capital and the Bank modified the terms of the Subordinated Debt Facility. CNL-Capital extended the maturity date on the Subordinated Debt Facility from June 2007 to December 2008 and reduced the interest rate from 8.50 percent to 7.00 percent per annum. Under the new terms, CNL-Capital must repay $11.875 million on this facility by December 31, 2004. CNL-Capital will then make quarterly payments of principal and interest to the Bank using a five-year amortization schedule beginning March 2005 with a balloon payment due on December 31, 2008. As part of the negotiations, the Bank eliminated a previous restriction on CNL-Capital to pay down the Subordinated Debt Facility for every dollar distributed by CNL-Capital to the Company. In addition, the Company agreed to provide a guaranty on the entire amount outstanding under the Subordinated Debt Facility as part of the renegotiations. Prior to the renegotiations, only CNL-Capital had provided a guaranty on the Subordinated Debt Facility.

Bonds Payable. In May 2001, CNL-Capital issued bonds collateralized by a pool of mortgages (the "Series 2001-4 Bonds"). The proceeds of $42.1 million were applied to pay down short-term debt. The offering resulted in an initial weighted average life of approximately 7.8 years and a rate of interest of approximately 8.90 percent per annum (excluding capitalized financing costs). The bond indenture requires monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture also provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than 10 percent of the aggregate amounts due under the loans at the time of issuance.

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

Liquidity risk also exists from the possibility of borrower delinquencies on the mortgage loans held to maturity. In the event of a borrower delinquency, the Company could suffer not only shortfalls on scheduled payments but also margin calls by the lenders that provide the warehouse facilities and the five-year note, subjecting the Company to unanticipated cash outflows. The Company is obligated under the provisions of its five-year note to pay down certain debt associated with borrower delinquencies or defaults within a required time frame. Most properties acquired on the mortgage warehouse facilities are required to be sold within a certain time frame. Any delinquency, default or delay in the resale of properties financed through one of these facilities would generally result in an immediate pay-down of the related debt and may restrict the Company's ability to find alternative financing for these specific assets. In April 2004, CNL-Capital used cash from operations to pay approximately $5.3 million under its Note Payable associated with a restructure from a borrower who is experiencing financial difficulties. The Company's debt, excluding bonds payable, generally provides for cross-default triggers. A default of a mortgage warehouse facility, for example from a failure to make a margin call, could result in other Company borrowings becoming immediately due and payable.

For those borrowers who have experienced financial difficulties or who have defaulted under their loans, management has estimated the loss or impairment on the related investments and included such charge in earnings through March 31, 2004. The estimation process is challenging due to the number of possible outcomes and facts may develop in future periods that may suggest the need for larger reserve charges.

In March 2004, CNL-Capital provided temporary debt service relief to a borrower/tenant who is experiencing liquidity difficulties. CNL-Capital agreed to lower the interest rate over the next twelve months on eight mortgage loans to provide debt service relief. Repayment terms will go back to the original terms starting with the thirteenth month. The mortgage loans receivable from this borrower/tenant serve as collateral on the Note Payable. As a result of the restructure, the Company paid down approximately $5.3 million under its Note Payable, as described above. This reduction in cash flows from the temporary debt service relief provided to the borrower tenant, after consideration of the $5.3 million reduction in debt outstanding under the Note Payable, will have an approximate $1 million negative impact to cash flows over the next twelve months. Management does not believe that this temporary decline in cash flows will have a material adverse effect on overall liquidity.

Additional liquidity risks include the possible occurrence of economic events that could have a negative impact on the franchise securitization market and affect the quality or perception of the loans or leases underlying CNL-Capital's previous securitization transactions. The Company conducted its previous securitizations using bankruptcy remote entities. These entities exist independent from the Company and their assets are not available to satisfy the claims of creditors of the Company, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in these transactions have been affirmed unlike the ratings of many competitors' loan pools that have been downgraded. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. Should the loans underlying the securities default, and the securities undergo a negative ratings action, CNL-Capital could experience material adverse consequences impacting its ability to continue earning income as servicer, renew its warehouse credit facilities and its ability to engage in future profitable securitization transactions. In addition, a negative ratings action against the Company's securitized pools could cause the Company's warehouse lenders to lower the advance rates and increase the cost of financing.

CNL-Capital holds an interest in the following securitizations (referred to as the 1998-1 and 1999-1 residual interests), the assets and liabilities of which are not consolidated in the Company financial statements:

                                                                                   March 31, 2004
                                                                      -----------------------------------------
                                                                                   (In thousands)
                                                                       Mortgage loans in   Bonds outstanding
                                                                          pool at par      at face value (1)
                                                                      ------------------   ------------------

     Loans and debt supporting 1998-1 Certificates issued by CNL
        Funding 1998-1, LP                                             $     180,270        $     178,427
     Loans and debt supporting 1999-1 Certificates issued by CNL
        Funding 1999-1, LP                                                   226,715              226,715
                                                                      ------------------   ------------------

                                                                       $     406,985        $     405,142
                                                                      ==================   ==================

       (1) Certain bonds in both the 1998-1 and 1999-1 pools are owned by CNL-Investments; the aggregate principal amount of these bonds of
           $27,563 appears as investments in the consolidated financial statements of the Company.

Management believes that the Investment Property Sales Program will continue to be successful, but not without risks. Management believes that the recent tax law changes decreasing, but not eliminating capital gains taxes, are not significant enough to dissuade demand created by property buyers seeking continued tax deferrals. However any sweeping new proposal to eliminate the capital gains tax could negatively impact demand. Restaurant properties acquired in anticipation of sales through the Investment Property Sales program typically are leased to tenants at a rate that exceeds the rate a buyer is willing to accept. However, the Company could experience lower average gains or even losses on future sales due to declining tenant performance prior to the sale of one of more properties, a shift in the demand for real estate properties in a particular region or nationwide or because of other factors that alter the perceived value of a given property between the time the Company purchases the property and the time of actual sale. An unexpected rise in interest rates could increase the yields available on alternative non-real estate investments and may cause real estate investors to require higher lease rates from tenants. If the Company is holding a large inventory of properties for sale at such time, the value of these properties may be impacted. Such a reduction in value could cause the Company's mortgage warehouse facilities to require more equity from the Company that could adversely affect the Company's liquidity.

o  Real Estate Segment (CNL-Investments)

CNL-Investments' demands for funds are predominantly interest expense, operating expenses, reinvestment of disposition proceeds and distributions to the Company. CNL-Investments' cash flows primarily consist of rental income from tenants on restaurant properties owned, interest income on mortgage loans, dispositions of properties and income from holding interests in prior loan securitizations including those originated by predecessor entities of CNL-Capital. CNL-Investments had cash and cash equivalents of $5.3 million and $4.4 million at March 31, 2004 and December 31, 2003, respectively.

CNL-Investments' management believes the availability on its line of credit will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing of assets and reinvesting the proceeds in high-yielding investments, from cash from operating activities and from debt and equity offerings.

Indebtedness

From time to time,  CNL-Investments  will  borrow  amounts  available  under its
Revolver  (as  hereinafter  defined)  to  fund  operating  expenses.   Borrowing
resources at March 31, 2004 for CNL-Investments include:

                                            (In thousands)
                                   Amount Used     Capacity        Maturity     Interest Rate (1)
                                  -------------- -------------- --------------- ------------------

Revolver                              $   8,500      $  30,000     Oct 2004           3.60%
Note payable                                605            605       2005             4.37%
Series 2000-A bonds payable             250,260        250,260    2009-2017           7.94%
Series 2001 bonds payable               117,111        117,111     Oct 2006           1.59%
Series 2003 bonds payable                23,938         23,938    2005-2010           5.67%
                                  -------------- --------------
                                     $  400,414     $  421,914
                                  ============== ==============

(1) Excludes debt issuance and other related costs.

CNL-Investments provides a guaranty of up to ten percent of CNL-Capital's Note Payable. The Company also provides a 100 percent guaranty on CNL-Capital's Subordinated Debt Facility and on the $160 million warehouse credit facility with the Bank.

CNL-Investments' short-term debt consists of a $30 million revolving line of credit (the "Revolver") entered into in October 2001 with the Bank. CNL-Investments utilizes the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. The Revolver matured in October 2003, and at that time CNL-Investments exercised its one-year renewal option.

In January 2003, a subsidiary of CNL-Investments, entered into a Master Credit Facility Agreement ("the Note Payable") with CNL Bank, an affiliate. The Note Payable had a total borrowing capacity of $5 million and was established for the purpose of financing the acquisition and redevelopment of real estate properties. At March 31, 2004, the Company had $0.6 million outstanding relating to this Note Payable. Amounts outstanding are collateralized by mortgages on certain real property, bear interest at LIBOR plus 325 basis points per annum and require monthly interest only payments until maturity in 2005. The unused portion of $4.4 million on the credit facility expired in January 2004 and management of CNL-Investments elected not to renew the available capacity.

CNL-Investments also has medium-term note and long-term bond financing, referred to collectively as bonds payable, that was used to restructure the Company's indebtedness. Rental income received on properties and interest income received on mortgage loans and equipment leases pledged as collateral on medium and long-term financing is used to make scheduled reductions in bond principal and interest.

Some sources of debt financing require that CNL-Investments maintain certain standards of financial performance such as fixed-charge coverage ratios and tangible net worth requirements, and impose a limitation on the distributions from CNL-Investments to the Company tied to funds from operations. Any failure to comply with the terms of these covenants could constitute a default and may create an immediate need to find alternate borrowing sources.

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

Management is aware of multi-unit tenants that are also experiencing financial difficulties. In the event the financial difficulties continue, CNL-Investments' collection of rental payments could be interrupted. At present, most of these tenants continue to pay rent substantially in accordance with lease terms. However, CNL-Investments continues to monitor each tenant's situation carefully and will take appropriate action to place CNL-Investments in a position to maximize the value of its investment. For those tenants who have experienced financial difficulties or have defaulted under their leases, management has estimated the loss or impairment on the related properties and included such charge in earnings through March 31, 2004. The estimation process is challenging due to the number of possible outcomes that may result from a default situation. While management believes it has recorded an appropriate impairment charge at March 31, 2004, based on its assessment of each tenants' financial difficulties and its knowledge of the properties, facts may develop in future periods that may suggest the need for larger impairment charges.

In October 2003, a tenant of CNL-Investments, Chevy's Holding, Inc. and numerous operating subsidiaries, ("Chevy's") filed for voluntary bankruptcy under the provisions of Chapter 11. Chevy's operates the Chevy's, Rio Bravo and Fuzio concepts. CNL-Investments owns 22 Chevy's units, with a total investment of $56.6 million. As of May 5, 2004, Chevy's had rejected 16 of the 22 leases. Management recorded impairments relating to some of these sites in prior years. As of May 5, 2004, management has sold three properties whose leases were rejected and expects the remaining rejected sites to be re-leased or sold. Chevy's has paid rent on the six remaining sites since filing bankruptcy in October 2003.

In February 2004, The Ground Round, Inc. ("Ground Round"), a tenant of CNL-Investments, filed for voluntary bankruptcy under the provisions of Chapter
11. Ground Round operates the Ground Round and Tin Alley Grills concepts. CNL-Investments owns 12 units, with a total investment of $12.9 million. Ground Round had closed eight of these sites as of the bankruptcy filing. CNL-Investments did not collect the February and March rents on three of these sites but has collected rents on the other nine sites in accordance with bankruptcy provisions. As of May 5, 2004, Ground Round had neither affirmed nor rejected the 12 leases; however, management believes that Ground Round will reject six of the leases. Management will continue to monitor developments surrounding the bankruptcy, including the potential rejection of some or all of the remaining leases. As of May 5, 2004, CNL Investments had determined that no impairment provisions were deemed necessary.

In March 2004, CNL-Investments provided temporary rent forbearance to a tenant who is experiencing liquidity difficulties. CNL-Investments agreed to forebear the collection of partial rents over the next twelve months on ten sites to provide rent relief. Under the proposed negotiations, the tenant will pay the amounts deferred under the forbearance agreement over five years. This temporary forbearance on the rents will have a $1.8 million negative impact to cash flows of CNL-Investments over the next twelve months but will be collected between months 13 through 72.

CNL-Investments has experienced tenant bankruptcies and may commit further resources in seeking resolution to these properties including funding restaurant businesses directly or on behalf of successor tenants. For example, where the value of the leased real estate is linked to the financial performance of the tenant, CNL-Investments may allocate capital to invest in turnaround opportunities. As of March 31, 2004 the Company owned, through an investment of $1.2 million, the business restaurant operations of twelve Denny's restaurants that represented a strategic move to preserve the Company's real estate investment when the franchisee of the restaurants experienced severe financial difficulties. CNL-Investments has since successfully disposed of the real estate and plans to sell its investment in the business by the end of 2004. This activity is not a core operation or competency of the Company and is only undertaken in situations where management believes the course of action best preserves the Company's position in the real estate or loan investment.

Certain net lease properties are pledged as collateral for the Series 2000-A and Series 2001 triple-net lease mortgage bonds payable. In the event of a tenant default relating to pledged properties, the Company may elect to contribute additional properties or substitute properties into these securitized pools from properties it owns not otherwise pledged as collateral. These pools contain properties potentially impacted by the recent bankruptcy filing of Chevy's and the financial difficulties of other restaurant operators. Management is evaluating the impact to the pools, including any need to identify substitute properties. In the event that CNL-Investments has no suitable substitute property, the adverse performance of the pool might inhibit the Company's future capital raising efforts including the ability to refinance the Series 2001 bonds maturing in 2006. The Series 2000-A and Series 2001 financings include certain triggers relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal pay down on the outstanding bonds is accelerated. The Company is currently exceeding certain performance cash flow ratios within the Series 2000-A bonds due primarily to tenants defaults from the Chevy's bankruptcy described above. As a result, cash flow normally exceeding the scheduled principal and interest payments is required to be directed toward additional debt reduction. The Company is actively seeking new tenants or buyers for these properties that will result in improved performance under these ratios. The additional principal payment of approximately $0.8 million was funded from cash from operations during the quarter ended March 31, 2004.

Off-Balance Sheet Transactions

The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. The Company holds a residual interest in approximately $407.0 million in loans transferred to unconsolidated trusts that serve as collateral for the long-term bonds discussed in "Liquidity and Capital Resources - Specialty Finance Segment (CNL-Capital)". Recent accounting pronouncements have not required the consolidation of these trusts.

Interest Rate Risk

Floating interest rates on variable rate debt expose the Company to interest rate risk. The Company invests in assets with a fixed return by sometimes financing a portion of them with variable rate debt. As of March 31, 2004, the Company's variable rate debt includes the following:

     o   $8.5 million on its Revolver;

     o   $110.6 million on its mortgage warehouse facilities;

     o   $175.8 million on the June 2002 five-year financing;

     o   $117.1 million outstanding on the Series 2001 bonds; and

     o   $23.9 million outstanding on the Series 2003 bonds.

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

Management estimates that a one-percentage point increase in short-term interest rates as of March 31, 2004 would have resulted in additional interest costs of approximately $0.7 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

New Accounting Pronouncements

During 2003, the Company implemented FAS Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" that resulted in the consolidation of two subsidiaries that were previously not consolidated. In December 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46R, "Consolidation of Variable Interest Entities". This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The application of this interpretation did not have an effect on the Company's financial position or results of operations.

Results from Operations

The Company generated net income of $10.8 million and $8.0 million for the quarters ended March 31, 2004 and 2003, respectively. The 35 percent increase in net income for the quarter ended March 31, 2004 as compared to the comparable quarter in 2003 resulted from several factors. Net income increased primarily due to lower general, operating and administrative expenses and due to decreased impairment losses and reserves relating to the properties and loans in the portfolio. Net income also increased due to lower interest expense and property expenses for the quarter ended March 31, 2004 as compared to the comparable quarter in 2003.

The following discussion of results from operations is by segment. All segment results are before eliminating adjustments and results of the holding company. As a result, the sum of amounts applicable to each segment will not, in some cases, equal the Company total amount reflected in the condensed consolidated statement of operations. Company earnings by segment reflect restatements for prior periods resulting from consolidating previously unconsolidated entities in accordance with the implementation of new accounting pronouncements. Company earnings are as follows:



                                                                   For the quarters ended March 31,
                                                                         % of                         % of
    Net income by segment (in Millions)                    2004          Total          2003          Total
                                                         ----------     ---------    -----------    ----------

    Real estate segment                                     $  9.0            83%       $   5.7     $     71 %

    Specialty finance segment                                  2.0            19            2.4           30
    Other holding company results, results for
       periods prior to segment reporting and
       consolidating eliminations                             (0.2)           (2)          (0.1)          (1 )
                                                         ----------     ---------    -----------    ----------
         Net income                                         $ 10.8           100%       $   8.0          100 %
                                                         ==========     =========    ===========    ==========

o The real estate segment, through CNL-Investments, posted a 58 percent increase in earnings for the quarter ended March 31, 2004 as compared to the comparable quarter in 2003. The improved operating performance was partially attributed to the initiative that CNL-Investments undertook in 2003 to reduce general operating expenses by transferring certain functions related to the management of affiliated portfolios, out of CNL-Investments and into CFG, an affiliate, as further described below. The increased earnings were also the result of recording less property related expenses and less impairment provisions for the quarter ended March 31, 2004, due to having less vacant and non-performing properties in the portfolio during the quarter ended March 31, 2004 than the comparable quarter in 2003. The reduction in the number of vacant and non-performing properties was achieved through the end of 2003 either through the sale of several properties or the successful re-leasing of several properties subject to triple-net leases.

o The specialty finance segment, through CNL-Capital, reported a 17 percent decrease in earnings for the quarter ended March 31, 2004 as compared to the comparable quarter in 2003. The decrease was primarily the result of recording an income tax provision for the first time since the inception of the specialty finance segment, as further described below in "Results of Operations - Income Tax Provision".

Revenues

                                                                   For the quarters ended March 31,
                                                                          % of                    % of
       Total revenues by segment (in Millions)                 2004       Total       2003        Total
                                                              --------    -------    --------    --------

       Real estate segment                                    $   20.1        76 %     $ 21.3          78%
       Specialty finance segment                                   7.0        27          6.7          25
       Other holding company results, results for
          periods prior to segment reporting and
          consolidating eliminations                              (0.7)       (3 )       (0.9)         (3)
                                                              --------    -------    --------    --------
            Total revenues                                    $   26.4       100 %     $ 27.1         100%
                                                              ========    =======    ========    ========

Revenues are discussed based on the individual segment results beginning with the results of the real estate segment through CNL-Investments:

                                                                   For the quarters ended March 31,
       Real estate segment revenues by                                    % of                    % of
          line item (in Millions)                              2004       Total       2003        Total
                                                              --------    -------    --------    --------

       Rental income from operating
          leases and earned income from
          direct financing leases                               $17.2        86 %      $17.7         83 %
       Interest income from mortgage,
          equipment and other notes
          receivable                                              1.3         7          1.1          5
       Investment and interest income                             1.1         5          1.1          5
       Other income                                               0.5         2          1.4          7
                                                              --------    -------    --------    --------
            Total segment revenues                             $ 20.1       100 %     $ 21.3        100 %
                                                              ========    =======    ========    ========

o The rental revenue from vacant and other properties sold was classified as a component of discontinued operations for all periods presented and was not included in the segment revenues above. The combined amount of rental income from operating leases and earned income from direct financing leases from continuing operations did not change significantly for each of the quarters presented.

o Interest income from mortgage, equipment and other notes receivable increased slightly as a result of CNL-Investments' purchase of approximately $26.1 million in loans from CNL-Capital in December 2003. CNL-Investments combined these loans with other loans it previously owned and in December 2003, issued $24.9 million of notes collateralized by approximately $46.6 million of mortgage loans. The increase in interest income from the new loans was partially offset by a decrease in interest income earned on the declining balance of its original loan portfolio resulting from the scheduled collections of principal and the lack of new loan originations since 2000.

o Other income in the real estate segment decreased during the quarter ended March 31, 2004 as compared to the comparable quarter in 2003 as a result of decreased billings of direct costs to third parties using CNL-Investments for property management services. During the late summer of 2003, CNL-Investments transferred certain functions to CFG, an affiliate, thereby reducing general and operating expenses, as well as reducing the billings of these expenses collected from third parties. Other income in future quarters is expected to be at levels comparable to the quarter ended March 31, 2004.

The revenues of the specialty finance segment through CNL-Capital are more variable than those of the real estate segment. The following table provides additional information relating to the revenues of this segment:

                                                              For the quarters ended March 31,
      Specialty finance segment
         revenues by line item (in                                   % of                    % of
         Millions)                                        2004       Total        2003       Total
                                                         --------    -------    ---------    -------
      Interest income from mortgage
         equipment and other notes
         receivable                                       $ 5.4        77 %      $ 6.9         103 %
      Investment and interest income                        0.2         3          0.2           3
      Net decrease in value of mortgage
         loans held for sale, net of related
         hedge                                               --        --         (2.0)        (30 )

      Other income                                          1.4        20          1.6          24
                                                         --------    -------    ---------    -------
                                                          $ 7.0       100 %      $ 6.7         100 %
                                                         ========    =======    =========    =======

o Interest income from mortgage, equipment and other notes receivable decreased 22 percent for the quarter ended March 31, 2004 as compared to the comparable quarter in 2003 partially due to the sale of $26.1 million in loans to CNL-Investments in December 2003, as described above. The remainder of the decrease was due to the declining balance of its loan portfolio resulting from scheduled collections of principal and the lack of new loan originations since 2001.

o CNL-Capital did not record any changes in the fair value of mortgage loans held for sale, net of related hedge, for the quarter ended March 31, 2004. This was the result of CNL-Capital's sale in December 2003 of its remaining loans held for sale to CNL-Investments, which then re-designated these loans as held for investment purposes and issued bonds collateralized by the pool of loans. During the quarter ended March 31, 2003, CNL-Capital recorded a $2 million decline in the fair value of these loans held for sale, net of related hedge and net of estimated potential default losses. Despite following a hedging strategy during 2003 designed to address market volatility in the value of loans held for sale, the loan valuation increases associated with decreases in interest rates for mortgage loans held for sale were more than offset by estimated potential default losses related to certain loans in the portfolio.

Expenses

Expenses decreased for the quarter ended March 31, 2004 from the comparable quarter in 2003. General operating and administrative expenses were lower due to the Company's initiative of outsourcing some functions to reduce expenses. Property expenses and impairment losses relating to the properties and loans in the portfolio were lower due to less financial difficulties and defaults by borrowers and tenants. Interest expense was lower as a result of the $10 million pay down on the Subordinated Debt Facility and the related decrease of the interest rate on this facility from 8.5 percent to 7.0 percent in January 2004.

General   operating   and   administrative   expenses   consist   primarily   of
payroll-related and legal and other professional expenses. The following table illustrates the comparative period expenses by segment:

                                                               For the quarters ended March 31,

         General operating and administrative                          % of                   % of
            expenses by segment (in Millions)              2004        Total       2003       Total
                                                          --------     ------     --------    -------

         Real estate segment                                $ 2.2        34 %       $ 3.4        45 %
         Specialty finance segment                            4.8        75           4.8        64
         Other holding company results,
             results for periods prior to
            segment reporting and
            consolidating eliminations                       (0.6)       (9 )        (0.7)       (9 )
                                                          --------     ------     --------    -------
              Total general operating and
                administrative expenses                     $ 6.4       100 %       $ 7.5       100 %
                                                          ========     ======     ========    =======

o CNL-Investments' general operating and administrative expenses decreased by 35 percent for the quarter ended March 31, 2004 from the comparable quarter in 2003 as a result of transferring certain financial and strategic functions, including transferring certain employees relating to the management of the external portfolios, to a subsidiary of CFG, an affiliate.

o CNL-Capital's general operating and administrative expenses were consistent for the quarters ended March 31, 2004 and 2003.

Interest expense constitutes one of the most significant operating expenses. Certain interest expense is included in operating results from discontinued operations. Components of interest expense from continuing operations are as follows:

                                                                   For the quarters ended March 31,

         Interest expense by segment (in                                  % of                   % of
            Millions)                                          2004       Total       2003        Total
                                                              --------    -------    --------    --------

         Real estate segment                                   $ 7.1        60 %      $ 6.9         56 %
         Specialty finance segment                               4.7        40          5.7         46
         Other holding company results and
            consolidating eliminations                            --        --         (0.2)        (2 )
                                                              --------    -------    --------    --------
              Total interest expense                          $ 11.8       100 %     $ 12.4        100 %
                                                              ========    =======    ========    ========


o CNL-Investments had a slight increase in interest expense for the quarter ended March 31, 2004 from the comparable quarter in 2003 due to CNL-Investments issuing $24.9 million of notes collateralized by approximately $46.6 million of mortgage loans in December 2003.

o CNL-Capital had an 18 percent decrease in interest expense for the quarter ended March 31, 2004 from the comparable quarter in 2003. The decrease in interest expense was partially the result of the $10 million pay down on the Subordinated Debt Facility and the related decrease of the interest rate on this facility from 8.5 percent to 7 percent in January 2004. Interest expense was also lower in 2004 due to lower weighted average balances outstanding under the warehouse lines of credit for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The reduction in the weighted average balances outstanding in 2004 was the result of a reduction in available inventory of properties for the Investment Property Sales Program as a result of lower originations volume during 2003 and the sale of loans to CNL-Investments in December 2003.

Depreciation and amortization expenses reflect primarily the level of assets invested in leased properties held by the real estate segment. Certain of these expenses have been reflected as a component of discontinued operations.

CNL-Capital recorded a loss on termination of cash flow hedge of $0.4 million for the quarter ended March 31, 2004. The loss relates to the prepayment of mortgage loans by a borrower causing CNL-Capital to pay down a portion of the related debt collateralized by these mortgage loans and to also unwind a portion of the related swap. No such loss was recorded for the quarter ended March 31, 2003.

Impairments and provisions on assets consist of bad debt expense relating to receivables that deemed uncollectible, provisions for loan losses associated with non-performing loans, valuation allowances associated with investments in the 1998-1 and 1999-1 residual interests and impairment provisions on properties (excluding impairments on properties treated as discontinued operations as described below). The following table illustrates the comparative period expenses by segment:

                                                             For the quarters ended March 31,

         Impairments and provisions on                              % of                    % of
            assets (in Millions)                         2004       Total        2003       Total
                                                        --------    -------    ---------    -------

         Real estate segment                             $ 0.2        40 %       $ 1.6        73 %
         Specialty finance segment                         0.3        60           0.6        27
                                                        --------    -------    ---------    -------
                                                         $ 0.5       100 %       $ 2.2       100 %
                                                        ========    =======    =========    =======

o CNL-Investments recorded impairment provisions of $0.2 million and $1.6 million for the quarters ended March 31, 2004 and 2003, respectively, excluding impairments on properties treated as discontinued operations as described below. The impairments during the quarter ended March 31, 2003 related primarily to properties previously leased to Chevy's, which declared bankruptcy during 2003. The impairments represented the difference between the net carrying value of the properties and the estimated fair value of the properties.

o CNL-Capital recorded provisions for loan losses of $0.4 million for the quarter ended March 31, 2003 associated with non-performing loans. CNL-Capital did not record such provisions for the comparable quarter in 2004. Management evaluates its loan portfolio and records a reserve as potential losses become evident. CNL-Capital also recorded bad debt expense of $0.3 million and $0.2 million for the quarters ended March 31, 2004 and 2003, respectively, relating to receivables that management does not believe are recoverable.

Discontinued Operations

The Company accounts for certain of its revenues and expenses as originating from discontinued operations pursuant to Statement of Financial Accounting
Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires that sales of real estate, or the designation of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with these real estate assets, are included in the income statement as discontinued operations. CNL-Capital's Investment Property Sales program, a vital piece of its ongoing operating strategy, falls under the new guidance. Therefore, gains from properties sold under the Investment Property Sales program are included as discontinued operations. Income and expenses associated with Investment Property Sales program assets are also included in discontinued operations. In addition, CNL-Investments has designated certain real estate assets as held for sale and has included income and expenses associated with the assets as well as the gain or loss from any dispositions of these assets as discontinued operations for all periods presented.

During 2002, the Company purchased the operations of certain restaurants. In December 2003, the Company decided to dispose of these restaurant operations. All operating results relating to these restaurant operations have been recorded as discontinued operations.

The table below illustrates the treatment of discontinued operations by segment:

                                                         For the quarters ended
Income from discontinued operations                            March 31,
  by segment (in Millions)                                2004          2003
                                                       ------------  ------------

Real estate segment discontinued operations:
     Earnings/(loss)                                      $   (0.2 )    $   (0.7 )
     Gains on disposal                                         1.6           0.2
Specialty finance segment discontinued operations:
     Earnings                                                  1.7           1.4
     Gains on disposal                                         5.3           6.5
     Income tax provision                                     (1.2 )          --
                                                       ------------  ------------
       Total income from discontinued operations           $   7.2       $   7.4
                                                       ============  ============

o The loss from discontinued operations of the real estate segment includes impairment provisions of $1.4 million for the quarter ended March 31, 2003. The earnings from discontinued operations of the specialty finance segment includes impairment provisions of $0.8 million for the quarter ended March 31, 2003. These impairments related primarily to properties designated as held for sale or sold through March 31, 2004. No such impairment provisions were recorded for the quarter ended March 31, 2004 for either segment. Gains on disposal of properties of the real estate segment were higher during 2004 as a result of selling more properties for the quarter ended March 31, 2004 as compared to the comparable quarter in 2003. Gains on disposal of properties of the specialty finance segment were lower for the quarter ended March 31, 2004 versus the comparable quarter in 2003 as a result of selling 24 properties versus 41 properties, respectively. Despite the decline in the number of properties sold in 2004, the gain per property was higher for the quarter ended March 31, 2004 as compared to the comparable quarter in 2003. Additional information on actual proceeds and related cost of sales is located in "Liquidity and Capital Resources - Specialty Finance Segment (CNL-Capital) - Investment Property Sales Program."

o The restaurant operations, which are recorded as discontinued operations, generated revenues of $3.8 million and $3.4 million for the quarters ended March 31, 2004 and 2003, respectively, and generated related expenses of $4.0 million and $3.3 million, respectively.

Income Tax Provision

The Company is primarily treated as a REIT and generally records no tax expense. However, effective January 1, 2001, the activities of CNL-Capital and certain activities of CNL-Investments are taxable pursuant to rules governing TRSs. CNL-Capital had not reflected a net income tax provision from inception through December 31, 2003 as a result of recognition of deferred tax assets previously subject to valuation allowances. CNL-Capital reversed the remaining valuation allowance at December 31, 2003 and recorded an income tax provision of $1.2 million for the quarter ended March 31, 2004, which was recorded in discontinued operations as shown in the table above. CNL-Capital anticipates recording income tax provisions in future quarters to the extent it generates taxable earnings.

As of March 31, 2004, the CNL-Investments TRS had a deferred tax asset of $0.8 million. This TRS has not yet generated any taxable income. Therefore, CNL-Investments has established a valuation allowance to completely offset the deferred tax asset.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information regarding the Company's market risk at December 31, 2003 is included in its Annual Report on Form 10-K for the year ended December 31, 2003. The material changes in the Company's market risk are discussed in Item 2 above. Information regarding the Company's market risk relating to changes in interest rates are incorporated herein by reference to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" herein.


Item 4.  Controls and Procedures.

Quarterly Evaluation. Management carried out an evaluation as of March 31, 2004 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which management refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (the "Commission") require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this quarterly report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are forms of "Certification" of the Company's Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

       o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management or the Company's Board of Directors; and

       o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the Company's financial statements.

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

Conclusions. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004 and subject to the limitations noted above, the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to management, including the Company's Chief Executive Officer and Chief Financial Officer.

During the three months ended March 31, 2004, there were no significant changes in the Company's internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company's internal control for financial reporting.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.   Inapplicable.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchaser of
          Equity Securities.   Inapplicable.

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

                3.1 CNL Restaurant Properties, Inc. Second Amended and Restated Articles of Incorporation, as amended by Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL Restaurant Properties, Inc., as amended by Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL Restaurant Properties, Inc. (filed herewith).

                3.2 Third Amended and Restated Bylaws of CNL Restaurant Properties, Inc. (filed herewith).

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

                10.20 Letter Agreement dated December 15, 2003 between Bank of America, N.A., CNL Financial VII, LP and CNL Restaurant Capital, LP (included as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

                10.21 Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Steven D. Shackelford (included as Exhibit 10.21 to the
                       Registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

                10.22 Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Curtis B. McWilliams (included as Exhibit 10.22 to the Registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

                10.23 Employment Agreement dated as of January 1, 2004 by and between CNL Restaurant Investments, Inc. and Thomas G. Kindred, Jr. (filed herewith).

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

          (b) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated this 7th day of May, 2004.


                                   CNL RESTAURANT PROPERTIES, INC.


                                    By:/s/ Curtis B. McWilliams
                                       ------------------------------------
                                       CURTIS B. MCWILLIAMS
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                    By:/s/ Steven D. Shackelford
                                       ------------------------------------
                                       STEVEN D. SHACKELFORD
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

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

                3.1 CNL Restaurant Properties, Inc. Second Amended and Restated Articles of Incorporation, as amended by Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL Restaurant Properties, Inc., as amended by Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL Restaurant Properties, Inc. (filed herewith).

                3.2 Third Amended and Restated Bylaws of CNL Restaurant Properties, Inc. (filed herewith).

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

                10.20 Letter Agreement dated December 15, 2003 between Bank of America, N.A., CNL Financial VII, LP and CNL Restaurant Capital, LP (included as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

                10.21 Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Steven D. Shackelford (included as Exhibit 10.21 to the
                       Registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

                10.22 Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Curtis B. McWilliams (included as Exhibit 10.22 to the Registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

                10.23 Employment Agreement dated as of January 1, 2004 by and between CNL Restaurant Investments, Inc. and Thomas G. Kindred, Jr. (filed herewith).

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

                                   EXHIBIT 3.1

                         CNL RESTAURANT PROPERTIES, INC.
 SECOND AMENDED AND RESTATED ARTICLES OF INCORPORTION, AS AMENDED BY ARTICLES OF
              AMENDMENT TO SECOND AMENDED AND RESTATED ARTICLES OF
   INCORPORATION OF CNL RESTAURANT PROPERTIES, INC., AS AMENDED BY ARTICLES OF
              AMENDMENT TO SECOND AMENDED AND RESTATED ARTICLES OF
                INCORPORATION OF CNL RESTAURANT PROPERTIES, INC.

                                   EXHIBIT 3.2

                      THIRD AMENDED AND RESTATED BYLAWS OF
                         CNL RESTAURANT PROPERTIES, INC.

                                  EXHIBIT 10.23

                              EMPLOYMENT AGREEMENT
                             THOMAS G. KINDRED, JR.

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