Form 10-Q
period 2004-06-30
CNL RESTAURANT PROPERTIES INC
filed 2004-08-09
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

         45,248,670 shares of common stock, $0.01 par value, outstanding as of August 9, 2004.

                                    CONTENTS






Part I                                                                  Page
                                                                        ----


    Item 1.Financial Statements:

                  Condensed Consolidated Balance Sheets                   3

                  Condensed Consolidated Statements of Income             4

                  Condensed Consolidated Statements of
                      Stockholders' Equity and Comprehensive
                      Income/(Loss)                                       5

                  Condensed Consolidated Statements of Cash Flows         6-7

                  Notes to Condensed Consolidated Financial
                      Statements                                          8-15

    Item 2.Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 16-33

    Item 3.Quantitative and Qualitative Disclosures About
                      Market Risk                                         34

    Item 4.Controls and Procedures                                        34-35

Part II

    Other Information                                                     36-39

Item 1. Financial Statements


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except for share data)

                                                                                 June 30,            December 31,
                                                                                   2004                  2003
                                                                             ------------------     -----------------
                                    ASSETS

    Real estate investment properties                                             $    540,373           $   532,138
    Net investment in direct financing leases                                          102,129               103,662
    Real estate and restaurant assets held for sale                                    196,628               142,143
    Mortgage loans held for sale                                                           537                 1,490
    Mortgage, equipment and other notes receivable, net of allowance of
        $6,780 and $13,964, respectively                                               308,842               320,900
    Other investments                                                                   29,340                29,671
    Cash and cash equivalents                                                           11,512                36,955
    Restricted cash                                                                      8,842                12,462
    Receivables, net of  allowance for doubtful accounts
        of $1,376 and $872, respectively                                                 3,222                 3,382
    Accrued rental income                                                               27,394                25,836
    Goodwill                                                                            56,260                56,260
    Other assets                                                                        30,240                33,217
                                                                             ------------------     -----------------
                                                                                 $   1,315,319          $  1,298,116
                                                                             ==================     =================
                     LIABILITIES AND STOCKHOLDERS' EQUITY

    Revolver                                                                        $    7,500           $     2,000
    Note payable                                                                       168,536               182,560
    Mortgage warehouse facilities                                                      153,178                93,513
    Subordinated note payable                                                           33,750                43,750
    Bonds payable                                                                      416,684               430,011
    Due to related parties                                                              34,779                25,038
    Other payables                                                                      25,393                34,096
                                                                             ------------------     -----------------
        Total liabilities                                                              839,820               810,968
                                                                             ------------------     -----------------

    Minority interests, including redeemable partnership interest                        6,558                 7,262

    Stockholders' equity:
        Preferred stock, without par value. Authorized and unissued
           3,000,000 shares                                                                 --                    --
        Excess shares, $0.01 par value per share. Authorized and
           unissued 78,000,000 shares                                                       --                    --
        Common stock, $0.01 par value per share. Authorized
           62,500,000 shares, issued 45,286,297 shares, outstanding
           45,248,670 shares                                                               452                   452
        Capital in excess of par value                                                 826,627               826,627
        Accumulated other comprehensive loss                                           (10,960 )             (14,447 )
        Accumulated distributions in excess of net earnings                           (347,178 )            (332,746 )
                                                                             ------------------     -----------------
              Total stockholders' equity                                               468,941               479,886
                                                                             ------------------     -----------------

                                                                                  $  1,315,319          $  1,298,116
                                                                             ==================     =================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (In thousands except for share data and per share data)

                                                                        Quarter ended                   Six months ended
                                                                           June 30,                         June 30,
                                                                    2004              2003            2004             2003
                                                                -------------     -------------  ---------------   -------------

Revenues:

    Rental income from operating leases                            $  14,323         $  15,415      $    28,892       $  30,342
    Earned income from direct financing leases                         2,566             2,525            5,190           5,229
    Interest income from mortgage, equipment and
       other notes receivable                                          6,674             7,513           13,327          15,519
    Investment and interest income                                       979             1,229            2,170           2,334
    Other income                                                       1,146             1,771            2,502           4,172
    Net decrease in value of mortgage loans
       held for sale, net of related hedge                                --              (203 )             --          (2,251 )
                                                                -------------     -------------  ---------------   -------------
                                                                      25,688            28,250           52,081          55,345
                                                                -------------     -------------  ---------------   -------------
Expenses:
    General operating and administrative                               6,756             6,964           13,181          14,505
    Interest expense                                                  11,994            13,136           23,824          25,570
    Property expenses, state and other taxes                              93               208              242             475
    Depreciation and amortization                                      2,954             3,103            5,770           6,289
    Loss on termination of cash flow hedge                               585                --              940              --
    Impairments and provisions on assets                               1,010             2,496            1,557           4,802
                                                                -------------     -------------  ---------------   -------------
                                                                      23,392            25,907           45,514          51,641
                                                                -------------     -------------  ---------------   -------------

Income from continuing operations before minority interest in income of consolidated joint ventures, equity in earnings
    of unconsolidated joint ventures and
    gain/(loss) on sale of assets                                      2,296             2,343            6,567           3,704

Minority interest in income of consolidated joint ventures            (1,296 )            (545 )         (1,957 )        (1,413 )

Equity in earnings of unconsolidated joint ventures                       31                29               65              59

Gain/(loss) on sale of assets                                             --                --                6              (6 )
                                                                -------------     -------------  ---------------   -------------

Income from continuing operations, net                                 1,031             1,827            4,681           2,344

Income from discontinued operations, net of income tax
    provision                                                          8,189             8,764           15,388          16,265
                                                                -------------     -------------  ---------------   -------------

Net income                                                         $   9,220         $  10,591      $    20,069       $  18,609
                                                                =============     =============  ===============   =============

Income per share of common stock (basic and diluted):
    From continuing operations                                     $    0.02         $    0.04       $     0.10       $    0.05
    From discontinued operations                                        0.18              0.19             0.34            0.36
                                                                -------------     -------------  ---------------   -------------

Net income                                                         $    0.20         $    0.23       $     0.44       $    0.41
                                                                =============     =============  ===============   =============

Weighted average number of shares of common stock
    outstanding                                                   45,248,670        45,248,670       45,248,670      45,248,670
                                                                =============     =============  ===============   =============

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                INCOME/(LOSS)
         Six months ended June 30, 2004 and year ended December 31, 2003
            (In thousands except for share data and per share data)

                                                                         Accumulated
                                                                        distributions      Accumulated
                                   Common stock         Capital in        in excess           other
                                 Number       Par       excess of          of net         comprehensive               Comprehensive
                                of shares    value      par value         earnings            loss        Total          Income
                               ------------ ---------  -------------    --------------   -------------  -----------   --------------

Balance at December 31, 2002    45,248,670  $  452     $  816,745       $  (306,184 )    $  (16,862 )   $ 494,151

Acquisition of minority                 --      --         11,375                --              --        11,375
    interest

Stock issuance costs                    --      --         (1,493 )              --              --        (1,493 )

Net income                              --      --             --            42,440              --        42,440      $    42,440

Reclassification of market
    revaluation on available
    for sale securities to
    statement of income                 --      --             --                --             (78 )         (78 )            (78 )

Reclassification of cash
    flow hedge losses to
    statement of income                 --      --             --                --             502           502              502

Current period adjustment to
    recognize change in fair
    value of cash flow hedges,
    net of $1,750 in tax benefit        --      --             --                --           1,991         1,991            1,991
                                                                                                                      --------------


Total comprehensive income              --      --             --                --              --            --      $    44,855
                                                                                                                      ==============

Distributions declared and
    paid ($1.52 per share)              --      --             --            (69,002 )           --        (69,002 )
                               ------------ ---------  -------------    --------------   -------------  -----------

Balance at December 31, 2003    45,248,670       452        826,627         (332,746 )      (14,447 )      479,886

Net income                              --        --             --           20,069             --         20,069     $    20,069

Reclassification of cash
    flow hedge losses to
    statement of income                 --        --             --               --            940            940             940

Current period adjustment to
    recognize change in fair
    value of cash flow
    hedges,  net of $2,036 in
    tax provision                       --        --             --               --          2,547          2,547           2,547
                                                                                                                      --------------

Total comprehensive income              --        --             --               --             --             --     $    23,556
                                                                                                                      ==============

Distributions declared and
    paid ($0.76 per share)              --        --             --           (34,501 )          --        (34,501 )
                               ------------ ---------  -------------    --------------   -------------  -----------

Balance at June 30, 2004        45,248,670    $  452     $  826,627       $  (347,178 )   $ (10,960 )    $ 468,941
                               ============ =========  =============    ==============   =============  ===========

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Six months ended
                                                                                           June 30,
                                                                                  2004                   2003
                                                                            ------------------     -----------------

Cash flows from operating activities:
    Net income                                                                    $    20,069           $    18,609
    Adjustments to reconcile net income to net cash provided by/(used
          in) operating activities:
       Depreciation and amortization                                                    6,151                 6,669
       Amortization of deferred financing costs                                         2,685                 2,321
       Impairments and provisions on assets                                             2,261                 7,978
       Gain on sales of assets                                                         (1,309 )                (627 )
       Increase in income taxes payable                                                 1,053                    --
       Investment in mortgage loans held for sale                                          --                   (63 )
       Collection on mortgage loans held for sale                                          --                 2,817
       Changes in inventories of real estate held for sale                            (72,672 )              52,042
       Changes in other operating assets and liabilities                               (4,323 )              (2,863 )
                                                                            ------------------     -----------------
    Net cash provided by/(used in) operating activities                               (46,085 )              86,883
                                                                            ------------------     -----------------

Cash flows from investing activities:
       Additions to real estate investment properties                                 (12,081 )                (287 )
       Proceeds from sale of assets                                                    17,299                 7,723
       Decrease in restricted cash                                                      3,620                   266
       Collection on mortgage, equipment and other notes
          receivable                                                                   12,284                 9,774
                                                                            ------------------     -----------------
    Net cash provided by investing activities                                          21,122                17,476
                                                                            ------------------     -----------------

Cash flows from financing activities:
        Payment of stock issuance costs                                                (1,493 )               (1,493 )
        Proceeds from borrowing on revolver                                            24,000                 19,892
        Payment on revolver, note payable and subordinated note
          payable                                                                     (42,524 )              (27,888 )
        Proceeds from borrowing on mortgage warehouse facilities                      140,998                 47,122
        Payments on mortgage warehouse facilities                                     (81,333 )              (93,803 )
        Proceeds from issuance of bonds                                                 5,000                     --
        Retirement of bonds payable                                                   (18,458 )              (10,541 )
        Payment of bond issuance costs                                                   (489 )                 (300 )
        Loans from stockholder                                                         10,900                 10,209
        Distributions to minority interest                                             (1,822 )               (1,284 )
        Distributions to stockholders                                                 (35,259 )              (34,501 )
                                                                            ------------------     ------------------
    Net cash used in financing activities                                                (480 )              (92,587 )
                                                                            ------------------     ------------------

Net (decrease)/increase in cash and cash equivalents                                  (25,443 )               11,772

Cash and cash equivalents at beginning of period, as restated                          36,955                 16,579
                                                                            ------------------     ------------------

Cash and cash equivalents at end of period                                        $    11,512           $     28,351
                                                                            ==================     ==================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)

                                                                                           Six months ended
                                                                                               June 30,
                                                                                     2004                   2003
                                                                               ------------------    -------------------

Supplemental disclosures of cash flow information:

    Interest paid                                                                    $    22,268           $     24,427
                                                                               ==================    ===================

    Interest capitalized                                                              $       16             $       60
                                                                               ==================    ===================

    Income taxes paid                                                                $     2,180           $      3,960
                                                                               ==================    ===================

Supplemental disclosures of non-cash investing and financing activities:

    Redemption of minority interest in lieu of payment on accounts
       receivable                                                                     $      894            $       317
                                                                               ==================    ===================

    Acquisition of minority interest                                                   $      --           $     11,375
                                                                               ==================    ===================

    Foreclosure on mortgage notes receivable and acceptance of
       underlying real estate collateral                                              $      452              $      --
                                                                               ==================    ===================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and six months ended June 30, 2004 and 2003


1.   Organization and Nature of Business:

     Organization - CNL Restaurant Properties, Inc. ("the Company") formerly CNL American Properties Fund, Inc. was organized in Maryland in May of 1994, and is a self-administered real estate investment trust ("REIT"). The term "Company" includes, unless the context otherwise requires, CNL Restaurant Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. The Company's operations are divided into two business segments. The real estate segment, operated principally through CNL Restaurant Investments, Inc. ("CNL-Investments"), owns and manages a portfolio of primarily long-term triple-net lease properties. CNL-Investments provides portfolio management, property management and dispositions, and opportunistically acquires real estate investments for sale. In addition, CNL-Investments services approximately $503 million in affiliate real estate portfolios and earns management fees related thereto. The specialty finance segment is operated through the Company's wholly-owned subsidiary CNL Restaurant Capital Corp. ("CNL-Capital"), a partnership with Bank of America, N.A. (the "Bank") and CNL/CAS Corp., an affiliate of the Company's Chairman. CNL-Capital offers real estate financing, advisory and other services to national and larger regional restaurant operators. It acquires restaurant real estate properties, which are subject to triple-net lease, utilizing short-term debt and generally sells the properties at a profit.

     Effective January 1, 2004, the Bank redeemed a portion of its ownership interest in CNL-Capital in lieu of payment of referral fees to the Company. As a result, the Company's ownership interest in CNL-Capital increased from
     96.26 percent to 96.97 percent.

2.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003. Certain items in the prior year's financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on stockholders' equity or net income.

3.   Real estate investment properties:

     During the six months ended June 30, 2004 and 2003, the Company recorded provisions for impairment of $0.7 million and $1.8 million, respectively. The tenants of these properties experienced financial difficulties and/or ceased payments of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying value to the estimated fair value of the properties.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and six months ended June 30, 2004 and 2003


4.   Real estate and restaurant assets held for sale:

     Real estate and restaurant assets held for sale consists of the following:

                                               (In thousands)
                                      June 30,             December 31,
                                        2004                   2003
                                  -----------------     -------------------

            Land and buildings        $    195,365           $     140,530
            Restaurant assets                1,263                   1,613
                                  -----------------     -------------------
                                      $    196,628           $     142,143
                                  =================     ===================

     CNL-Capital actively acquires real estate assets subject to leases with the intent to sell. In accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the properties' operating results and the gains or losses resulting from the disposition of properties are recorded as discontinued operations.

     In addition to its business of investing in new restaurant properties subject to triple-net leases, CNL-Investments will divest properties from time to time when it is strategic to the Company's longer-term goals. When CNL-Investments establishes its intent to sell a property, all operating results relating to the properties and the ultimate gain or loss on disposition of the properties are treated as discontinued operations for all periods presented. During 2002, the Company purchased the operations of certain restaurants. In December 2003, the Company decided to dispose of these restaurant operations. As a result, all operating results relating to these restaurant operations are recorded as discontinued operations.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and six months ended June 30, 2004 and 2003


4.   Real estate and restaurant assets held for sale - Continued:

     Operating results of discontinued operations are as follows:

                                                                           (In thousands)
                                                        Quarters ended June 30,      Six months ended June 30,
                                                         2004           2003            2004           2003
                                                      ------------  --------------  -------------  -------------

         Rental income                                   $  2,747       $   3,347      $   5,395      $   7,457
         Food and beverage income                           3,739           3,513          7,557          6,933
         Food and beverage expenses                        (3,717 )        (3,415 )       (7,725 )       (6,736 )
         Other property related expenses                      (91 )          (430 )         (334 )       (1,075 )
         Interest expense                                    (774 )          (483 )       (1,491 )       (1,220 )
         Impairment and provisions on assets                 (705 )        (1,072 )         (705 )       (3,176 )
                                                      ------------  --------------  -------------  -------------

         Earnings from discontinued operations              1,199           1,460          2,697          2,183
                                                      ------------  --------------  -------------  -------------

         Sales of real estate                              75,566          59,524        127,742        115,857
         Cost of real estate sold                         (66,577 )       (52,220 )     (111,818 )     (101,775 )
                                                      ------------  --------------  -------------  -------------

         Gain on disposal of discontinued
              operations                                    8,989           7,304         15,924         14,082
                                                      ------------  --------------  -------------  -------------

         Income tax provision                              (1,999 )            --         (3,233 )           --
                                                      ------------  --------------  -------------  -------------

         Income from discontinued operations,
              net                                        $  8,189       $   8,764      $  15,388      $  16,265
                                                      ============  ==============  =============  =============

5.   Borrowings:

     In January 2004, the Company amended its subordinated note payable agreement with the Bank, made a $10 million prepayment, reduced the balance to $33.75 million, reduced the interest rate from 8.50 percent to 7.00 percent per annum and reduced the Bank's ownership from the conversion feature in CNL-Capital from 13.1 percent to 10.11 percent. In addition, the Company agreed to make a mandatory prepayment of $11.88 million prior to or on December 31, 2004. The subordinated note will amortize over five years with a balloon payment due on December 31, 2008.

     As of December 31, 2003, the Company, through CNL-Capital maintained a $100 million and a $160 million mortgage warehouse facility. In March 2004, the $160 million mortgage warehouse facility was renewed with similar terms
     until  March  2005.   Under  this  facility  the  Bank  finances   property
     acquisitions at an advance rate of up to 97% of the real estate purchase value. In May 2004, the $100 million warehouse facility was renewed until June 2005. The amended agreement increased the facility advance rate for real estate acquisitions from 90 percent to 92 percent of the real estate purchase value. Advances under this mortgage warehouse facility continue to bear interest at the rate of LIBOR plus a 0.90 percent price differential.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2004 and 2003


5.   Borrowings- Continued:

     In May 2004, the Company issued an additional $5 million note from its Series 2003 offering that had closed in December 2003. The note is collateralized by a pool of mortgage notes, bears interest at LIBOR plus 600 basis points and matures in 2011.

6.   Related Party Transactions:

     During the six months ended June 30, 2004, CNL Financial Group, Inc., an affiliate, advanced an aggregate of approximately $10.9 million to the Company in the form of demand balloon promissory notes. The notes are uncollateralized, bear interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand. At June 30, 2004, $34.9 million in total demand loans, including accrued interest, are outstanding and included in the due to related parties caption on the condensed consolidated balance sheet.

7.   Segment Information:

     The following tables summarize the operating results for the Company's two lines of business. Consolidating eliminations and other results of the parent of CNL-Investments and CNL-Capital are reflected in the "other" column.

                                                                        Quarter ended June 30, 2004
                                                                              (In thousands)

                                                         CNL-                                             Consolidated
                                                      Investments       CNL-Capital         Other            Totals
                                                     -------------    ---------------   -------------    --------------

         Revenues                                       $  19,462          $   6,888        $   (662 )      $   25,688
                                                     -------------    ---------------   -------------    --------------

         General operating and administrative               2,198              5,023            (465 )           6,756
         Interest expense                                   7,187              4,727              80            11,994
         Property expenses, state and other taxes              93                 --              --                93
         Depreciation and amortization                      2,714                240              --             2,954
         Loss on termination of cash flow hedge                --                585              --               585
         Impairments and provisions on assets                 925                 85              --             1,010
         Minority interest net of equity in                    23              1,242              --             1,265
         earnings
                                                     -------------    ---------------   -------------    --------------
                                                           13,140             11,902            (385 )          24,657
                                                     -------------    ---------------   -------------    --------------
         Discontinued operations:
            Income/(loss) from discontinued
                operations, net of income tax                  (2 )            8,191              --             8,189
                                                     -------------    ---------------   -------------    --------------

         Net income                                     $   6,320          $   3,177        $   (277 )       $   9,220
                                                     =============    ===============   =============    ==============


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and six months ended June 30, 2004 and 2003


7.   Segment Information - Continued:

                                                                        Quarter ended June 30, 2003
                                                                               (In thousands)

                                                          CNL-                                            Consolidated
                                                      Investments       CNL-Capital         Other            Totals
                                                     -------------    ---------------   ------------    ----------------

         Revenues                                       $  21,199         $    7,753       $   (702 )        $   28,250
                                                     -------------    ---------------   ------------    ----------------

         General operating and administrative               2,516              4,955           (507 )             6,964
         Interest expense                                   6,928              6,429           (221 )            13,136
         Property expenses, state and other taxes             230                (22 )           --                 208
         Depreciation and amortization                      2,927                176             --               3,103
         Impairments and provisions on assets                  --              2,496             --               2,496
         Minority interest net of equity in
            earnings                                           28                488             --                 516
                                                     -------------    ---------------   ------------    ----------------
                                                           12,629             14,522           (728 )            26,423
                                                     -------------    ---------------   ------------    ----------------
         Discontinued operations:
            Income from discontinued
                operations, net of income tax                 274              8,490             --               8,764
                                                     -------------    ---------------   ------------    ----------------

         Net income                                     $   8,844         $    1,721        $    26          $   10,591
                                                     =============    ===============   ============    ================


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and six months ended June 30, 2004 and 2003


7.   Segment Information - Continued:

                                                                       Six months ended June 30, 2004
                                                                               (In thousands)

                                                          CNL-                                            Consolidated
                                                      Investments       CNL-Capital         Other            Totals
                                                     -------------    ---------------   ------------    ----------------

         Revenues                                       $  39,567         $   13,928      $  (1,414 )        $   52,081
                                                     -------------    ---------------   ------------    ----------------

         General operating and administrative               4,374              9,848         (1,041 )            13,181
         Interest expense                                  14,363              9,410             51              23,824
         Property expenses, state and other taxes             242                 --             --                 242
         Depreciation and amortization                      5,399                371             --               5,770
         Loss on termination of cash flow hedge                --                940             --                 940
         Impairments and provisions on assets               1,199                358             --               1,557
         Minority interest net of equity in
            earnings                                           30              1,862             --               1,892
         Gain on sale of assets                               (6)                 --             --                  (6 )
                                                     -------------    ---------------   ------------    ----------------
                                                           25,601             22,789           (990 )            47,400
                                                     -------------    ---------------   ------------    ----------------
         Discontinued operations:
            Income from discontinued
                operations, net of income tax               1,388             14,000             --              15,388
                                                     -------------    ---------------   ------------    ----------------

         Net income                                     $  15,354         $    5,139       $   (424 )        $   20,069
                                                     =============    ===============   ============    ================

         Assets at June 30, 2004                        $ 805,256        $   516,002      $  (5,939 )      $  1,315,319
                                                     =============    ===============   ============    ================

         Investments accounted for under the
            equity method at June 30, 2004              $   1,017           $     --             --          $    1,017
                                                      =============    ===============   ============    ================



                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and six months ended June 30, 2004 and 2003


7.   Segment Information - Continued:

                                                                       Six months ended June 30, 2003
                                                                               (In thousands)

                                                         CNL-                                             Consolidated
                                                      Investments       CNL-Capital         Other            Totals
                                                     -------------    ---------------   ------------    ----------------

         Revenues                                       $  42,492         $   14,425      $  (1,572 )        $   55,345
                                                     -------------    ---------------   ------------    ----------------

         General operating and administrative               5,912              9,775         (1,182 )            14,505
         Interest expense                                  13,854             12,086           (370 )            25,570
         Property expenses, state and other taxes             487                (12 )           --                 475
         Depreciation and amortization                      5,804                485             --               6,289
         Impairments and provisions on assets               1,758              3,044             --               4,802
         Minority interest net of equity in                    55              1,299             --               1,354
            earnings
         Loss on sale of assets                                 2                  4             --                   6
                                                     -------------    ---------------   ------------    ----------------
                                                           27,872             26,681         (1,552 )            53,001
                                                     -------------    ---------------   ------------    ----------------
         Discontinued operations:
            Income/(loss) from discontinued
                operations, net of income tax                (116 )           16,381             --              16,265
                                                     -------------    ---------------   ------------    ----------------

         Net income                                     $  14,504         $    4,125        $   (20 )        $   18,609
                                                     =============    ===============   ============    ================

         Assets at June 30, 2003                        $ 812,771        $   502,675      $  (3,905 )      $  1,311,541
                                                     =============    ===============   ============    ================

         Investments accounted for under the
            equity method at June 30, 2003              $   1,107           $     --         $   --          $    1,107
                                                     =============    ===============   ============    ================


8.   Income Tax:

     The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income to its stockholders. As a REIT, the Company generally is not subject to corporate level federal income tax on net income it distributes to its stockholders, except for taxes applicable to its taxable REIT subsidiaries ("TRSs").

     The Company has two TRSs for income tax purposes, in which activities of CNL-Capital and select activities of CNL-Investments are conducted. The CNL-Capital TRS recorded a current income tax provision of $2.0 million and $3.2 million during the quarter and six months ended June 30, 2004, respectively, all of which was allocated to discontinued operations. The effective tax rate used by CNL-Capital approximated the statutory rate. No income tax provision was recorded during the quarter and six months ended June 30, 2003 as a result of recognition of deferred tax assets previously subject to valuation allowances.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and six months ended June 30, 2004 and 2003


8.   Income Tax: - Continued:

     As of June 30, 2004, the CNL-Investments TRS had a deferred tax asset of $0.8 million. This TRS has not yet generated any taxable income. Therefore, CNL-Investments has established a valuation allowance to completely offset the deferred tax asset.

9.   Subsequent Event

     On August 9, 2004, the Company announced that it had entered into a definitive Agreement and Plan of Merger with U.S. Restaurant Properties, Inc. ("USRP"), a publicly traded real estate investment trust, which owns or finances 789 freestanding, net lease properties located in 48 states (the "Merger"). In the Merger, each share of Company common stock will be converted into 0.7742 shares of USRP common stock and 0.16 newly issued shares of USRP's 7.5% Series C Redeemable Convertible Preferred Stock ($25 liquidation preference). The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of the Company's common stock or USRP's common stock. The Merger is structured to be tax-free to the stockholders of the Company and USRP.

     The Merger is subject to certain conditions including approval by a majority of the stockholders of the Company and USRP, and the consummation of a minimum number of mergers between USRP and 18 affiliated limited partnerships representing at least 75% of the aggregate purchase price for all of the limited partnerships. The general partners of the 18 affiliated limited partnerships are directors of the Company. The transaction is expected to be consummated in the first quarter of 2005, but there can be no assurance that the merger will be consummated by such time or at all.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company (as defined below) believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the Company's credit facilities, the availability of other debt and equity financing alternatives, changes in interest rates under the Company's current credit facilities and under any additional variable rate debt arrangements that the Company may enter into in the future, the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company, the ability of the Company to locate suitable tenants for its restaurant properties and borrowers for its mortgage loans, the ability of tenants and borrowers to make payments under their respective leases, secured equipment leases or mortgage loans, the ability of the Company to re-lease properties that are currently vacant or that may become vacant and the ability of the Company to sell mortgage loans or net lease properties on a favorable and timely basis. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Organization and Business

CNL Restaurant Properties, Inc. (the "Company"), formerly CNL American Properties Fund, Inc., is the nation's largest self-advised real estate investment trust ("REIT") focused on the restaurant industry. The Company has two primary subsidiary operating companies, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. The Company was founded in 1994 and at June 30, 2004, had financial interests in approximately 1,000 properties diversified among more than 116 restaurant concepts in 43 states. The Company's total real estate holdings subject to lease (including properties classified as held for sale) include over 668 properties. At June 30, 2004, the servicing portfolio of net lease properties and mortgages consists of approximately 2,100 units, of which over 1,100 are serviced on behalf of third parties.

The Company operates two business segments - real estate and specialty finance

       o The real estate segment ("CNL-Investments"), operated through the Company's wholly-owned subsidiary CNL Restaurant Investments, Inc., manages a portfolio of primarily long-term triple-net lease properties. CNL-Investments provides portfolio management, property management and dispositions, and opportunistically acquires real estate investments for sale. In addition, CNL-Investments services approximately $503 million in affiliate real estate portfolios and earns management fees related thereto. Revenues from CNL-Investments represented approximately 76 percent and 77 percent of the Company's total revenues for the six months ended June 30, 2004 and 2003, respectively.

       o The specialty finance segment consists of CNL Restaurant Capital, LP ("CNL-Capital"), which is operated through a partnership with the Company's wholly-owned subsidiary CNL Restaurant Capital Corp., CNL/CAS Corp., an affiliate of the Company's Chairman, and Bank of America ("the Bank"). CNL-Capital offers real estate financing, advisory and other services to national and larger regional restaurant operators. It does this primarily by acquiring restaurant real estate properties, which are subject to a triple-net lease, utilizing short-term debt and generally selling such properties at a profit. Revenues from CNL-Capital represented approximately 24 percent and 23 percent of the Company's total revenues for the six months ended June 30, 2004 and 2003, respectively.

When the Company was created in 1994, the intent was to provide stockholders with liquidity by December 31, 2005 through either listing on a national exchange, merging with another public company or liquidating its assets. In furtherance of this goal, on August 9, 2004, the Company announced that it had entered into a definitive Agreement and Plan of Merger with U.S. Restaurant Properties, Inc. ("USRP"), a publicly traded real estate investment trust, which owns 789 freestanding, net lease properties located in 48 states (the "Merger"). In the Merger, each share of Company common stock will be converted into 0.7742 shares of USRP common stock and 0.16 newly issued shares of USRP's 7.5% Series C Redeemable Convertible Preferred Stock ($25 liquidation preference). The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of the Company's common stock or USRP's common stock. The Merger is expected to be tax-free to the stockholders of the Company and USRP.

The Merger is subject to certain conditions including approval by a majority of the stockholders of the Company and USRP, and the consummation of a minimum number of mergers between USRP and 18 affiliated limited partnerships representing at least 75% of the aggregate purchase price for all of the limited partnerships. The general partners of the 18 affiliated limited partnership are directors of the Company. The transaction is expected to be consummated in the first quarter of 2005, but there can be no assurance that the merger will be consummated by such time or at all.

The Company has received opinions from Bank of America Securities and Legg Mason Wood Walker, Incorporated that, as of August 9, 2004, the merger consideration to be received by the stockholders of the Company is fair from a financial point of view.

Liquidity and Capital Resources

General. Historically, the Company's demand for funds has been for payment of operating expenses and dividends, for payment of principal and interest on its outstanding indebtedness and for acquisitions of properties with the intent to sell. The Company's management expects to continue meeting short-term and long-term liquidity requirements through distributions from CNL-Investments and CNL-Capital, issuance of debt and sales of common and/or preferred stock.

Dividends. The Company's ability to internally fund capital needs is limited since it must distribute at least 90 percent of its net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. The Company is a self-advised real estate investment trust that reflects the earnings of its two primary segment subsidiaries, CNL-Investments and CNL-Capital. Through March 31, 2004, distributions had been primarily funded by CNL-Investments' activities because the Company had elected to reinvest the earnings of CNL-Capital as contemplated by the agreement with the partners of CNL-Capital. CNL-Capital made its first distribution to the Company in June 2004. The remainder of the distributions to date have been partially funded by sales of the Company's common stock to the Company's Chairman through a private company affiliate, CNL Financial Group, Inc. ("CFG"), and loans from CFG.

The Company has elected to distribute amounts in excess of that necessary to qualify as a REIT. The Company declared distributions of $34.5 million or $0.76 per share to its stockholders for each of the six months ended June 30, 2004 and 2003. The Company's cash used in operations for the six months ended June 30, 2004 was $46.1 million and cash provided by operations for the six months ended June 30, 2003 was $86.9 million. Because increases in assets held for sale are funded through warehouse facilities, management believes that a better indicator of liquidity generated from operations would exclude the changes in the held for sale loans and real estate portfolio. Net cash provided by operating activities excluding changes in mortgage loans and inventories of real estate held for sale was $26.6 million and $32.1 million for the six months ended June 30, 2004 and 2003, respectively.

In order to ensure that the Company maintained its historical level of distributions to its stockholders, the Company's Chairman, through CFG, made advances to the Company in the amount of $10.9 million and $10.2 million during the six months ended June 30, 2004 and 2003, respectively, in the form of demand balloon promissory notes. The notes are non-collateralized, bear interest at LIBOR plus 2.5 percent or at the Base Rate, as defined in the loan agreement, with interest payments and outstanding principal due upon demand. The principal amount including accrued interest at June 30, 2004 was $34.9 million relating to various advances received from December 2002 through June 30, 2004. As of June 30, 2004, the Chairman, through CFG, had received 1,753,076 shares of the Company's stock in exchange for $29.8 million in cash, including the conversion of amounts previously treated as advances. This provided capital that allowed the Company to reinvest the earnings generated by CNL-Capital. The Company's Chairman is under no obligation to purchase additional shares or make advances to the Company. Should the Company's Chairman determine not to purchase additional shares or loan additional funds to the Company, and the Company does not generate adequate cash flow from other sources, the Company may have to reduce its distribution rate.

In connection with maintaining its historical distribution level, the Company may sell additional shares of its common stock to CFG or to third party purchasers. The Company's Chairman is under no obligation to purchase additional shares or loan additional funds to the Company in order to guarantee that the Company maintains its historical distribution level to stockholders. Selling additional shares may dilute a shareholder's investment and may reduce the value a shareholder would receive in a future liquidity event.

CNL-Capital

CNL-Capital's current demand for funds includes (i) payment of operating expenses, (ii) funds necessary for net lease originations to be sold in its Investment Property Sales Program (as defined below) and (iii) payment of principal and interest on its outstanding indebtedness. Demand for funds increased during 2004 to cover the $165.0 million of new originations of real estate properties that exceeded the $107.6 million received from the sales of properties. In addition, CNL-Capital utilized $10 million in January 2004 to pay down a portion of the Subordinated Note Payable (as defined below) and modify the existing terms. CNL-Capital also paid margin calls of $5.8 million during the six months ended June 30, 2004 to reduce the level of debt financing as required by the lenders due to delinquency levels or restructures of mortgage loan payments from borrowers.

During the six months ended June 30, 2004 and 2003, CNL-Capital derived its primary cash flows from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from the Investment Property Sales Program, advisory services and servicing revenues. Significant cash outflows consist of operating expenses, real property purchases and capital enhancements in the loan portfolio (excess of investment over related borrowings). CNL-Capital had cash and cash equivalents of $9.7 million and $31.9 million at June 30, 2004 and December 31, 2003, respectively.

CNL-Capital's long-term liquidity requirements (beyond one year) are expected to be met through successful renewal of its warehouse credit facilities and gains from the Company's Investment Property Sales Program. In addition, management believes CNL-Capital's long-term liquidity requirements will be satisfied in part by operating cash flows provided by servicing and advisory services. CNL-Capital may also seek additional debt or equity financing. Any decision to pursue additional debt or equity capital will depend on a number of factors, such as compliance with the terms of existing credit agreements, the Company's financial performance, industry or market trends and the general availability of attractive financing transactions.

Investment Property Sales Program

The Company's Investment Property Sales Program came into being as a reaction to uncertainty in the franchise asset-backed securitization market. CNL-Capital was formed in June of 2000 through an alliance between the Company and the Bank. The original vision of CNL-Capital was centered on securitization. This business model was predicated upon the origination of pools of loans or triple-net leases and the subsequent issuance of bonds collateralized by real estate and other restaurant assets underlying the loan or lease. The securitization market experienced considerable volatility in late 2000 that has continued to date severely limiting the securitization financing channel for the franchise asset class. Rising delinquencies in securitized loan pools, falling treasury rates, macroeconomic uncertainties combined with sluggish restaurant sales within certain concepts all contributed to the volatility. Investors required higher interest rates on securities issued in securitizations while rating agencies downgraded the quality of many of the loans underlying the securities. While many of the Company's competitors experienced downgrades or ratings actions on bonds previously issued, the Company's prior loan and lease securitizations to date have not been subject to any such ratings action.

As a result of the volatility in the securitization market beginning in 2000, CNL-Capital changed its business focus in 2001 and halted the origination of new loans. Uncertainty in the franchise asset-backed securitization market led management to focus originations on its traditional core product of long-term, triple-net leases on real estate with the intent of selling these properties to third parties. In 2001, CNL-Capital began selling investment properties to third parties (the "Investment Property Sales Program") adding diversity to its original securitization model. These leased properties may qualify the buyer for special tax treatment under Section 1031 of the Internal Revenue Code (a "Section 1031 Exchange"). Generally, Section 1031 Exchanges allow an investor who realizes a gain from selling appreciated real estate to defer paying taxes on such gain by reinvesting the sales proceeds in like-kind real estate. The success of this program is dependent upon achieving an optimal balance of cash flows from lease income earned in excess of borrowing costs, combined with a maximum gain on the sale.

Management believes that the Investment Property Sales Program will continue to be successful, but not without risks. Management believes that the recent tax law changes decreasing, but not eliminating capital gains taxes, are not significant enough to dissuade demand created by property buyers seeking continued tax deferrals. However, any sweeping new proposal to eliminate the capital gains tax could negatively impact demand. Restaurant properties acquired in anticipation of sales through the Investment Property Sales program typically are leased to tenants at a rate that exceeds the rate a buyer is willing to accept. However, the Company could experience lower average gains or even losses on future sales due to declining tenant performance prior to the sale of one of more properties, a shift in the demand for real estate properties in a particular region or nationwide or because of other factors that alter the perceived value of a given property between the time the Company purchases the property and the time of actual sale. An unexpected rise in interest rates could increase the yields available on alternative non-real estate investments and may cause real estate investors to require higher lease rates from tenants. If the Company is holding a large inventory of properties for sale at such time, the value of these properties may be impacted. Such a reduction in value could cause the Company's mortgage warehouse facilities to require more equity enhancement from the Company. This additional capital requirement along with lower than expected gains from property sales could adversely affect the Company's liquidity.

The chart below illustrates cash flows from Investment Property Sales proceeds and the cost of properties sold as follows:

                                                                                  (In millions)
                                                                        For the six months ended June 30,
                                                                            2004                2003
                                                                        --------------     ----------------

         Proceeds from Investment Property Sales                             $  107.5            $   111.5
                                                                        ==============     ================

         Cost of properties sold under the Investment Property
              Sales program                                                  $   93.5            $    98.3
                                                                        ==============     ================

Generally accepted accounting principles require that investment properties held for sale be accounted for as discontinued operations. A significant element of the ongoing activities of CNL-Capital is the Investment Property Sales Program that consists of the origination of new triple-net lease financing on properties and the subsequent disposition of those properties. The following table shows the combined results of the Investment Property Sales Program and the rest of the operations of CNL-Capital (without treating the Investment Property Sales Program as discontinued operations) for each of the periods presented:


                                                                         (In millions)
                                                 For the quarters ended              For the six months ended
                                                        June 30,                             June 30,
                                                 2004              2003              2004               2003
                                             -------------     -------------    ---------------    ----------------

Revenues:
     Sale of real estate                       $    67.5          $   55.2         $   107.5          $   111.5
     Rental income                                   2.7               2.6               5.2                6.0
     Other revenue items                             7.0               7.8              14.1               14.4
                                             -------------     -------------    ---------------    ----------------
                                                    77.2              65.6             126.8              131.9
                                             -------------     -------------    ---------------    ----------------
Expenses:
     Cost of real estate sold                       58.9              48.5              93.5               98.3
     Interest expense                                5.5               6.9              10.9               13.3
     Depreciation and amortization                   0.3               0.2               0.5                0.5
     Other expenses                                  7.3               8.3              13.6               15.7
                                             -------------     -------------    ---------------    ----------------
                                                    72.0              63.9             118.5              127.8
                                             -------------     -------------    ---------------    ----------------

Pre-tax income                                       5.2               1.7               8.3                4.1
     Income tax provision                           (2.0)               --              (3.2 )               --
                                             -------------     -------------    ---------------    ----------------
         Net income                             $    3.2          $    1.7          $    5.1          $     4.1
                                             =============     =============    ===============    ================


Management expects continued demand for the Investment Property Sales Program but continues to study other sales channels to market net lease assets. Despite selling 56 properties versus 91 properties during the six months ended June 30, 2004 and 2003, respectively, gains per property were higher in 2004 versus 2003. The success of the Investment Property Sales business is dependent on successfully originating new triple-net leases and the continued liquidity of the 1031 exchange marketplace. For the six months ended June 30, 2004 and 2003, CNL-Capital originated $165.0 million and $45.9 million in net leases respectively. Management expects strengthening demand for its core triple-net lease financing during the rest of 2004 but acknowledges that the demand is impacted by low interest rates and the following factors:

       o Identified lease transactions have been lost to competitors offering mortgage debt financing. With low prevailing interest rates, large national and regional banks have offered less expensive mortgage financing that many restaurant operators find more attractive than leases. CNL-Capital does not currently originate debt financing due to the volatility and high cost of capital currently associated with the securitization market. CNL-Capital instead provides referrals of mortgage debt transactions to the Bank and earns a fee for these referrals. Management continues to monitor the potential re-emergence of a mortgage loan product, but does not expect this market to be viable in the near term.

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

Management has responded to this slow-down by adjusting net lease rates, identifying larger transactions and identifying new areas within the selling process to reduce costs. Net lease originations provide inventory necessary to execute the Investment Property Sales Program and CNL-Capital typically profits from the leases while holding them. At June 30, 2004, CNL-Capital was involved in several opportunities for net lease originations with $85 million approved for funding and accepted by the client, and an additional $144 million approved with client acceptance pending. CNL-Capital's warehouse facilities provide advances for up to 97 percent of the real estate purchase value. The Company is reinvesting its operating profits to fund the amounts not advanced by the mortgage warehouse facilities.

Indebtedness

During the six months ended June 30, 2004, CNL-Capital used its "net spread" to pay operating expenses and used borrowings on its warehouse facilities to fund new real estate originations. CNL-Capital may be subject to margin calls on its warehouse credit facilities. The Bank and the other lenders monitor delinquency assumptions and may require one or more margin calls to reduce the level of warehouse financing. During the six months ended June 30, 2004 and 2003, CNL-Capital made $5.8 million and $2.6 million in margin calls, respectively. Of the $5.8 million payment in 2004, $5.3 million was required by a lender when CNL-Capital provided debt service relief to a borrower/tenant who was experiencing financial difficulties, as described below in "Liquidity Risks."

CNL-Capital has the following borrowing sources at June 30, 2004, with the stated total capacity and interest rate:

                                                          In thousands
                                                 Amount used       Capacity        Maturity     Interest rate (3)
                                               ----------------- -------------  --------------- -------------------

    Note payable (1)                                $   167,931     $ 167,931      Jun 2007           2.35%
    Mortgage warehouse facilities                       153,178       260,000       Annual            2.58%
    Subordinated note payable                            33,750        33,750      Dec 2008           7.00%
    Series 2001-4 bonds payable (2)                      35,520        35,520    2009 - 2013          8.90%
                                               ----------------- -------------
                                                    $   390,379     $ 497,201
                                               ================= =============

    (1) Average rate excludes the impact of hedge transactions that bring the total average rate to 5.75 percent.
    (2) Includes $5,157 in bonds held by CNL-Investments eliminated upon consolidation in Company's condensed consolidated financial statements.
    (3) Excludes debt issuance and other related costs.

Note Payable. This five-year term financing carries a variable interest rate tied to the weighted average rate of commercial paper plus 1.25 percent with a portion of such interest fixed through the initiation of a hedge transaction. Amounts outstanding were $167.9 million and $182.0 million as of June 30, 2004 and December 31, 2003, respectively. The decrease was partially due to payments of principal in accordance with the debt agreement. The decrease was also due to the lender requiring the payment of $5.8 million in the form of margin calls to reduce the level of financing as a result of delinquency levels or restructures of payments due from borrowers. In accordance with the terms of the Note Payable and related hedging agreements, CNL-Capital unwound portions of the hedge instrument as a result of the pay downs from the margin calls, resulting in losses on termination of cash flow hedge of $0.9 million during 2004.

Mortgage Warehouse Facilities. CNL-Capital management maintains regular contact with its mortgage warehouse facility lenders and believes that the relatively low-cost, high-advance rate financing they provide has been integral to CNL-Capital's success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and accordingly CNL-Capital is vulnerable to any changes in the terms of these facilities. The warehouse facilities currently advance an average of 93 percent of the original real estate cost. As of June 30, 2004, CNL-Capital has two warehouse facilities. The first warehouse facility is for $160 million with the Bank and matures in March 2005 (the "Warehouse Credit Facility"). The second mortgage warehouse facility of $100 million with another lender, matures in June 2005. At June 30, 2004, CNL-Capital had approximately $12.0 million in capital supporting its loan and lease portfolio financed through its mortgage warehouse facilities. Amounts outstanding under the mortgage warehouse facilities were $153.2 million and $93.5 million as of June 30, 2004 and December 31, 2003, respectively. The increase in the balance outstanding resulted from the $165.0 million in new net lease originations funded by these facilities.

Subordinated Note Payable. During 2000, the Bank provided CNL-Capital with a $43.75 million subordinated note payable (the "Subordinated Note Payable"). Amounts outstanding were $33.75 million and $43.75 million at June 30, 2004 and December 31, 2003, respectively. In late December 2003, CNL-Capital removed the remaining loans on the Warehouse Credit Facility by selling them to CNL-Investments. CNL-Investments then executed a bond offering supported, in part, by this collateral. In January 2004, CNL-Capital used these proceeds along with additional funds, to repay the Bank $10 million on the Subordinated Note Payable. As part of the repayment, CNL-Capital and the Bank modified the terms of the Subordinated Note Payable. The Bank extended the maturity date on the Subordinated Note Payable from June 2007 to December 2008 and reduced the interest rate from 8.50 percent to 7.00 percent per annum. Under the new terms, CNL-Capital must repay $11.88 million on this facility by December 31, 2004. CNL-Capital will then make quarterly payments of principal and interest to the Bank using a five-year amortization schedule beginning March 2005 with a balloon payment due on December 31, 2008. As part of the negotiations, the Bank eliminated a previous requirement for CNL-Capital to pay down the Subordinated Note Payable for every dollar distributed by CNL-Capital to the Company. In addition, the Company agreed to provide a guaranty on the entire amount outstanding under the Subordinated Note Payable as part of the renegotiations. Prior to the renegotiations, only CNL-Capital had provided a guaranty on the Subordinated Note Payable.

Bonds Payable. In May 2001, CNL-Capital issued bonds collateralized by a pool of mortgages. The bond indenture requires monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture also provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than ten percent of the aggregate amounts due under the loans at the time of issuance. Amounts outstanding were $35.5 and $38.9 at June 30, 2004 and December 31, 2003, respectively.

Some sources of debt financing require that CNL-Capital maintain certain standards of financial performance such as a fixed-charge coverage ratio, a tangible net worth requirement and certain levels of available cash. Any failure to comply with the terms of these covenants would constitute a default and may create an immediate need to find alternative borrowing sources.

Liquidity Risks

In addition to the liquidity risks discussed above in connection with the Investment Property Sales Program, tenants or borrowers that are experiencing financial difficulties could impact CNL-Capital's ability to generate adequate amounts of cash to meet its needs. In the event the financial difficulties persist, CNL-Capital's collection of rental payments, and interest and principal payments could be interrupted. At present, most of these tenants and borrowers continue to pay rent, principal and interest substantially in accordance with lease and loan terms. However, CNL-Capital continues to monitor each borrower's situation carefully and will take appropriate action to place CNL-Capital in a position to maximize the value of its investment.

Liquidity risk also exists from the possibility of borrower delinquencies on the mortgage loans held to maturity. In the event of a borrower delinquency, the Company could suffer not only shortfalls on scheduled payments but also margin calls by the lenders that provide the warehouse facilities and the five-year note, subjecting the Company to unanticipated cash outflows. The Company is obligated under the provisions of its five-year note to pay down certain debt associated with borrower delinquencies or defaults within a required time frame. Most properties acquired on the mortgage warehouse facilities are required to be sold within a certain time frame. Any delinquency, default or delay in the resale of properties financed through one of these facilities would generally require an immediate pay-down of the related debt and may restrict the Company's ability to find alternative financing for these specific assets. The Company's debt, excluding bonds payable, generally provides for cross-default triggers. A default of a mortgage warehouse facility, for example from a failure to make a margin call, could result in other Company borrowings becoming immediately due and payable. For those borrowers who have experienced financial difficulties or who have defaulted under their loans, management has estimated the loss or impairment on the related investments and reflected such charge in the statement of income through June 30, 2004. However, impairment charges may be required in future periods based upon changing circumstances.

In March 2004, CNL-Capital provided temporary debt service relief to a borrower/tenant who was experiencing liquidity difficulties. CNL-Capital agreed to modify the interest rate due on the outstanding debt over the next twelve months on eight mortgage loans to provide debt service relief. Repayment terms are scheduled to return to the original terms starting with the thirteenth month. The mortgage loans receivable from this borrower/tenant serve as collateral on the Note Payable. As a result of the restructure, and as required by the lender, the Company paid down approximately $5.3 million under its Note Payable. This reduction in cash flows from the temporary debt service relief provided to the borrower/tenant, after consideration of the $5.3 million reduction in debt outstanding under the Note Payable, will have an approximate $1 million negative impact to cash flows over the next twelve months. Management does not believe that this temporary decline in cash flows will have a material adverse effect on overall liquidity.

Additional liquidity risks include the possible occurrence of economic events that could have a negative impact on the franchise securitization market and affect the quality or perception of the loans or leases underlying CNL-Capital's previous securitization transactions. The Company conducted its previous securitizations using bankruptcy remote entities. These entities exist independent from the Company and their assets are not available to satisfy the claims of creditors of the Company, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in these transactions have been affirmed unlike the ratings of many competitors' loan pools that have been downgraded. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. Should the loans underlying the securities default, and the securities undergo a negative ratings action, CNL-Capital could experience material adverse consequences impacting its ability to continue earning income as servicer, renew its warehouse credit facilities and impact its ability to engage in future net lease securitization transactions. In addition, a negative ratings action against the Company's securitized pools could cause the Company's warehouse lenders to lower the advance rates and increase the cost of financing.

CNL-Capital holds an interest in two securitizations (referred to as the 1998-1 and 1999-1 residual interests), the assets and liabilities of which are not consolidated in the Company's financial statements. The following table shows the assets and the related bonds outstanding in each securitization pool at June 30, 2004:

                                                                                   (In thousands)
                                                                        Mortgage loans     Bonds outstanding
                                                                        in pool at par     at face value (1)
                                                                      ------------------  -------------------
     Loans and debt supporting 1998-1 Certificates issued
           by CNL Funding 1998-1, LP                                    $     177,144      $     175,302
     Loans and debt supporting 1999-1 Certificates issued
           by CNL Funding 1999-1, LP                                          222,467            222,467
                                                                      ------------------  -------------------
                                                                        $     399,611      $     397,769
                                                                      ==================  ===================

     (1) Certain bonds in both the 1998-1 and 1999-1 pools are owned by CNL-Investments; the aggregate net carrying value of $27,360 appears as investments in the condensed consolidated financial statements of the Company.

CNL-Investments

CNL-Investments' demand for funds are predominantly interest expense, operating expenses, acquisitions of properties and distributions to the Company. CNL-Investments' cash flows primarily consist of rental income from tenants on restaurant properties owned, interest income on mortgage loans, proceeds from dispositions of properties and income from holding interests in prior loan securitizations including those originated by predecessor entities of CNL-Capital. CNL-Investments had cash and cash equivalents of $1.8 million and $4.3 million at June 30, 2004 and December 31, 2003, respectively.

CNL-Investments' management believes the availability on its revolver will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing of assets and reinvesting the proceeds from cash from operating activities and from debt and equity offerings.

Indebtedness

CNL-Investments has the following borrowing sources at June 30, 2004, with the stated total capacity and interest rate:

                                            (In thousands)
                                   Amount Used     Capacity        Maturity     Interest Rate (1)
                                  -------------- -------------- --------------- ------------------

Revolver                              $   7,500      $  30,000    July 2005           3.39%
Note payable                                605            605       2005             4.35%
Series 2000-A bonds payable             243,579        243,579    2009-2017           7.94%
Series 2001 bonds payable               114,770        114,770     Oct 2006           1.59%
Series 2003 bonds payable                27,971         27,971    2005-2010           5.67%
                                  -------------- --------------
                                     $  394,425     $  416,925
                                  ============== ==============

 (1) Excludes debt issuance and other related costs.

Revolver. CNL-Investments' short-term debt consists of a $30 million revolving line of credit (the "Revolver") with the Bank. CNL-Investments utilizes the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. In June 2004, CNL Investments amended the terms of the Revolver to extend the maturity date to July 2005. Amounts outstanding were $7.5 million and $2.0 million at June 30, 2004 and December 31, 2003, respectively.

Note Payable. At June 30, 2004, the Company had $0.6 million outstanding relating to a Note Payable to CNL Bank, an affiliate. Amounts outstanding are collateralized by two mortgages on certain real property, bear interest at LIBOR plus 325 basis points per annum and require monthly interest only payments until maturity in August and December 2005.

Bonds Payable. CNL-Investments has medium-term note and long-term bond financing, referred to collectively as bonds payable. Rental income received on properties and interest income received on mortgage loans and equipment leases pledged as collateral on medium and long-term financing is used to make scheduled reductions in bond principal and interest. In May 2004, CNL-Investments issued an additional $5 million note from its Series 2003 offering that had closed in December 2003. The note is collateralized by a pool of mortgage notes, bears interest at LIBOR plus 600 basis points and matures in 2011. The $5 million in proceeds from the issuance of the notes were used to pay down short-term debt.

CNL-Investments provides a guaranty of up to ten percent of CNL-Capital's Note Payable and on the $160 million Warehouse Credit Facility with the Bank. The Company also provides a 100 percent guaranty on CNL-Capital's Subordinated Note Payable.

Some sources of debt financing require that CNL-Investments maintain certain standards of financial performance such as fixed-charge coverage ratios and tangible net worth requirements, and impose a limitation on the distributions from CNL-Investments to the Company tied to funds from operations. Any failure to comply with the terms of these covenants could constitute a default and may create an immediate need to find alternative borrowing sources.

Liquidity Risks

Liquidity risks within CNL-Investments include the potential that a tenant's or borrower's financial condition could deteriorate, rendering it unable to make lease payments or payments of interest and principal on mortgage and equipment notes receivable. Generally, CNL-Investments uses a triple-net lease to lease its properties to its tenants. The triple-net lease is a long-term lease that requires the tenant to pay expenses on the property. The lease somewhat insulates CNL-Investments from significant cash outflows for maintenance, repair, real estate taxes or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted. In the event of tenant bankruptcy, CNL-Investments may be required to fund certain expenses in order to retain control or take possession of the property. This could expose CNL-Investments to successor liabilities and further affect liquidity.

Management is aware of multi-unit tenants that are experiencing financial difficulties. In the event the financial difficulties continue, CNL-Investments' collection of rental payments could be interrupted. At present, most of these tenants continue to pay rent substantially in accordance with lease terms. However, CNL-Investments continues to monitor each tenant's situation carefully and will take appropriate action to place CNL-Investments in a position to maximize the value of its investment. For those tenants who have experienced financial difficulties or have defaulted under their leases, management has estimated the loss or impairment on the related properties and included such charge in earnings through June 30, 2004. Management believes it has recorded an appropriate impairment charge at June 30, 2004, based on its assessment of each tenants' financial difficulties and its knowledge of the properties. However, impairment charges may be required in future periods based upon changing circumstances.

In October 2003, Chevy's Holding, Inc. and numerous operating subsidiaries ("Chevy's"), a tenant of CNL-Investments, filed for voluntary bankruptcy under the provisions of Chapter 11. Chevy's operates the Chevy's, Rio Bravo and Fuzio concepts. As of the bankruptcy filing, CNL-Investments owned 23 Chevy's units with a total initial investment of $56.6 million. Through August 9, 2004, Chevy's had rejected the leases on 19 of the 23 sites. Management has recorded impairments relating to some of these sites. Through August 9, 2004 management has sold three sites, re-leased one site and expects the remaining rejected sites to be re-leased or sold. Chevy's has paid rent on the four sites whose leases have not been rejected since filing bankruptcy. As of August 9, 2004 all but one of the properties were pledged as collateral for the Series 2000-A and Series 2001 triple net lease bonds payable.

In February 2004, The Ground Round, Inc. ("Ground Round"), a tenant of CNL-Investments, filed for voluntary bankruptcy under the provisions of Chapter
11. Ground Round operates the Ground Round and Tin Alley Grills concepts. As of the bankruptcy filing, CNL-Investments owned 12 units, with a total initial investment of $12.9 million. All twelve properties were pledged as collateral for the Series 2000-A triple net lease bonds payable and as of August 9, 2004, Ground Round had closed nine of these sites. As of August 9, 2004, Ground Round had rejected the leases on seven sites, is expected to affirm the leases on four sites and expects to assign the lease on the remaining site to a franchisee. As of August 9, 2004, CNL Investments had recorded impairments of approximately $0.1 million.

In March 2004, CNL-Investments provided temporary rent forbearance to a tenant who was experiencing liquidity difficulties. CNL-Investments agreed to forebear the collection of partial rents over the next twelve months on ten sites to provide rent relief. Under the proposed negotiations, the tenant will pay the amounts deferred under the forbearance agreement over five years. This temporary forbearance on the rents will have a $1.8 million negative impact on cash flows of CNL-Investments over the next twelve months but the cash flows are expected to be collected between months 13 through 72.

CNL-Investments has experienced tenant bankruptcies and may commit further resources in seeking resolution to these properties including temporarily funding restaurant businesses directly or on behalf of successor tenants. For example, where the value of the leased real estate is linked to the financial performance of the tenant, CNL-Investments may allocate capital to invest in turnaround opportunities. As of June 30, 2004 the Company owned, through an investment of $1.3 million, the business restaurant operations of twelve Denny's restaurants that represented a strategic move to preserve the Company's real estate investment when the franchisee of the restaurants experienced severe financial difficulties. CNL-Investments has since successfully disposed of the real estate and plans to sell its investment in the business by the end of 2004. This activity is not a core operation or competency of the Company and is only undertaken in situations where management believes the course of action best preserves the Company's position in the real estate or loan investment.

Certain net lease properties are pledged as collateral for the Series 2000-A and Series 2001 triple-net lease bonds payable. In the event of a tenant default relating to pledged properties, the Company may elect to contribute additional properties or substitute properties into these securitized pools from properties it owns not otherwise pledged as collateral. These pools contain properties potentially impacted by the bankruptcy filings of Chevy's and Ground Round, and the financial difficulties of other restaurant operators. Management is evaluating the impact to the pools, including any need to identify substitute properties. In the event that CNL-Investments has no suitable substitute property, the adverse performance of the pool might inhibit the Company's future capital raising efforts including the ability to refinance the Series 2001 bonds payable maturing in 2006. The Series 2000-A and Series 2001 bonds payable include certain triggers relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal pay down on the outstanding bonds is accelerated. The Company is currently exceeding certain required performance cash flow ratios within the Series 2000-A bonds payable due primarily to tenant defaults from the Chevy's and Ground Round bankruptcies described above. As a result, cash flow normally exceeding the scheduled principal and interest payments is required to be directed toward additional debt reduction. For the six months ended June 30, 2004, the Company was required to use cash from operations to make additional debt reductions of approximately $1.7 million as a result of exceeding certain ratios in the net lease pools. The Company is actively seeking new tenants or buyers for these properties that will result in improved performance under these ratios.

Off-Balance Sheet Transactions

The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. The Company holds a residual interest in approximately $399.6 million in loans transferred to unconsolidated trusts that serve as collateral for the long-term bonds discussed in "Liquidity and Capital Resources - CNL-Capital - Indebtedness". Recent accounting pronouncements have not required the consolidation of these trusts.

Interest Rate Risk

Floating interest rates on variable rate debt expose the Company to interest rate risk. The Company invests in assets with a fixed return by sometimes financing a portion of them with variable rate debt. As of June 30, 2004, the Company's variable rate debt includes the following:

    o    $7.5 million on its Revolver;

    o    $153.2 million on its mortgage warehouse facilities;

    o $167.9 million on the June 2002 five-year financing, of which $134 million are subject to an interest-rate swap;

    o $114.8 million outstanding on the Series 2001 bonds payable, of which $113 million are subject to an interest rate cap; and

    o $28.0 million outstanding on the Series 2003 bonds payable, all of which is subject to an interest rate cap.

Generally, the Company uses derivative financial instruments (primarily interest rate swap contracts) to hedge against fluctuations in interest rates from the time it originates fixed-rate mortgage loans and leases until the time they are sold. The Company generally terminates certain of these contracts upon the sale of the loans or properties, and both the gain or loss on the sale of the loans and the additional gain or loss on the termination of the interest rate swap contracts is recognized in the consolidated statement of income.

The Company uses interest rate swaps and caps to hedge against fluctuations in variable cash flows on a portion of its floating rate debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Under a cap purchase, a third party agrees to assume any interest costs above a stated rate. Changes in the values of the Company's current interest rate swaps and caps that qualify for hedge accounting are reflected in other comprehensive income.

The Company also invests in financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. The value of its mortgage loans held for sale and its investments change as a result of fluctuating interest rates, credit risk, market sentiment and other external forces, which could adversely affect liquidity and capital resources.

Management estimates that a one-percentage point increase in short-term interest rates as of June 30, 2004 would have resulted in additional interest costs of approximately $1.4 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

Results from Operations

The Company generated net income of $9.2 million and $20.1 million for the quarter and six months ended June 30, 2004, respectively as compared to $10.6 million and $18.6 million for the comparable periods in 2003. Net income decreased 13 percent for the quarter ended June 30, 2004 as compared to the same quarter in 2003, while the six months ended June 30, 2004 posted an eight percent increase in net income over the comparable period in 2003 as a result of several factors. The decline in net income during the quarter ended June 30, 2004 as compared with the same period in 2003 was primarily due to CNL-Capital recording an income tax provision in 2004, as further described below, and CNL-Investments recording lower rental revenues due to bankruptcies of two tenants. The decrease in net income was partially offset due to the Company incurring less impairment losses and reserves in 2004 as compared to 2003 relating to the properties and loans in the portfolio. No income tax provision was recorded in 2003 because the 2003 provision was offset by the recognition of deferred tax assets that had been previously subject to a valuation allowance. Net income has increased between the comparative six-month periods presented, primarily as a result of lower general operating and administrative expenses and decreased impairment losses and reserves, partially offset by the income tax provision recorded in 2004. Net income also increased due to lower interest expense in 2004.

The following discussion of results from operations is by segment. All segment results are before eliminating adjustments and results of the holding company. As a result, the sum of amounts applicable to each segment will not, in some cases, equal the Company total amount reflected in the condensed consolidated statement of income. Company net income is as follows:

                                                                  For the quarters ended June 30,
                                                                          % of                         % of
     Net income by segment (in Millions)                   2004           Total          2003          Total
                                                      ---------------    ---------    -----------    ----------

     CNL-Investments                                  $     6.3             68%       $    8.9           84%
     CNL-Capital                                            3.2             35             1.7           16
     Other holding company results and
        consolidating eliminations                         (0.3)            (3)             --           --
                                                      ---------------    ---------    -----------    ----------
          Net income                                  $     9.2            100%       $   10.6          100%
                                                      ===============    =========    ===========    ==========


                                                                 For the six months ended June 30,
                                                                          % of                         % of
     Net income by segment (in Millions)                   2004           Total          2003          Total
                                                      ---------------    ---------    -----------    ----------

     CNL-Investments                                  $     15.4            77%       $  14.5           78%
     CNL-Capital                                             5.1            25            4.1           22
     Other holding company results and
        consolidating eliminations                          (0.4)           (2)           --            --
                                                      ---------------    ---------    -----------    ----------
          Net income                                  $     20.1           100 %      $  18.6          100%
                                                      ===============    =========    ===========    ==========

Revenues are discussed based on the individual segment results beginning with the results of CNL-Investments:

                                                                  For the quarters ended June 30,
     CNL-Investments revenues by                                          % of                        % of
        line item (in Millions)                           2004            Total         2003          Total
                                                      --------------     --------    ------------    ---------

     Rental income from operating
        leases and earned income from
        direct financing leases                       $    16.8            86%       $   17.8             84%
     Interest income from mortgage,
        equipment and other notes receivable                1.2             6             1.1              5
     Investment and interest income                         1.1             6             1.2              6
     Other income                                           0.4             2             1.1              5
                                                      --------------     --------    ------------    ---------
          Total segment revenues                      $    19.5           100%       $   21.2            100%
                                                      ==============     ========    ============    =========


                                                                 For the six months ended June 30,
     CNL-Investments revenues by                                           % of                       % of
        line item (in Millions)                           2004            Total         2003          Total
                                                      --------------    --------    ------------    ---------

     Rental income from operating
        leases and earned income from
        direct financing leases                       $    34.1            86%       $   35.6             84%
     Interest income from mortgage,
        equipment and other notes receivable                2.4             6             2.2              5
     Investment and interest income                         2.2             6             2.2              5
     Other income                                           0.9             2             2.5              6
                                                      --------------    --------    ------------    ---------
          Total segment revenues                      $    39.6           100%      $   42.5            100%
                                                      ==============    ========    ============    =========


    o The rental revenue from vacant and other properties sold was classified as a component of discontinued operations for all periods presented and was not included in the segment revenues above. The combined amount of rental income from operating leases and earned income from direct financing leases from continuing operations decreased during the quarter and six months ended June 30, 2004 as compared to comparable periods in 2003 due to lower rental revenues in connection with tenant bankruptcies including Chevy's and Ground Round.

    o Interest income from mortgage, equipment and other notes receivable increased slightly as a result of the purchase of approximately $26.1 million in mortgage loans from CNL-Capital in December 2003. CNL-Investments combined these mortgage loans with other mortgage loans it previously owned and in December 2003, issued notes ("bonds payable") collateralized by approximately $46.6 million of mortgage loans. The increase in interest income from the new loans was partially offset by a decrease in interest income earned on the declining balance of its original loan portfolio resulting from the scheduled collections of principal and the lack of new loan originations since 2000.

    o Other income decreased during the quarter and six months ended June 30, 2004 as compared to the comparable periods in 2003 as a result of decreased billings of direct costs to third parties using
         CNL-Investments for property management services. During 2003, CNL-Investments transferred certain functions to CFG, an affiliate, thereby reducing general and operating expenses, as well as reducing the billings of these expenses collected from third parties. Other income in future quarters is expected to be at levels comparable to the quarter ended June 30, 2004.

The  revenues  of  CNL-Capital   are  generally  more  variable  than  those  of
CNL-Investments. The following table provides additional information relating to the revenues of this segment:

                                                                   For the quarters ended June 30,
      CNL-Capital revenues by                                             % of                         % of
         line item (in Millions)                            2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

      Interest income from mortgage
         equipment and other notes
         receivable                                      $   5.5           80%        $   6.5           83%
      Investment and interest income                         0.1            1             0.2            3
      Net decrease in value of mortgage
         loans held for sale, net of related hedge            --           --            (0.2)          (3)
      Other income                                           1.3           19             1.3           17
                                                         -----------     --------    ------------    ---------
                                                         $   6.9          100%      $     7.8          100%
                                                         ===========     ========    ============    =========






                                                                  For the six months ended June 30,
      CNL-Capital revenues by                                              % of                        % of
         line item (in Millions)                            2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

      Interest income from mortgage
         equipment and other notes
         receivable                                       $  10.9           78%       $   13.4            93%
      Investment and interest income                          0.4            3             0.4            3
      Net decrease in value of mortgage
         loans held for sale, net of related hedge            --            --            (2.3)          (16)
      Other income                                            2.6           19             2.9            20
                                                         -----------     --------    ------------    ---------
                                                         $   13.9          100%       $   14.4           100%
                                                         ===========     ========    ============    =========

    o Interest income from mortgage, equipment and other notes receivable decreased 15 percent and 19 percent for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 partially due to the sale of $26.1 million in mortgage loans to CNL-Investments in December 2003, as described above. The remainder of the decrease was due to the declining balance of its loan portfolio resulting from scheduled collections of principal and the lack of new loan originations since 2001.

    o CNL-Capital did not record any changes in the fair value of mortgage loans held for sale, net of related hedge, for the quarter and six months ended June 30, 2004. This was the result of CNL-Capital's sale in December 2003 of its remaining mortgage loans held for sale to CNL-Investments, which then re-designated these loans as held for investment purposes and issued bonds collateralized by the loans. During the six months ended June 30, 2003, CNL-Capital recorded a $2.3 million decline in the fair value of these loans held for sale, net of related hedge and net of estimated potential default losses.

Expenses

Expenses decreased for the quarter and six months ended June 30, 2004 from the comparable periods in 2003. General operating and administrative expenses were lower due to the Company's initiative of outsourcing some functions to reduce expenses. Property expenses and impairment losses relating to the properties and loans in the portfolio were lower due to less financial difficulties and defaults by borrowers and tenants. Interest expense was lower as a result of the $10 million pay down on the Subordinated Note Payable and the related decrease of the interest rate on this facility from 8.5 percent to 7.0 percent in January 2004.

General   operating   and   administrative   expenses   consist   primarily   of
payroll-related, legal and other professional expenses. The following tables illustrate the comparative period expenses by segment:

                                                                   For the quarters ended June 30,
         General operating and administrative                             % of                        % of
            expenses by segment (in Millions)               2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

         CNL-Investments                                 $    2.2           32%      $    2.5           36%
         CNL-Capital                                          5.0           74            5.0           71
         Other holding company results and
            consolidating eliminations                       (0.4)          (6)          (0.5)          (7)
                                                         -----------     --------    ------------    ---------
              Total general operating and
                administrative expenses                  $    6.8          100%      $    7.0          100%
                                                         ===========     ========    ============    =========


                                                                  For the six months ended June 30,
         General operating and administrative                             % of                         % of
            expenses by segment (in Millions)               2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

         CNL-Investments                                 $    4.4           33%      $     5.9           40%
         CNL-Capital                                          9.9           75             9.8           68
         Other holding company results and
            consolidating eliminations                       (1.1)          (8)           (1.2)          (8)
                                                         -----------     --------    ------------    ---------
              Total general operating and
                administrative expenses                  $  13.2           100%      $    14.5          100%
                                                         ===========     ========    ============    =========


    o CNL-Investments' general operating and administrative expenses decreased by 12 percent and 25 percent for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 as a result of transferring certain financial and strategic functions, including transferring certain employees relating to the management of the external portfolios, to a subsidiary of CFG, an affiliate.

    o CNL-Capital's general operating and administrative expenses remained fairly constant during the quarter and six months ended June 30, 2004 as compared with similar periods in 2003.

Interest expense constitutes one of the most significant operating expenses. A portion of interest expense is also included in operating results from discontinued operations. Components of interest expense from continuing operations are as follows:

                                                                    For the quarters ended June 30,
         Interest expense by segment (in                                  % of                        % of
            Millions)                                       2004          Total         2003          Total
                                                          ----------     --------    ------------    ---------

         CNL-Investments                                  $   7.2            60%     $    6.9            53%
         CNL-Capital                                          4.7            39           6.4            49
         Other holding company results and
            consolidating eliminations                        0.1             1          (0.2)           (2)
                                                          ----------     --------    ------------    ---------
              Total interest expense                      $  12.0           100%     $   13.1           100%
                                                          ==========     ========    ============    =========


                                                                   For the six months ended June 30,
         Interest expense by segment (in                                  % of                        % of
            Millions)                                       2004          Total         2003          Total
                                                          ----------     --------    ------------    ---------

         CNL-Investments                                  $  14.3           60%      $    13.9           55%
         CNL-Capital                                          9.4           39            12.1           47
         Other holding company results and
            consolidating eliminations                        0.1            1           (0.4)           (2)
                                                          ----------     --------    ------------    ---------
              Total interest expense                      $  23.8          100%      $   25.6           100%
                                                          ==========     ========    ============    =========


    o CNL-Investments had a slight increase in interest expense for the quarter and six months ended June 30, 2004 from the comparable periods in 2003 due to CNL-Investments issuing bonds payable in December 2003, collateralized by approximately $46.6 million of mortgage loans.

    o CNL-Capital had a 27 percent and 22 percent decrease in interest expense for the quarter and six months ended June 30, 2004, respectively, from the comparable periods in 2003. The decrease in interest expense was partially the result of the $10 million pay down on the Subordinated Note Payable and the related decrease of the interest rate on this facility from 8.5 percent to 7 percent in January 2004. Interest expense also decreased because CNL-Capital paid down the Mortgage Warehouse Facility by approximately $12.3 million in December 2003 when it sold the mortgage loans receivable to CNL-Investments, as described above. As a result of the sale of these mortgage loans receivable, CNL-Capital terminated the fair value hedge associated with the mortgage loans receivable and eliminated the interest expense on the hedge instrument. As a result of these transactions, the weighted average balance outstanding, on which interest is calculated, was lower during 2004 as compared to the same period in 2003.

Depreciation and amortization expenses primarily reflect the level of assets invested in leased properties held by CNL-Investments. A portion of these expenses are also reflected as a component of discontinued operations.

CNL-Capital recorded a loss on termination of cash flow hedge of $0.6 million and $0.9 million for the quarter and six months ended June 30, 2004, respectively. In conjunction with the Company paying margin calls of approximately $5.8 million, as described above in "Liquidity and Capital Resources -- CNL-Capital -- Indebtedness -- Note Payable," the Company unwound a portion of its cash flow hedge to comply with its hedge agreement. No such loss was recorded during the same periods in 2003.

Impairments and provisions on assets consist of bad debt expense relating to receivables that are deemed uncollectible, provisions for loan losses associated with non-performing loans, valuation allowances associated with investments in the 1998-1 and 1999-1 residual interests and impairment provisions on properties (excluding impairments on properties treated as discontinued operations as described below). The following table illustrates the comparative period expenses by segment:

                                                                   For the quarters ended June 30,
         Impairments and provisions on                                    % of                        % of
            assets (in Millions)                            2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

         CNL-Investments                                 $    0.9           90%       $    --            --%
         CNL-Capital                                          0.1           10            2.5           100
                                                         -----------     --------    ------------    ---------
              Total impairments and provisions
                on assets                                $    1.0          100%       $   2.5           100%
                                                         ===========     ========    ============    =========



                                                                   For the six month ended June 30,
         Impairments and provisions on                                     % of                        % of
            assets (in Millions)                            2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

         CNL-Investments                                  $    1.2          75%       $   1.8           38%
         CNL-Capital                                           0.4          25            3.0           62
                                                         -----------     --------    ------------    ---------
              Total impairments and provisions
                on assets                                 $    1.6         100%       $   4.8          100%
                                                         ===========     ========    ============    =========


    o CNL-Investments recorded impairment provisions of $0.9 million and $1.2 million for the quarter and six months ended June 30, 2004, respectively, excluding impairments on properties treated as discontinued operations as described below. This segment recorded $1.8 million in impairment provisions for the six months ended June 30, 2003, and no such charges were recorded during the quarter ended June 30, 2003. The impairments recorded during 2004 and 2003 related primarily to properties previously leased to Chevy's, which declared bankruptcy in 2003. The impairments represented the difference between the net carrying value of the properties and their estimated fair values.

    o CNL-Capital recorded provisions for loan losses of $2.2 million and $2.6 million for the quarter and six months ended June 30, 2003, respectively, associated with non-performing loans. CNL-Capital did not record similar provisions during the comparable periods in 2004. CNL-Capital also recorded $0.1 million and $0.4 million in bad debts for the quarter and six months ended June 30, 2004, respectively, compared to $0.3 million and $0.4 million for the quarter and six months ended June 30, 2003, respectively. Bad debt expense relates to receivables that management does not believe are recoverable.

Discontinued Operations

The Company accounts for certain of its revenues and expenses as originating from discontinued operations pursuant to Statement of Financial Accounting
Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires that sales of real estate, or the designation of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with these real estate assets, are included in the income statement as discontinued operations. CNL-Capital's Investment Property Sales program, a vital piece of its ongoing operating strategy, falls under this guidance. Therefore, gains from properties sold under the Investment Property Sales program are included as discontinued operations. Income and expenses associated with Investment Property Sales program assets are also included in discontinued operations. In addition, CNL-Investments has designated certain real estate assets as held for sale and has included income and expenses associated with the assets as well as the gain or loss from any dispositions of these assets as discontinued operations for all periods presented.

During 2002, the Company purchased the operations of certain restaurants. In December 2003, the Company decided to dispose of these restaurant operations. All operating results relating to these restaurant operations have been recorded as discontinued operations.

The table below illustrates the treatment of discontinued operations by segment:

                                                            For the quarters ended        For the six months ended
     Income from discontinued operations                           June 30,                       June 30,
       by segment (in Millions)                               2004          2003            2004            2003
                                                            ----------    ----------     -----------     -----------

     CNL-Investments discontinued operations:
          Losses from operations                            $ (0.3)       $   (0.4)      $   (0.6)       $   (1.0)
          Gains on disposal                                    0.3             0.6            2.0             0.9
     CNL-Capital discontinued operations:
          Earnings from operations                             1.5             1.8            3.2             3.2
          Gains on disposal                                    8.7             6.7           14.0            13.2
          Income tax provision                                (2.0)             --           (3.2)             --
                                                            ----------    ----------     -----------     -----------
            Total income from discontinued operations       $  8.2        $    8.7        $  15.4         $  16.3
                                                            ==========    ==========     ===========     ===========

    o Losses from discontinued operations of CNL-Investments include impairment provisions of $0.3 million for the quarter and six months ended June 30, 2004 as compared to $0.9 million and $2.2 million for the quarter and six months ended June 30, 2003, respectively. The earnings from discontinued operations of CNL-Capital include impairment provisions of $0.4 million for the quarter and six months ended June 30, 2004, compared with $0.2 million and $1.0 million in such charges during the quarter and six months ended June 30, 2003. These impairments related primarily to properties designated as held for sale or sold through June 30, 2004.

    o Restaurant operations within CNL-Investments, which are recorded as discontinued operations, generated revenues of $3.7 million and $3.5 million for the quarters ended June 30, 2004 and 2003, respectively, and generated related expenses of $3.7 million and $3.4 million, respectively. Restaurant operations reported $7.6 million and $6.9 million in revenues and $7.7 million and $6.7 million in expenses for the six-month period ended June 30, 2004 and 2003, respectively.

    o Gains on disposal of properties of CNL-Investments were higher during the six months ended June 30, 2004 as a result of selling more properties in 2004 as compared to the same period in 2003. Although CNL-Capital sold 32 and 56 properties during the quarter and six months ended June 30, 2004, respectively, compared to 50 and 91 properties during comparable periods in 2003, gains on disposal of properties of CNL-Capital were higher during 2004. Despite the decline in the number of properties sold in 2004, the gain per property was higher during 2004 and the average gain as a percentage of the sales price increased by approximately one percent. The gain per property was higher in 2004 as a result of CNL-Capital reducing its reliance on outside brokers during 2004 to sell these properties. Additional information on actual proceeds and related cost of sales is located in "Liquidity and Capital Resources - CNL-Capital - Investment Property Sales Program."

Income Tax Provision

The Company is primarily treated as a REIT and generally records no tax expense. However, effective January 1, 2001, the activities of CNL-Capital and certain activities of CNL-Investments are taxable pursuant to rules governing TRSs. CNL-Capital had not reflected an income tax provision from inception through December 31, 2003 as a result of recognition of deferred tax assets previously subject to valuation allowances. CNL-Capital reversed the remaining valuation allowance at December 31, 2003 and recorded income tax provisions of $2.0 million and $3.2 million for the quarter and six months ended June 30, 2004, respectively, which were recorded in discontinued operations as shown in the table above. CNL-Capital anticipates recording income tax provisions in future quarters to the extent it generates taxable earnings.

As of June 30, 2004, the CNL-Investments' TRS had a deferred tax asset of $0.8 million. This TRS has not yet generated any taxable income. Therefore, CNL-Investments has established a valuation allowance to completely offset the deferred tax asset.

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

Item 4.  Controls and Procedures.

Quarterly Evaluation. Management carried out an evaluation as of June 30, 2004 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which management refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (the "Commission") require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this quarterly report.

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

Conclusions. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004 and subject to the limitations noted above, the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to management, including the Company's Chief Executive Officer and Chief Financial Officer.

During the quarter ended June 30, 2004, there were no significant changes in the Company's internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company's internal control for financial reporting.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.   Inapplicable.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchaser of Equity
         Securities.   Inapplicable.

Item 3.  Defaults upon Senior Securities.   Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on June 23, 2004 for the purpose of electing the board of directors.

         (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

         (c)  One proposal was submitted to a vote of stockholders as follows:

              (1) The stockholders approved the election of the following persons as directors of the Company:

                              Name                       For           Withheld

                         Robert A. Bourne             24,779,965       279,405
                         G. Richard Hostetter. Esq.   24,780,587       278,783
                         Richard C. Huseman           24,765,901       293,469
                         J. Joseph Kruse              24,747,243       312,127
                         James M. Seneff, Jr.         24,781,319       278,051

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

                3.1 CNL Restaurant Properties, Inc. Second Amended and Restated Articles of Incorporation, as amended by Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL Restaurant Properties, Inc., as amended by Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL Restaurant Properties, Inc. (included as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.)

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

                10.23 Employment Agreement dated as of January 1, 2004 by and between CNL Restaurant Investments, Inc. and Thomas G. Kindred, Jr. (included as Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

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

         (b) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated this 9th day of August, 2004.


                                      CNL RESTAURANT PROPERTIES, INC.


                                       By:/s/ Curtis B. McWilliams
                                          -------------------------------
                                          CURTIS B. MCWILLIAMS
                                          Chief Executive Officer
                                          (Principal Executive Officer)


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

                3.1 CNL Restaurant Properties, Inc. Second Amended and Restated Articles of Incorporation, as amended by Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL Restaurant Properties, Inc., as amended by Articles of Amendment to Second Amended and Restated Articles of Incorporation of CNL Restaurant Properties, Inc. (included as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

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

                10.23 Employment Agreement dated as of January 1, 2004 by and between CNL Restaurant Investments, Inc. and Thomas G. Kindred, Jr. (included as Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

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