Form 10-Q
period 2004-09-30
CNL RESTAURANT PROPERTIES INC
filed 2004-11-09
CIK 922981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2004

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

         45,248,670 shares of common stock, $0.01 par value, outstanding as of November 9, 2004.

                                    CONTENTS





Part I                                                                 Page
                                                                       ----

    Item 1.Financial Statements:

               Condensed Consolidated Balance Sheets                    3

               Condensed Consolidated Statements of Income              4

               Condensed Consolidated Statements of
                   Stockholders' Equity and Comprehensive
                   Income/(Loss)                                        5

               Condensed Consolidated Statements of Cash Flows          6-8

               Notes to Condensed Consolidated Financial
                   Statements                                           9-18

    Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      19-37

    Item 3.Quantitative and Qualitative Disclosures About
               Market Risk                                              37

    Item 4.Controls and Procedures                                      37-38

Part II

    Other Information                                                   39-42

Item 1.       Financial Statements


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (In thousands except for per share data)

                                                                              September 30,          December 31,
                                                                                   2004                  2003
                                                                             ------------------     -----------------
                                    ASSETS

    Real estate investment properties                                             $    537,807           $   530,692
    Net investment in direct financing leases                                          101,200               103,662
    Real estate and restaurant assets held for sale                                    171,647               143,589
    Mortgage loans held for sale                                                           537                 1,490
    Mortgage, equipment and other notes receivable, net of allowance of
       $7,128 and $13,964, respectively                                                304,627               320,900
    Other investments                                                                   18,566                29,671
    Cash and cash equivalents                                                           17,499                36,955
    Restricted cash                                                                     12,641                12,462
    Receivables, net of  allowance for doubtful accounts
       of $1,365 and $872, respectively                                                  5,141                 3,382
    Accrued rental income                                                               28,068                25,836
    Goodwill                                                                            56,260                56,260
    Other assets                                                                        32,042                33,217
                                                                             ------------------     -----------------
                                                                                 $   1,286,035          $  1,298,116
                                                                             ==================     =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

    Revolver                                                                       $    12,000           $     2,000
    Notes payable                                                                      164,942               182,560
    Mortgage warehouse facilities                                                      135,181                93,513
    Subordinated note payable                                                           21,875                43,750
    Bonds payable                                                                      410,650               430,011
    Due to related parties                                                              35,216                25,038
    Other payables                                                                      35,759                34,096
                                                                             ------------------     -----------------
        Total liabilities                                                              815,623               810,968
                                                                             ------------------     -----------------

    Minority interests, including redeemable partnership interest                        6,637                 7,262

    Stockholders' equity:
        Preferred stock, without par value. Authorized and unissued
           3,000 shares                                                                      --                     --
        Excess shares, $0.01 par value per share. Authorized and
           unissued 78,000 shares                                                            --                     --
        Common stock, $0.01 par value per share. Authorized
           62,500 shares, issued 45,286 shares, outstanding
           45,249 shares                                                                   452                   452
        Capital in excess of par value                                                 826,627               826,627
        Accumulated other comprehensive loss                                           (13,793 )             (14,447 )
        Accumulated distributions in excess of net earnings                           (349,511 )            (332,746 )
                                                                             ------------------     -----------------
              Total stockholders' equity                                               463,775               479,886
                                                                             ------------------     -----------------

                                                                                 $   1,286,035          $  1,298,116
                                                                             ==================     =================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands except for per share data)

                                                                        Quarter ended                  Nine months ended
                                                                        September 30,                    September 30,
                                                                    2004              2003            2004             2003
                                                                -------------     -------------  ---------------   -------------

Revenues:

    Rental income from operating leases                            $  14,600         $  15,860      $    43,468       $  46,162
    Earned income from direct financing leases                         2,544             2,695            7,734           7,924
    Interest income from mortgage, equipment and
       other notes receivable                                          6,635             7,361           19,962          22,880
    Investment and interest income                                     1,641             1,199            3,811           3,533
    Other income                                                       2,130             3,113            4,633           7,285
    Net decrease in value of mortgage loans
       held for sale, net of related hedge                                --              (483 )             --          (2,734 )
                                                                -------------     -------------  ---------------   -------------
                                                                      27,550            29,745           79,608          85,050
                                                                -------------     -------------  ---------------   -------------
Expenses:
    General operating and administrative                               6,305             5,635           19,486          20,140
    Interest expense                                                  12,246            12,662           36,070          38,233
    Property expenses, state and other taxes                             219               536              450           1,002
    Depreciation and amortization                                      3,067             3,170            8,822           9,441
    Loss on termination of cash flow hedge                                --                --              940              --
    Impairments and provisions on assets                               1,998             1,447            3,479           6,009
                                                                -------------     -------------  ---------------   -------------
                                                                      23,835            23,450           69,247          74,825
                                                                -------------     -------------  ---------------   -------------

Income from continuing operations before minority interest
    in income of consolidated joint ventures, equity in
    earnings of unconsolidated joint ventures and
    gain/(loss) on sale of assets                                      3,715             6,295           10,361          10,225

Minority interest in income of consolidated joint ventures              (640 )             (78 )         (2,597 )        (1,491 )

Equity in earnings of unconsolidated joint ventures                       32                30               97              89

Gain/(loss) on sale of assets                                            134                (2 )            140              (8 )
                                                                -------------     -------------  ---------------   -------------

Income from continuing operations, net                                 3,241             6,245            8,001           8,815

Income from discontinued operations, net of income tax
    provision                                                         11,675             6,803           26,985          22,842
                                                                -------------     -------------  ---------------   -------------

Net income                                                         $  14,916         $  13,048      $    34,986       $  31,657
                                                                =============     =============  ===============   =============

Income per share of common stock (basic and diluted):
    From continuing operations                                     $    0.07         $    0.14       $     0.18       $    0.19
    From discontinued operations                                        0.26              0.15             0.59            0.51
                                                                -------------     -------------  ---------------   -------------

Net income                                                         $    0.33         $    0.29       $     0.77       $    0.70
                                                                =============     =============  ===============   =============

Weighted average number of shares of common stock
    outstanding                                                       45,249            45,249           45,249          45,249
                                                                =============     =============  ===============   =============

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                 INCOME/(LOSS)
     Nine months ended September 30, 2004 and year ended December 31, 2003
                                   (UNAUDITED)
                    (In thousands except for per share data)

                                                                        Accumulated
                                                                       distributions   Accumulated
                                   Common stock         Capital in       in excess        other
                                 Number       Par       excess of         of net      comprehensive                  Comprehensive
                                of shares    value      par value        earnings         loss            Total         income
                               ------------ ---------  -------------  -------------- ---------------   -----------  --------------

Balance at December 31, 2002        45,249    $  452     $  816,745    $  (306,184 )   $    (16,862 )   $ 494,151

Acquisition of minority
   interest                             --        --         11,375             --               --        11,375

Stock issuance costs                    --        --         (1,493 )           --               --        (1,493 )

Net income                              --        --             --         42,440               --        42,440     $    42,440

Reclassification of market
   revaluation on available
   for sale securities to
   statement of income                  --        --             --             --              (78 )         (78 )           (78 )

Reclassification of cash flow
    hedge losses to
    statement of income                 --        --             --             --              502           502             502

Current period adjustment to
    recognize change in fair
    value of cash flow
    hedges,  net of $1,750 in
    tax benefit                         --        --             --             --            1,991         1,991          1,991

                                                                                                                    ---------------

Total comprehensive income              --        --             --             --               --            --    $    44,855
                                                                                                                    ===============

Distributions declared and
    paid ($1.52 per share)              --        --             --        (69,002 )             --       (69,002 )
                               ------------ ---------  -------------  -------------   --------------   -----------

Balance at December 31, 2003        45,249    $  452     $  826,627    $  (332,746 )   $    (14,447 )   $ 479,886
                               ============ =========  =============  =============   ==============   ===========

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                 INCOME/(LOSS)
     Nine months ended September 30, 2004 and year ended December 31, 2003
                                   (UNAUDITED)
                    (In thousands except for per share data)

                                                                       Accumulated
                                                                      distributions     Accumulated
                                   Common stock         Capital in      in excess          other
                                 Number       Par       excess of        of net        comprehensive                   Comprehensive
                                of shares    value      par value       earnings           loss            Total          income
                               ------------ ---------  -------------  --------------  ----------------   -----------  --------------

Balance at December 31, 2003        45,249    $  452     $  826,627     $  (332,746 )    $    (14,447 )   $ 479,886

Net income                              --        --             --          34,986                --        34,986    $    34,986

Other comprehensive income,
    market revaluation on
    available for sale
    securities                          --        --             --              --                 3             3              3

Reclassification of cash
    flow hedge losses to
    statement of income                 --        --             --              --               940           940            940

Current period adjustment to
    recognize change in fair
    value of cash flow
    hedges,  net of $431 in tax
    provision                           --        --             --              --              (289 )        (289 )         (289 )
                                                                                                                      --------------

Total comprehensive income              --        --             --              --                --            --     $    35,640
                                                                                                                      ==============

Distributions declared and
    paid ($1.14 per share)              --        --             --         (51,751 )              --       (51,751 )
                               ------------ ---------  -------------  --------------  ----------------   -----------

Balance at September 30, 2004       45,249    $  452     $  826,627     $  (349,511 )    $    (13,793 )   $ 463,775
                               ============ =========  =============  ==============  ================   ===========

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                  2004                   2003
                                                                            ------------------     -----------------

Cash flows from operating activities:
    Net income                                                                    $    34,986           $    31,657
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                    9,390                 9,995
       Amortization of deferred financing costs                                         4,166                 3,401
       Impairments and provisions on assets                                             4,861                12,290
       Gain on sales of assets                                                         (2,690 )              (1,282 )
       Gain on investment in securities                                                  (495 )                  --
       Increase in income taxes payable                                                 5,284                    --
       Investment in mortgage loans held for sale                                           --                 (112 )
       Collection on mortgage loans held for sale                                           --                6,166
       Changes in inventories of real estate held for sale                            (47,725 )              82,053
       Changes in other operating assets and liabilities                               (5,921 )              (4,687 )
                                                                            ------------------     -----------------
    Net cash provided by operating activities                                           1,856               139,481
                                                                            ------------------     -----------------

Cash flows from investing activities:
       Additions to real estate investment properties                                 (13,997 )                  --
       Proceeds from sale of assets                                                    15,826                15,445
       Proceeds from sale of other investments                                         11,200                    --
       Increase in restricted cash                                                       (180 )              (1,518 )
       Collection on mortgage, equipment and other notes
          receivable                                                                   19,572                14,484
                                                                            ------------------     -----------------
    Net cash provided by investing activities                                          32,421                28,411
                                                                            ------------------     -----------------

Cash flows from financing activities:
        Payment of stock issuance costs                                                (1,493 )              (1,493 )
        Proceeds from borrowing on revolver                                            37,000                29,892
        Payment on revolver, note payable and subordinated note
          payable                                                                     (66,493 )             (47,686 )
        Proceeds from borrowing on mortgage warehouse facilities                      185,044                56,040
        Payments on mortgage warehouse facilities                                    (143,376 )            (138,639 )
        Proceeds from issuance of bonds                                                 5,000                    --
        Retirement of bonds payable                                                   (24,547 )             (14,690 )
        Payment of bond issuance and debt refinancing costs                              (920 )                (450 )
        Loans from stockholder                                                         10,900                14,960
        Distributions to minority interest                                             (2,339 )              (1,865 )
        Distributions to stockholders                                                 (52,509 )             (51,752 )
                                                                            ------------------     ------------------
    Net cash used in financing activities                                             (53,733 )            (155,683 )
                                                                            ------------------     ------------------

Net (decrease)/increase in cash and cash equivalents                                  (19,456 )              12,209

Cash and cash equivalents at beginning of period                                       36,955                16,584
                                                                            ------------------     ------------------

Cash and cash equivalents at end of period                                        $    17,499         $     28,793
                                                                            ==================     ==================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (In thousands)

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                     2004                   2003
                                                                               ------------------    -------------------

Supplemental disclosures of cash flow information:

    Interest paid                                                                    $    33,495           $     35,836
                                                                               ==================    ===================

    Interest capitalized                                                              $       17             $       73
                                                                               ==================    ===================

    Income taxes paid                                                                $     2,343           $      4,021
                                                                               ==================    ===================

Supplemental disclosures of non-cash investing and financing activities:

    Redemption of minority interest in lieu of payment on accounts
       receivable                                                                     $      894            $       317
                                                                               ==================    ===================

    Acquisition of minority interest                                                  $       --           $     11,375
                                                                               ==================    ===================

    Foreclosure on mortgage notes receivable and acceptance of
       underlying real estate collateral                                              $      452             $       --
                                                                               ==================    ===================

    Mortgage notes accepted in exchange for sale of properties                        $       --            $       400
                                                                               ==================    ===================

    Notes receivable accepted in exchange for sale of properties                     $     3,490             $       --
                                                                               ==================    ===================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)


1.       Organization and Nature of Business:

         Organization - CNL Restaurant Properties, Inc. ("the Company") was organized in Maryland in May of 1994, and is the nation's largest self-advised real estate investment trust ("REIT") focused on the restaurant industry. The term "Company" includes, unless the context otherwise requires, CNL Restaurant Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. The Company's operations are divided into two business segments. The real estate segment, operated principally through CNL Restaurant Investments, Inc. ("CNL-Investments"), owns and manages a portfolio of primarily long-term triple-net lease properties. CNL-Investments provides portfolio management, property management and dispositions, and opportunistically acquires real estate investments for sale. In addition, CNL-Investments services approximately $501 million in affiliate real estate portfolios and earns management fees related thereto. The specialty finance segment is operated through the Company's wholly-owned subsidiary CNL Restaurant Capital Corp. ("CNL-Capital"), a partnership with Bank of America, N.A. (the "Bank") and CNL/CAS Corp., an affiliate of the Company's Chairman. CNL-Capital offers real estate financing, advisory and other services to national and larger regional restaurant operators. It acquires restaurant real estate properties, which are subject to triple-net lease, utilizing short-term debt and generally sells the properties at a profit.

         Effective January 1, 2004, the Bank redeemed a portion of its ownership interest in CNL-Capital in lieu of payment of referral fees to the Company. As a result, the Company's ownership interest in CNL-Capital increased from 96.26 percent to 96.97 percent.

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003. Certain items in the prior period's financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on stockholders' equity or net income.

3.       Real Estate Investment Properties:

         During the nine months ended September 30, 2004 and 2003, the Company recorded provisions for impairments of $2.2 million and $1.6 million, respectively. The tenants of these properties experienced financial difficulties and/or ceased payments of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the carrying value of the properties to their estimated fair value.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)


4.       Real Estate and Restaurant Assets Held for Sale:

         Real estate and restaurant assets held for sale consists of the following:

                                                                (In thousands)
                                                    September 30,           December 31,
                                                         2004                   2003
                                                   -----------------     -------------------

                     Land and buildings                $    170,605           $     141,976
                     Restaurant assets                        1,042                   1,613
                                                   -----------------     -------------------
                                                       $    171,647           $     143,589
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

         In addition to its business of investing in restaurant properties subject to triple-net leases, CNL-Investments will divest properties from time to time when it is strategic to the Company's longer-term goals. When CNL-Investments establishes its intent to sell a property, all operating results relating to the properties and the ultimate gain or loss on disposition of the properties are treated as discontinued operations for all periods presented. During 2002, the Company purchased the operations of certain restaurants. In December 2003, the Company decided to dispose of these restaurant operations. As a result, all operating results relating to these restaurant operations are recorded as discontinued operations for all periods presented.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)


4.       Real Estate and Restaurant Assets Held for Sale - Continued:

         Operating results of discontinued operations are as follows:

                                                                           (In thousands)
                                                            Quarters ended               Nine months ended
                                                             September 30,                 September 30,
                                                         2004           2003            2004           2003
                                                      ------------  --------------  -------------  -------------

         Rental income                                   $  3,905       $   2,521      $   9,324      $  10,214
         Food and beverage income                           3,549           3,392         11,106         10,324
         Food and beverage expenses                        (3,839 )        (3,144 )      (11,564 )      (10,077 )
         Other property related expenses                     (302 )           (17 )         (664 )       (1,119 )
         Interest expense                                  (1,085 )          (503 )       (2,575 )       (1,721 )
         Impairment and provisions on assets                 (603 )        (2,865 )       (1,382 )       (6,281 )
                                                      ------------  --------------  -------------  -------------

         Earnings/(loss) from discontinued
              operations                                    1,625            (616 )        4,245          1,340
                                                      ------------  --------------  -------------  -------------

         Sales of real estate                              97,619          59,260        224,088        179,758
         Cost of real estate sold                         (83,177 )       (51,841 )     (193,722 )     (158,256 )
                                                      ------------  --------------  -------------  -------------

         Gain on disposal of discontinued
              operations                                   14,442           7,419         30,366         21,502
                                                      ------------  --------------  -------------  -------------

         Income tax provision                              (4,392 )            --         (7,626 )           --
                                                      ------------  --------------  -------------  -------------

         Income from discontinued operations,
              net                                        $ 11,675       $   6,803      $  26,985      $  22,842
                                                      ============  ==============  =============  =============

5.       Other Investments:

         The Company holds franchise loan investments arising from securitization transactions which were either purchased from affiliates or retained in connection with a transaction executed by the Company. Prior to the quarter ended September 30, 2004, the Company classified these investments for which it had the positive intent and ability to hold to maturity as held-to-maturity securities and recorded them at amortized cost in other investments. Investments in these securities not classified as either held-to-maturity or trading securities were classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in other investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a component of other comprehensive income.

         During September 2004, the Company accepted an unsolicited offer to sell certain franchise loan investments, originally classified as held to maturity, to a third party for $11.2 million, resulting in a gain on sale of approximately $0.1 million. As a result of the sale, the Company redesignated the remaining $16.2 million in franchise loan investments originally classified as investments held to maturity, to investments available for sale. As a result of the redesignation, the Company recorded the change in the fair value of these redesignated franchise loan investments as a component of other comprehensive income.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)


5.       Other Investments - Continued:

         The carrying amounts of these investments, including accrued interest, consist of the following:

                                                               (In thousands)
                                                   September 30,           December 31,
                                                        2004                   2003
                                                  -----------------     -------------------

                     Held to maturity                    $      --            $     27,442
                     Available-for-sale                     18,566                   2,229
                                                  -----------------     -------------------
                                                       $    18,566            $     29,671
                                                  =================     ===================

6.       Borrowings:

         In January 2004, the Company amended its subordinated note payable agreement with the Bank, made a $10 million prepayment, reduced the balance to $33.75 million, reduced the interest rate from 8.50 percent to 7.00 percent per annum and reduced the Bank's ownership from the conversion feature in CNL-Capital from 13.1 percent to 10.11 percent. In September 2004, the Company repaid $11.88 million, which under the amended terms was due by December 31, 2004, and further reduced the
         Bank's potential ownership through the conversion feature in CNL-Capital to 6.55 percent. The subordinated note will amortize over five years beginning March 2005 with a balloon payment due on December 31, 2008.

         As of December 31, 2003, the Company, through CNL-Capital, maintained a $100 million and a $160 million mortgage warehouse facility. In March 2004, the $160 million mortgage warehouse facility was renewed with similar terms until March 2005. Under this facility the Bank finances property acquisitions at an advance rate of up to 97 percent of the real estate purchase price. In May 2004, the $100 million warehouse facility was renewed until June 2005. The amended agreement increased the facility advance rate for real estate acquisitions from 90 percent to 92 percent of the real estate purchase value. All other material terms on this warehouse facility remained unchanged.

         In May 2004, the Company issued an additional $5 million note from its Series 2003 offering that had closed in December 2003. The note is collateralized by a pool of mortgage notes, bears interest at LIBOR plus 600 basis points and is expected to mature in 2011.

         In June 2004, CNL-Investments amended the terms of the Revolver to extend the maturity date to July 2005. In September 2004, CNL-Investments amended the terms and increased the capacity from $30 million to $40 million. All other material terms of the Revolver remained unchanged.

7.       Related Party Transactions:

         During the nine months ended September 30, 2004, CNL Financial Group, Inc., a stockholder, advanced an aggregate of approximately $10.9 million to the Company in the form of demand balloon promissory notes. The notes are uncollateralized, bear interest at LIBOR plus 2.5 percent with interest payments and outstanding principal due upon demand. At September 30, 2004, $35.4 million in total demand loans, including accrued interest, are outstanding and included in the due to related parties caption on the condensed consolidated balance sheet.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)


7.       Related Party Transactions - Continued:

         During the nine months ended September 30, 2004, the Company paid real estate brokerage fees of $0.1 million to CNL Commercial Net Lease Realty, Inc., an affiliate of the Chairman and Vice Chairman of the Company's Board of Directors in conjunction with the sale of a property to an unrelated third party that resulted in a gain on sale of $1.5 million to the Company.

         During the nine months ended September 30, 2004, the Company paid environmental research and management fees of $0.1 million to Handex Environmental, Inc. a member of a limited liability company affiliated with the Company.

         As of September 30, 2004 the Company was in the process of negotiating a sale of its interest in a subsidiary engaged in restaurant operations to CherryDen, LLC, an affiliate of the Chairman and Vice Chairman of the Board of Directors. The Company originally acquired the operations upon a tenant experiencing financial difficulties in an effort to preserve the value of the underlying restaurant real estate. The proceeds from the sale are anticipated to be approximately $0.7 million. The subsidiary has experienced cumulative operating losses since acquisition and the Company has recorded a loss of approximately $0.4 million relating to the difference between the estimated sale proceeds and the carrying value of its investment in and loans to the subsidiary. Upon the sale of the subsidiary, the Company will recognize approximately $0.9 million in gains on the previous sales of real estate used in its restaurant operations. In anticipation of the proposed sale, CherryDen, LLC, paid a refundable deposit of $0.2 million to the subsidiary.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)


8.       Segment Information:

         The following tables summarize the operating results for the Company's two business segments. Consolidating eliminations and other results of the parent of CNL-Investments and CNL-Capital are reflected in the "other" column.

                                                                     Quarter ended September 30, 2004
                                                                              (In thousands)
                                                          CNL-                                            Consolidated
                                                      Investments       CNL-Capital         Other            Totals
                                                     -------------    ---------------   -------------    --------------

         Revenues                                       $  20,345          $   8,133        $   (928 )      $   27,550
                                                     -------------    ---------------   -------------    --------------

         General operating and administrative               1,705              5,070            (470 )           6,305
         Interest expense                                   7,441              4,657             148            12,246
         Property expenses, state and other taxes             219                 --              --               219
         Depreciation and amortization                      2,821                246              --             3,067
         Impairments and provisions on assets               1,696                302              --             1,998
         Minority interest net of equity in
            earnings                                            2                606              --               608
         Gain on sale of assets                              (134 )               --              --              (134 )
                                                     -------------    ---------------   -------------    --------------
                                                           13,750             10,881            (322 )          24,309
                                                     -------------    ---------------   -------------    --------------
         Discontinued operations:
            Income from discontinued
                operations, net of income tax               1,946              9,729               --            11,675
                                                     -------------    ---------------   -------------    --------------

         Net income                                     $   8,541          $   6,981        $   (606 )      $   14,916
                                                     =============    ===============   =============    ==============

         Assets at September 30, 2004                   $ 788,998         $  499,731       $  (2,694 )     $ 1,286,035
                                                     =============    ===============   =============    ==============

         Investments accounted for under the
            equity method at September 30, 2004          $    995           $     --         $    --          $    995
                                                     =============    ===============   =============    ==============

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)


8.       Segment Information - Continued:

                                                                      Quarter ended September 30, 2003
                                                                               (In thousands)

                                                          CNL-                                           Consolidated
                                                      Investments       CNL-Capital         Other            Totals
                                                     -------------    ---------------   ------------    ----------------

         Revenues                                       $  21,636         $    8,935       $   (826 )        $   29,745
                                                     -------------    ---------------   ------------    ----------------

         General operating and administrative               1,705              4,561           (631 )             5,635
         Interest expense                                   6,857              5,932           (127 )            12,662
         Property expenses, state and other taxes             524                 12             --                 536
         Depreciation and amortization                      2,867                303             --               3,170
         Impairments and provisions on assets                (115 )            1,562             --               1,447
         Minority   interest   net  of   equity  in
            earnings                                           20                 28             --                  48
         Loss/(Gain) on sale of assets                         (2 )                4             --                   2
                                                     -------------    ---------------   ------------    ----------------
                                                           11,856             12,402           (758 )            23,500
                                                     -------------    ---------------   ------------    ----------------
         Discontinued operations:
            Income/(loss) from discontinued
                operations, net of income tax              (1,736 )            8,539              --              6,803
                                                     -------------    ---------------   ------------    ----------------

         Net income                                     $   8,044         $    5,072        $   (68 )        $   13,048
                                                     =============    ===============   ============    ================

         Assets at September 30, 2003                   $ 802,177        $   468,060      $  (4,759 )      $  1,265,478
                                                     =============    ===============   ============    ================

         Investments accounted for under the
            Equity method at September 30, 2003         $   1,079           $     --        $    --          $    1,079
                                                     =============    ===============   ============    ================


                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)


8.       Segment Information - Continued:

                                                                    Nine months ended September 30, 2004
                                                                               (In thousands)

                                                          CNL-                                           Consolidated
                                                      Investments       CNL-Capital         Other            Totals
                                                     -------------    ---------------   ------------    ----------------

         Revenues                                       $  59,890         $   22,061      $  (2,343 )        $   79,608
                                                     -------------    ---------------   ------------    ----------------

         General operating and administrative               6,079             14,918         (1,511 )            19,486
         Interest expense                                  21,805             14,067            198              36,070
         Property expenses, state and other taxes             450                 --             --                 450
         Depreciation and amortization                      8,204                618             --               8,822
         Loss on termination of cash flow hedge                --                940             --                 940
         Impairments and provisions on assets               2,819                660             --               3,479
         Minority interest net of equity in
            earnings                                           33              2,467             --               2,500
         Gain on sale of assets                              (140 )               --             --                (140 )
                                                     -------------    ---------------   ------------    ----------------
                                                           39,250             33,670         (1,313 )            71,607
                                                     -------------    ---------------   ------------    ----------------
         Discontinued operations:
            Income from discontinued
                operations, net of income tax               3,256             23,729              --              26,985
                                                     -------------    ---------------   ------------    ----------------

         Net income                                     $  23,896         $   12,120      $  (1,030 )        $   34,986
                                                     =============    ===============   ============    ================

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)


8.       Segment Information - Continued:

                                                                    Nine months ended September 30, 2003
                                                                               (In thousands)

                                                          CNL-                                           Consolidated
                                                      Investments       CNL-Capital         Other            Totals
                                                     -------------    ---------------   ------------    ----------------

         Revenues                                       $  64,087         $   23,361      $  (2,398 )        $   85,050
                                                     -------------    ---------------   ------------    ----------------

         General operating and administrative               7,616             14,338         (1,814 )            20,140
         Interest expense                                  20,712             18,018           (497 )            38,233
         Property expenses, state and other taxes           1,002                 --             --               1,002
         Depreciation and amortization                      8,653                788             --               9,441
         Impairments and provisions on assets               1,403              4,606             --               6,009
         Minority   interest   net  of   equity  in
            earnings                                           74              1,328             --               1,402
         Loss on sale of assets                                --                  8             --                   8
                                                     -------------    ---------------   ------------    ----------------
                                                           39,460             39,086         (2,311 )            76,235
                                                     -------------    ---------------   ------------    ----------------
         Discontinued operations:
            Income/(loss) from discontinued
                operations, net of income tax              (2,078 )           24,920              --              22,842
                                                     -------------    ---------------   ------------    ----------------

         Net income                                     $  22,549         $    9,195        $   (87 )        $   31,657
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

         The Company has two TRSs for income tax purposes, in which activities of CNL-Capital and select activities of CNL-Investments are conducted. The CNL-Capital TRS recorded a current income tax provision of $4.4 million and $7.6 million during the quarter and nine months ended September 30, 2004, respectively, all of which was allocated to discontinued operations. The effective tax rate used by CNL-Capital approximated the statutory rate. No income tax provision was recorded during the quarter and nine months ended September 30, 2003 as a result of the recognition of deferred tax assets previously subject to valuation allowances.

                         CNL RESTAURANT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)


9.       Income Tax: - Continued:

         As of September 30, 2004, the CNL-Investments TRS had a deferred tax asset of $0.6 million. This TRS has not yet consistently generated any taxable income. Therefore, CNL-Investments has established a valuation allowance to completely offset its deferred tax asset.

         Recently, the Company concluded that certain loans, which when made by the Company in 1998 satisfied the REIT qualification requirements then applicable, may fail to meet subsequent REIT qualification requirements. To eliminate any uncertainty, the Company is in the process of seeking assurance from the Internal Revenue Service ("IRS") that the loans would not cause the Company to fail to qualify as a REIT. Although action by the IRS is discretionary, the Company, after consulting with its outside tax counsel and based upon current discussions with the IRS and upon actions taken by the IRS in similar circumstances, believes that such assurance will be granted.

10.      Merger Agreement:

         On August 9, 2004, the Company announced that it had entered into a definitive Agreement and Plan of Merger with U.S. Restaurant
         Properties, Inc. ("USRP"), a publicly traded real estate investment trust, which as of August 9, 2004 owned or financed 789 freestanding, net lease properties located in 48 states (the "Merger"). In the Merger, each share of Company common stock will be converted into
         0.7742 shares of USRP common stock and 0.16 newly issued shares of USRP's 7.5 percent Series C Redeemable Convertible Preferred Stock ($25 liquidation preference). The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of the Company's common stock or USRP's common stock. The Merger is structured to be tax-free to the stockholders of the Company and USRP.

         The Merger is subject to certain conditions including approval by a majority of the stockholders of the Company and USRP, and the consummation of a minimum number of mergers between USRP and 18 affiliated limited partnerships representing at least 75 percent of the aggregate purchase price for all of the limited partnerships. The general partners of the 18 affiliated limited partnerships are directors of the Company. The transaction is expected to be consummated in the first quarter of 2005, but there can be no assurance that the merger will be consummated by such time or at all.

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

Organization and Business

CNL Restaurant Properties, Inc. (the "Company"), is the nation's largest self-advised real estate investment trust ("REIT") focused on the restaurant industry. The Company has two primary subsidiary operating companies, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. The Company was founded in 1994 and at September 30, 2004, had financial interests in approximately 1,000 properties diversified among more than 116 restaurant concepts in 43 states. The Company's total real estate holdings subject to lease (including properties classified as held for sale) include over 653 properties. At September 30, 2004, the servicing portfolio of net lease properties and mortgages consists of approximately 2,100 units, of which over 1,100 are serviced on behalf of third parties.

The Company operates two business segments - real estate and specialty finance

     o The real estate segment ("CNL-Investments"), operated through the Company's wholly-owned subsidiary CNL Restaurant Investments, Inc., manages a portfolio of primarily long-term triple-net lease properties. CNL-Investments provides portfolio management, property management and dispositions, and opportunistically acquires real estate investments for sale. In addition, CNL-Investments services approximately $501 million in affiliate real estate portfolios and earns management fees related thereto. Revenues from CNL-Investments represented approximately 75 percent of the Company's total revenues from continuing operations for each of the nine months ended September 30, 2004 and 2003, respectively.

     o The specialty finance segment consists of CNL Restaurant Capital, LP ("CNL-Capital"), which is operated through a partnership with the Company's wholly-owned subsidiary CNL Restaurant Capital Corp., CNL/CAS Corp., an affiliate of the Company's Chairman, and Bank of America ("the Bank"). CNL-Capital offers real estate financing, advisory and other services to national and larger regional restaurant operators. It does this primarily by acquiring restaurant real estate properties, which are subject to a triple-net lease, utilizing short-term debt and generally selling such properties at a profit. Revenues from CNL-Capital from its loan portfolio, advisory and other services represented approximately 25 percent of the Company's total revenues from continuing operations for each of the nine months ended September 30, 2004 and 2003, respectively.

When the Company was created in 1994, the intent was to provide stockholders with liquidity by December 31, 2005 through either listing on a national exchange, merging with another public company or liquidating its assets. In furtherance of this goal, on August 9, 2004, the Company announced that it had entered into a definitive Agreement and Plan of Merger with U.S. Restaurant Properties, Inc. ("USRP"), a publicly traded real estate investment trust, which as of August 9, 2004, owned 789 freestanding, net lease properties located in 48 states (the "Merger"). In the Merger, each share of Company common stock will be converted into 0.7742 shares of USRP common stock and 0.16 newly issued shares of USRP's 7.5 percent Series C Redeemable Convertible Preferred Stock ($25 liquidation preference). The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of the Company's common stock or USRP's common stock. The Merger is expected to be tax-free to the stockholders of the Company and USRP.

The Merger is subject to certain conditions including approval by a majority of the stockholders of the Company and USRP, and the consummation of a minimum number of mergers between USRP and 18 affiliated limited partnerships representing at least 75 percent of the aggregate purchase price for all of the limited partnerships. The general partners of the 18 affiliated limited partnership are directors of the Company. The transaction is expected to be consummated in the first quarter of 2005, but there can be no assurance that the merger will be consummated by such time or at all.

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

Dividends. The Company's ability to internally fund capital needs is limited since it must distribute at least 90 percent of its net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. The Company is a self-advised real estate investment trust that reflects the earnings of its two primary segment subsidiaries, CNL-Investments and CNL-Capital. Through the end of the first quarter of 2004, distributions had been primarily funded by CNL-Investments' activities because the Company and the others Partners of CNL-Capital had elected to reinvest the earnings of CNL-Capital, with the remainder being funded by the Company's Chairman through a privately held affiliate. CNL-Capital began making distributions to the Company in the second quarter of 2004.

The Company has elected to distribute amounts in excess of that necessary to qualify as a REIT. The Company declared distributions of $51.8 million or $1.14 per share to its stockholders for each of the nine months ended September 30, 2004 and 2003. The Company's cash provided by operations was $1.9 million and $139.5 million for the nine months ended September 30, 2004 and 2003, respectively. Because increases in assets held for sale are funded through warehouse facilities, management believes that a better indicator of liquidity generated from operations would exclude the changes in the held for sale loans and real estate portfolio. Net cash provided by operating activities excluding changes in mortgage loans and inventories of real estate held for sale was $49.6 million and $51.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Beginning in 2001, the Board of Directors of the Company made the determination that it was in the best interests of the Company's stockholders to maintain its historical level of distributions during a period of volatility in the restaurant finance sector. While not necessary for REIT tax purposes, to enable the Company to maintain its historical level during this period, CNL Financial Group, Inc., a stockholder controlled by James M. Seneff, Jr., the Company's Chairman, provided loans to and purchased common stock of the Company. During the nine months ended September 30, 2004 and 2003, these loans totaled $10.9 million and $15.0 million, respectively. The principal amount including accrued interest at September 30, 2004 was $35.4 million. In addition, during 2002 and 2001, Mr. Seneff, through CNL Financial Group, Inc., purchased 1,173,354 shares and 579,722 shares, respectively, of CNLRP stock in exchange for $20.1 million and $9.7 million, respectively, in cash, including the conversion of amounts previously treated as advances. The Company's Chairman was not obligated to make loans or purchase shares and will not make any further loans or purchases of stock to fund distributions once the Merger is completed. Should the Company's Chairman determine not to purchase additional shares or loan additional funds to the Company, and the Company does not generate adequate cash flow from other sources, the Company may have to reduce its distribution rate.

Recently, the Company concluded that certain loans, which when made by the Company in 1998 satisfied the REIT qualification requirements then applicable, may fail to meet subsequent REIT qualification requirements. To eliminate any uncertainty, the Company is in the process of seeking assurance from the Internal Revenue Service ("IRS") that the loans would not cause the Company to fail to qualify as a REIT. A failure by the Company to qualify as a REIT would substantially increase the Company's federal income tax liability and, therefore, would have a material adverse effect upon the Company's results of operations, its financial condition, and its ability to pay dividends. Although action by the IRS is discretionary, the Company, after consulting with its outside tax counsel and based upon current discussions with the IRS and upon actions taken by the IRS in similar circumstances, believes that such assurance will be granted.

CNL-Capital

CNL-Capital's current demand for funds includes payment of operating expenses, funds necessary for net lease originations to be sold in its Investment Property Sales Program (as defined below) and payment of principal and interest on its outstanding indebtedness. Demand for funds increased during 2004 to cover the $224.4 million of new originations of real estate properties that exceeded the $197.4 million received from the sales of properties. In addition, CNL-Capital utilized $10 million in January 2004 to pay down a portion of the Subordinated Note Payable (as defined below) and modify the existing terms, and in September 2004 paid the $11.88 million due by December 31, 2004 under the modified terms. CNL-Capital also paid margin calls of $5.8 million during the nine months ended September 30, 2004 to reduce the level of debt financing as required by the lenders due to delinquency levels or restructures of mortgage loan payments from borrowers.

During the nine months ended September 30, 2004 and 2003, CNL-Capital derived its primary cash flows from lease and interest income earned in excess of interest expense paid ("net spread"), net gains from the Investment Property Sales Program, advisory services and servicing revenues. Significant cash outflows consist of operating expenses, real property purchases and capital enhancements in the loan portfolio (excess of investment over related borrowings). CNL-Capital had cash and cash equivalents of $12.0 million and $31.9 million at September 30, 2004 and December 31, 2003, respectively.

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

Investment Property Sales Program

The Company's Investment Property Sales Program originated as a reaction to uncertainty in the franchise asset-backed securitization market. CNL-Capital was formed in June of 2000 through an alliance between the Company and the Bank. The original vision of CNL-Capital was centered on securitization. This business model was predicated upon the origination of pools of loans or triple-net leases and the subsequent issuance of bonds collateralized by real estate and other restaurant assets underlying the loan or lease. The securitization market experienced considerable volatility in late 2000 that has continued to date severely limiting the securitization financing channel for the franchise asset class. Rising delinquencies in securitized loan pools, falling treasury rates, macroeconomic uncertainties combined with sluggish restaurant sales within certain concepts all contributed to the volatility. Investors required higher interest rates on securities issued in securitizations while rating agencies downgraded the quality of many of the loans underlying the securities. While many of the Company's competitors experienced downgrades or ratings actions on bonds previously issued, the Company's prior loan and lease securitizations to date have not been subject to any such ratings action.

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

The chart below illustrates cash flows from Investment Property Sales proceeds and the cost of properties sold as follows:

                                                                                  (In millions)
                                                                            For the nine months ended
                                                                                  September 30,
                                                                            2004                2003
                                                                        --------------     ----------------

         Proceeds from Investment Property Sales                            $   197.4           $    161.5
                                                                        ==============     ================

         Cost of properties sold under the Investment Property
              Sales program                                                 $   171.9           $    141.7
                                                                        ==============     ================


Generally accepted accounting principles require that investment properties held for sale be accounted for as discontinued operations when the operations and cash flows of the properties will be eliminated from the ongoing operations of the company as a result of the disposal transaction, and when the company will not have any significant continuing involvement in the operations of the properties after the disposal transaction. A significant element of the ongoing activities of CNL-Capital is the Investment Property Sales Program that consists of the origination of new triple-net lease financing on properties and the subsequent disposition of those properties. The following table shows the combined results of the Investment Property Sales Program and the rest of the operations of CNL-Capital (without treating the Investment Property Sales Program as discontinued operations) for each of the periods presented:


                                                                         (In millions)
                                                 For the quarters ended             For the nine months ended
                                                     September 30,                        September 30,
                                                 2004              2003              2004               2003
                                             -------------     -------------    ---------------    ----------------

Revenues:
     Sale of real estate                       $    89.9          $   50.0         $   197.4          $   161.5
     Rental income                                   3.8               2.0               8.9                7.9
     Other revenue items                             8.1               9.0              22.3               23.5
                                             -------------     -------------    ---------------    ----------------
                                                   101.8              61.0             228.6              192.9
                                             -------------     -------------    ---------------    ----------------
Expenses:
     Cost of real estate sold                       78.4              43.4             171.9              141.7
     Interest expense                                5.7               6.4              16.6               19.7
     Depreciation and amortization                   0.3               0.3               0.8                0.8
     Other expenses                                  6.0               5.8              19.6               21.5
                                             -------------     -------------    ---------------    ----------------
                                                    90.4              55.9             208.9              183.7
                                             -------------     -------------    ---------------    ----------------

Pre-tax income                                      11.4               5.1              19.7                9.2
     Income tax provision                           (4.4)               --              (7.6 )               --
                                             -------------     -------------    ---------------    ----------------
         Net income                             $    7.0          $    5.1         $    12.1          $     9.2
                                             =============     =============    ===============    ================


Management expects continued demand for the Investment Property Sales Program. Despite selling 101 properties versus 126 properties during the nine months ended September 30, 2004 and 2003, respectively, gains per property sold were higher in 2004 versus 2003. The success of the Investment Property Sales business is dependent on successfully originating new triple-net leases and the continued liquidity of the 1031 exchange marketplace. For the nine months ended September 30, 2004 and 2003, CNL-Capital originated $224.4 million and $56.6 million in net leases respectively. Management expects continued demand for its core triple-net lease financing during the rest of 2004 and into 2005 but acknowledges that the demand is impacted by low interest rates and the following factors:

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


Management has responded to this slow-down by adjusting net lease rates, identifying larger transactions and identifying new areas within the selling process to reduce costs. Net lease originations provide inventory necessary to execute the Investment Property Sales Program and CNL-Capital typically profits from the leases while holding them. At September 30, 2004, CNL-Capital was involved in several opportunities for net lease originations with $38 million approved for funding and accepted by the client. CNL-Capital's warehouse facilities provide advances for up to 97 percent of the real estate purchase value. The Company is reinvesting its operating profits to fund the amounts not advanced by the mortgage warehouse facilities.

Indebtedness

During the nine months ended September 30, 2004, CNL-Capital used proceeds from sales of properties, its "net spread", servicing and other revenues to pay operating expenses and used borrowings on its warehouse facilities to fund new real estate originations. CNL-Capital may be subject to margin calls on its warehouse credit facilities. The Bank and the other lenders monitor delinquency assumptions and may require one or more margin calls to reduce the level of warehouse financing. During the nine months ended September 30, 2004 and 2003, CNL-Capital made $5.8 million and $1.4 million in margin calls, respectively. Of the $5.8 million payment in 2004, $5.3 million was required by a lender when CNL-Capital provided debt service relief to a borrower/tenant who was experiencing financial difficulties, as described below in "Liquidity Risks."

CNL-Capital has the following borrowing sources at September 30, 2004, with the stated total capacity and interest rate:

                                                          In thousands
                                                 Amount used       Capacity        Maturity     Interest rate (3)
                                               ----------------- -------------  --------------- -------------------

    Note payable (1)                                $   164,550     $ 164,550      Jun 2007           2.50%
    Mortgage warehouse facilities                       135,181       260,000       Annual            2.61%
    Subordinated note payable                            21,875        21,875      Dec 2008           7.00%
    Series 2001-4 bonds payable (2)                      30,236        30,236    2009 - 2013          8.90%
                                               ----------------- -------------
                                                    $   351,842     $ 476,661
                                               ================= =============

       (1) Average rate excludes the impact of hedge transactions that bring the total average rate to 5.78 percent.
       (2) Balances include $1.3 million in bonds held by CNL-Investments eliminated upon consolidation in Company's condensed consolidated financial statements.
       (3) Excludes debt issuance and other related costs.


Note Payable. This five-year term financing carries a variable interest rate tied to the weighted average rate of commercial paper plus 1.25 percent with a portion of such interest fixed through the initiation of a hedge transaction. Amounts outstanding were $164.6 million and $182.0 million as of September 30, 2004 and December 31, 2003, respectively. The decrease was partially due to payments of principal in accordance with the debt agreement. The decrease was also due to the lender requiring the payment of $5.8 million in the form of margin calls to reduce the level of financing as a result of delinquency levels or restructures of payments due from borrowers on the underlying collateral. In accordance with the terms of the Note Payable and related hedging agreements, CNL-Capital unwound portions of the hedge instrument as a result of the pay downs from the margin calls, resulting in losses on termination of cash flow hedge of $0.9 million during 2004.

Mortgage Warehouse Facilities. CNL-Capital's management maintains regular contact with its mortgage warehouse facility lenders and believes that the relatively low-cost, high-advance rate financing they provide has been integral to CNL-Capital's success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and accordingly CNL-Capital is vulnerable to any changes in the terms of these facilities. The warehouse facilities currently advance an average of 91 percent of the original real estate cost. As of September 30, 2004, CNL-Capital has two warehouse facilities. The first warehouse facility is for $160 million with the Bank and matures in March 2005 (the "Warehouse Credit Facility"). The second mortgage warehouse facility of $100 million with another lender, matures in June 2005. At September 30, 2004, CNL-Capital had approximately $13.0 million in capital supporting its loan and lease portfolio financed through its mortgage warehouse facilities. Amounts outstanding under the mortgage warehouse facilities were $135.2 million and $93.5 million as of September 30, 2004 and December 31, 2003, respectively. The increase in the balance outstanding resulted from the new net lease originations funded by these facilities.

Subordinated Note Payable. During 2000, the Bank provided CNL-Capital with a $43.75 million subordinated note payable (the "Subordinated Note Payable"). Amounts outstanding were $21.875 million and $43.75 million at September 30, 2004 and December 31, 2003, respectively. In late December 2003, CNL-Capital removed the remaining loans on the Warehouse Credit Facility by selling them to CNL-Investments. CNL-Investments then executed a bond offering supported, in part, by this collateral. In January 2004, CNL-Capital used these proceeds along with additional funds, to repay the Bank $10 million on the Subordinated Note Payable. As part of the repayment, CNL-Capital and the Bank modified the terms of the Subordinated Note Payable. The Bank extended the maturity date on the Subordinated Note Payable from June 2007 to December 2008 and reduced the interest rate from 8.50 percent to 7.00 percent per annum. In September 2004, CNL-Capital repaid $11.88 million on this facility, which under the amended terms agreed to in January 2004 was due by December 31, 2004. CNL-Capital is scheduled to make quarterly payments of principal and interest to the Bank using a five-year amortization schedule beginning March 2005 with a balloon payment due on December 31, 2008. As part of the negotiations, the Bank eliminated a previous requirement for CNL-Capital to pay down the Subordinated Note Payable for every dollar distributed by CNL-Capital to the Company. In addition, the Company agreed to provide a guaranty on the entire amount outstanding under the Subordinated Note Payable as part of the renegotiations. Prior to the renegotiations, only CNL-Capital had provided a guaranty on the Subordinated Note Payable.

Bonds Payable. In May 2001, CNL-Capital issued bonds collateralized by a pool of mortgages. The bond indenture requires monthly principal and interest payments received from borrowers to be applied to the bonds. The bond indenture also provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than ten percent of the aggregate amounts due under the loans at the time of issuance. In September 2004, CNL-Capital retired $3.6 million of these bonds that had been held by CNL-Investments. No gain/loss was recorded upon retirement of these bonds. Amounts outstanding were $30.2 million and $38.9 million at September 30, 2004 and December 31, 2003, respectively.

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

Liquidity risk also exists from the possibility of borrower delinquencies on the mortgage loans held to maturity. In the event of a borrower delinquency, the Company could suffer not only shortfalls on scheduled payments but also margin calls by the lenders that provide the warehouse facilities and the five-year note, subjecting the Company to unanticipated cash outflows. The Company is obligated under the provisions of its five-year note and its warehouse facilities to pay down certain debt associated with borrower delinquencies or defaults within a required time frame. Most properties acquired on the mortgage warehouse facilities are required to be sold within a certain time frame. Any delinquency, default or delay in the resale of properties financed through one of these facilities would generally require a pay-down in accordance with the terms of the respective agreements of the related debt and may restrict the Company's ability to find alternative financing for these specific assets. The Company's debt, excluding bonds payable, generally provides for cross-default triggers. A default of a mortgage warehouse facility, for example from a failure to make a margin call, could result in other Company borrowings becoming immediately due and payable. For those borrowers who have experienced financial difficulties or who have defaulted under their loans, management has estimated the loss or impairment on the related investments and reflected such charge in the statement of income through September 30, 2004. However, impairment charges may be required in future periods based upon changing circumstances.

In March 2004, CNL-Capital provided temporary debt service relief to a borrower/tenant who was experiencing liquidity difficulties. CNL-Capital agreed to modify the interest rate due on the outstanding debt over the next twelve months on eight mortgage loans to provide debt service relief. Repayment terms are scheduled to return to the original terms starting with the thirteenth month. The mortgage loans receivable from this borrower/tenant serve as collateral on the Note Payable. As a result of the restructure, and as required by the lender, the Company paid down approximately $5.3 million under its Note Payable. This reduction in cash flows from the temporary debt service relief provided to the borrower/tenant, after consideration of the $5.3 million reduction in debt outstanding under the Note Payable, is scheduled to have an approximate $1 million negative impact to cash flows over the twelve month period ending March 2005. Management does not believe that this temporary decline in cash flows will have a material adverse effect on overall liquidity.

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

CNL-Capital holds an interest in two securitizations (referred to as the 1998-1 and 1999-1 residual interests), the assets and liabilities of which are not consolidated in the Company's financial statements. The following table shows the assets and the related bonds outstanding in each securitization pool at September 30, 2004:

                                                                                   (In thousands)
                                                                        Mortgage loans       Bonds outstanding
                                                                        in pool at par        at face value (1)
                                                                      -------------------  ----------------------
     Loans and debt supporting 1998-1 Certificates issued
           by CNL Funding 1998-1, LP                                   $     172,926         $    171,083
     Loans and debt supporting 1999-1 Certificates issued
           by CNL Funding 1999-1, LP                                         219,945              219,945
                                                                      -------------------  ----------------------
                                                                       $     392,871        $     391,028
                                                                      ===================  ======================

     (1) Certain bonds in the 1998-1 pool are owned by CNL-Investments; the aggregate net carrying value of $16.3 million appears as investments in the condensed consolidated financial statements of the Company.

CNL-Investments

CNL-Investments' demand for funds are predominantly principal and interest payments, operating expenses, acquisitions of properties and distributions to the Company. CNL-Investments' cash flows primarily consist of rental income from tenants on restaurant properties owned, interest income on mortgage loans, proceeds from dispositions of properties and income from holding interests in prior loan securitizations including those originated by predecessor entities of CNL-Capital. In September 2004, the Company sold $11.2 million of franchise loan investments. As a result of this investment sale, the Company will recognize reduced investment interest income in the future. CNL-Investments had cash and cash equivalents of $5.4 million and $4.3 million at September 30, 2004 and December 31, 2003, respectively.

CNL-Investments' management believes the availability on its revolver will permit it to meet its short-term liquidity objectives. Long-term liquidity requirements will be met through a combination of selectively disposing of assets and reinvesting the proceeds from cash from operating activities and from debt and equity offerings.

Indebtedness

CNL-Investments has the following borrowing sources at September 30, 2004, with the stated total capacity and interest rate:

                                            (In thousands)
                                   Amount Used     Capacity        Maturity     Interest Rate (1)
                                  -------------- -------------- --------------- ------------------

Revolver                              $  12,000      $  40,000    July 2005           3.82%
Note payable                                392            392       2005             4.92%
Series 2000-A bonds payable             241,472        241,472    2009-2017           7.95%
Series 2001 bonds payable               113,210        113,210     Oct 2006           1.70%
Series 2003 bonds payable                27,038         27,038    2005-2010           5.67%
                                  -------------- --------------
                                     $  394,112     $  422,112
                                  ============== ==============

(1) Excludes debt issuance and other related costs.

Revolver. Through August 2004, CNL-Investments' short-term debt consisted of a $30 million revolving line of credit (the "Revolver") with the Bank. CNL-Investments utilizes the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. In June 2004, CNL Investments amended the terms of the Revolver to extend the maturity date to July 2005 and in September 2004, increased the capacity to $40 million. Amounts outstanding were $12.0 million and $2.0 million at September 30, 2004 and December 31, 2003, respectively.

Note Payable. At September 30, 2004, the Company had $0.4 million outstanding relating to a Note Payable to CNL Bank, an affiliate. Amounts outstanding are collateralized by a mortgage on certain real property, bears interest at LIBOR plus 325 basis points per annum and requires monthly interest only payments until maturity in December 2005.

Bonds Payable. CNL-Investments has medium-term note and long-term bond financing, referred to collectively as bonds payable. Rental income received on properties and interest income received on mortgage loans and equipment leases pledged as collateral on medium and long-term financing is used to make scheduled reductions in bond principal and interest. In May 2004, CNL-Investments issued an additional $5 million note from its Series 2003 offering that had closed in December 2003. The note is collateralized by a pool of mortgage notes, bears interest at LIBOR plus 600 basis points and is expected to mature in 2011. The $5 million in proceeds from the issuance of the notes were used to pay down short-term debt.

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

Management is aware of multi-unit tenants that are experiencing financial difficulties. In the event the financial difficulties continue, CNL-Investments' collection of rental payments could be interrupted. At present, most of these tenants continue to pay rent substantially in accordance with lease terms. However, CNL-Investments continues to monitor each tenant's situation carefully and will take appropriate action to place CNL-Investments in a position to maximize the value of its investment. For those tenants who have experienced financial difficulties or have defaulted under their leases, management has estimated the loss or impairment on the related properties and included such charge in earnings through September 30, 2004. Management believes it has recorded an appropriate impairment charge at September 30, 2004, based on its assessment of each tenants' financial difficulties and its knowledge of the properties. However, impairment charges may be required in future periods based upon changing circumstances.

In October 2003, Chevy's Holding, Inc. and numerous operating subsidiaries ("Chevy's"), a tenant of CNL-Investments, filed for voluntary bankruptcy under the provisions of Chapter 11. Chevy's operates the Chevy's, Rio Bravo and Fuzio concepts. As of the bankruptcy filing, CNL-Investments owned 23 Chevy's units with a total initial investment of $56.6 million. Through November 9, 2004, Chevy's had rejected the leases on 19 of the 23 sites. Management has recorded impairments relating to some of these sites. Through November 9, 2004 management has sold four sites, re-leased three sites and expects the remaining rejected sites to be re-leased or sold. Chevy's has paid rent on the four sites whose leases have not been rejected since filing bankruptcy. As of November 9, 2004 all but one of the properties were pledged as collateral for the Series 2000-A and Series 2001 triple net lease bonds payable.

In February 2004, The Ground Round, Inc. ("Ground Round"), a tenant of CNL-Investments, filed for voluntary bankruptcy under the provisions of Chapter
11. Ground Round operates the Ground Round and Tin Alley Grills concepts. As of the bankruptcy filing, CNL-Investments owned 12 units, with a total initial investment of $12.9 million. All twelve properties were pledged as collateral for the Series 2000-A triple net lease bonds payable and as of November 9, 2004, Ground Round had closed 7 of these sites. As of November 9, 2004, Ground Round had rejected the leases on 7 sites. The remaining five leases have been assumed by the new owner of Ground Round. Management has recorded impairments relating to some of these sites.

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

CNL-Investments has experienced tenant bankruptcies and may commit further resources in seeking resolution to these properties including temporarily funding restaurant businesses directly or on behalf of successor tenants. For example, where the value of the leased real estate is linked to the financial performance of the tenant, CNL-Investments may allocate capital to invest in turnaround opportunities. As of September 30, 2004 the Company owned, through an investment of $0.7 million, the business restaurant operations of twelve Denny's restaurants that represented a strategic move to preserve the Company's real estate investment when the franchisee of the restaurants experienced severe financial difficulties. CNL-Investments has since successfully disposed of the real estate and plans to sell its investment in the business by the end of 2004. This activity is not a core operation or competency of the Company and is only undertaken in situations where management believes the course of action best preserves the Company's position in the real estate or loan investment. As of September 30, 2004 the Company was in the process of negotiating a sale of its interest in a subsidiary engaged in restaurant operations to CherryDen, LLC, an affiliate of the Chairman and Vice Chairman of the Board of Directors. The Company originally acquired the operations upon a tenant experiencing financial difficulties in an effort to preserve the value of the underlying restaurant real estate. The proceeds from the sale are anticipated to be approximately $0.7 million. The subsidiary has experienced cumulative operating losses since acquisition and the Company has recorded a loss of approximately $0.4 million relating to the difference between the estimated sale proceeds and the carrying value of its investment in and loans to the subsidiary. Upon the sale of the subsidiary, the Company will recognize approximately $0.9 million in gains on the previous sales of real estate used in its restaurant operations. In anticipation of the proposed sale, CherryDen, LLC, paid a refundable deposit of $0.2 million to the subsidiary. As of November 9, 2004, the sale of these restaurant operations had not occurred.

Certain net lease properties are pledged as collateral for the Series 2000-A and Series 2001 triple-net lease bonds payable. In the event of a tenant default relating to pledged properties, the Company may elect to contribute additional properties or substitute properties into these securitized pools from properties it owns not otherwise pledged as collateral. These pools contain properties potentially impacted by the bankruptcy filings of Chevy's and Ground Round, and the financial difficulties of other restaurant operators. Management is evaluating the impact to the pools, including any need to identify substitute properties. In the event that CNL-Investments has no suitable substitute property, the adverse performance of the pool might inhibit the Company's future capital raising efforts including the ability to refinance the Series 2001 bonds payable maturing in 2006. The Series 2000-A and Series 2001 bonds payable include certain triggers relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal pay down on the outstanding bonds is accelerated. The Company is currently exceeding certain required performance cash flow ratios within the Series 2000-A bonds payable due primarily to tenant defaults from the Chevy's and Ground Round bankruptcies described above. As a result, cash flow normally exceeding the scheduled principal and interest payments is required to be directed toward additional debt reduction. For the nine months ended September 30, 2004, the Company was required to make additional debt reductions of approximately $1.8 million as a result of exceeding certain ratios in the net lease pools. The Company is actively seeking new tenants or buyers for these properties that will result in improved performance under these ratios.

Off-Balance Sheet Transactions

The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. The Company holds a residual interest in approximately $392.9 million in loans transferred to unconsolidated trusts that serve as collateral for the long-term bonds discussed in "Liquidity and Capital Resources - CNL-Capital - Indebtedness". Recent accounting pronouncements have not required the consolidation of these trusts.

Interest Rate Risk

Floating interest rates on variable rate debt expose the Company to interest rate risk. The Company invests in assets with a fixed return by sometimes financing a portion of them with variable rate debt. As of September 30, 2004, the Company's variable rate debt includes the following:

    o    $12.0 million on its Revolver;

    o    $135.2 million on its mortgage warehouse facilities;

    o $164.6 million on the June 2002 five-year financing, of which $126.4 million are subject to an interest-rate swap;

    o $113.2 million outstanding on the Series 2001 bonds payable, all of which is subject to an interest rate cap; and

    o $27.0 million outstanding on the Series 2003 bonds payable, all of which is subject to an interest rate cap.

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

Management estimates that a one-percentage point increase in short-term interest rates as of September 30, 2004 would have resulted in additional interest costs of approximately $2.2 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

Results from Operations

The Company generated net income of $14.9 million and $35.0 million for the quarter and nine months ended September 30, 2004, respectively as compared to $13.0 million and $31.7 million for the comparable periods in 2003. Net income increased 14.3 percent and 10.5 percent for the quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The increase in net income during the quarter and nine months ended September 30, 2004 as compared with the same periods in 2003 was due to higher gains on the Investment Property Sales Program and lower impairments and provisions on assets in the portfolio, as a result of fewer financial difficulties and defaults by borrowers and tenants. The increase in net income was partially offset due to CNL-Investments recording lower rental revenues as a result of bankruptcies of two tenants and due to CNL-Capital recording an income tax provision in 2004. No income tax provision was recorded in 2003 because the 2003 provision was offset by the recognition of deferred tax assets that had been previously subject to a valuation allowance.

The following discussion of results from operations is by segment. All segment results are before eliminating adjustments and results of the holding company. As a result, the sum of amounts applicable to each segment will not, in some cases, equal the Company total amount reflected in the condensed consolidated statement of income.

Company net income is as follows:

                                                                For the quarters ended September 30,
                                                                          % of                         % of
     Net income by segment (in Millions)                   2004           Total          2003          Total
                                                      ---------------    ---------    -----------    ---------

     CNL-Investments                                  $       8.5           57%       $     8.0         62%
     CNL-Capital                                              7.0           47              5.0         38
     Other company results and consolidating
        eliminations                                         (0.6)          (4)              --         --
                                                      ---------------    ---------    -----------    ---------
          Net income                                  $     14.9           100%       $    13.0        100%
                                                      ===============    =========    ===========    =========


                                                              For the nine months ended September 30,
                                                                          % of                         % of
     Net income by segment (in Millions)                   2004           Total          2003          Total
                                                      ---------------    ---------    -----------    ---------

     CNL-Investments                                  $     23.9            68%        $  22.6           71%
     CNL-Capital                                            12.1            35             9.2           29
     Other company results and consolidating
        eliminations                                        (1.0)           (3)           (0.1)          --
                                                      ---------------    ---------    -----------    ---------
          Net income                                  $     35.0            100%      $   31.7          100%
                                                      ===============    =========    ===========    =========

Revenues are discussed based on the individual segment results beginning with the results of CNL-Investments:

                                                               For the quarters ended September 30,
     CNL-Investments revenues by                                          % of                        % of
        line item (in Millions)                           2004            Total         2003          Total
                                                      --------------     --------    ------------    ---------

     Rental income from operating
        leases and earned income from
        direct financing leases                       $     17.1           84%       $  18.6           86%
     Interest income from mortgage,
        equipment and other notes receivable                 1.5            7            1.0            5
     Investment and interest income                          1.2            6            1.2            5
     Other income                                            0.5            3            0.8            4
                                                      --------------     --------    ------------    ---------
          Total segment revenues                      $     20.3          100%       $  21.6          100%
                                                      ==============     ========    ============    =========


                                                              For the nine months ended September 30,
     CNL-Investments revenues by                                          % of                         % of
        line item (in Millions)                           2004            Total         2003          Total
                                                      --------------     --------    ------------    ---------

     Rental income from operating
        leases and earned income from
        direct financing leases                       $    51.2             85%     $   54.1            85%
     Interest income from mortgage,
        equipment and other notes receivable                3.9              7           3.2             5
     Investment and interest income                         3.4              6           3.4             5
     Other income                                           1.4              2           3.4             5
                                                      --------------     --------    ------------    ---------
          Total segment revenues                      $     59.9           100%      $  64.1          100%
                                                      ==============     ========    ============    =========

     o The rental revenue from vacant and other properties sold was classified as a component of discontinued operations for all periods presented and was not included in the segment revenues above. The combined amount of rental income from operating leases and earned income from direct financing leases from continuing operations decreased during the quarter and nine months ended September 30, 2004 as compared to comparable periods in 2003 due to lower rental revenues in connection with tenant bankruptcies including Chevy's and Ground Round, who filed for bankruptcy in 2003 and 2004, respectively.

     o Interest income from mortgage, equipment and other notes receivable increased as a result of the purchase of approximately $26.1 million in mortgage loans from CNL-Capital in December 2003. CNL-Investments combined these mortgage loans with other mortgage loans it previously owned and issued notes ("bonds payable") collateralized by approximately $46.6 million of mortgage loans. The increase in interest income from the new loans was partially offset by a decrease in interest income earned on the declining balance of its original loan portfolio resulting from the scheduled collections of principal and the lack of new loan originations since 2000.

     o Other income decreased during the quarter and nine months ended September 30, 2004 as compared to the comparable periods in 2003 as a result of decreased billings of direct costs to third parties using CNL-Investments for property management services. During 2003, CNL-Investments transferred certain functions to CFG, an affiliate, thereby reducing general and operating expenses, as well as reducing the billings of these expenses collected from third parties. CNL-Investments also transferred its property management services to CNL-Capital further reducing its other income.

The  revenues  of  CNL-Capital   are  generally  more  variable  than  those  of
CNL-Investments. The following table provides additional information relating to the revenues of this segment:

                                                                 For the quarters ended September 30,
      CNL-Capital revenues by                                            % of                        % of
         line item (in Millions)                            2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

      Interest income from mortgage
         equipment and other notes
         receivable                                      $    5.2           64%      $    6.3           71%
      Investment and interest income                          0.8           10            0.2            2
      Net decrease in value of mortgage
         loans held for sale, net of related hedge             --           --           (0.5)          (6)
      Other income                                            2.1           26            2.9           33
                                                         -----------     --------    ------------    ---------
                                                         $    8.1         100%      $     8.9          100%
                                                         ===========     ========    ============    =========

                                                               For the nine months ended September 30,
      CNL-Capital revenues by                                             % of                        % of
         line item (in Millions)                            2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

      Interest income from mortgage
         equipment and other notes
         receivable                                      $   16.1          73%       $   19.7           84%
      Investment and interest income                          1.2           5             0.6            3
      Net decrease in value of mortgage
         loans held for sale, net of related hedge             --          --            (2.7)         (12)
      Other income                                            4.8          22             5.8           25
                                                         -----------     --------    ------------    ---------
                                                         $   22.1         100%       $   23.4          100%
                                                         ===========     ========    ============    =========

      o Interest income from mortgage, equipment and other notes receivable decreased 17 percent and 18 percent for the quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003 partially due to the sale of $26.1 million in mortgage loans to CNL-Investments in December 2003, as described above. The remainder of the decrease was due to the declining balance of its loan portfolio resulting from scheduled collections of principal and the lack of new loan originations since 2001.

      o Investment and interest income associated with other investments increased by $0.6 million during the quarter and nine months ended September 30, 2004 due to changes in the interest rate assumptions and projected discounted cash flows.

      o CNL-Capital did not record any changes in the fair value of mortgage loans held for sale, net of related hedge, for the quarter and nine months ended September 30, 2004. This was the result of CNL-Capital's sale in December 2003 of its remaining mortgage loans held for sale to CNL-Investments, which then re-designated these loans as held for investment purposes and issued bonds collateralized by the loans.
          During the quarter and nine months ended September 30, 2003, CNL-Capital recorded a $0.5 million and a $2.7 million, respectively, decline in the fair value of these loans held for sale, net of related hedge and net of estimated potential default losses.

      o Other income reflects, among other items, fees from advisory services, servicing income and referral fees for loans and other products from the Bank. Other income was 27 percent and 17 percent lower during the quarter and nine months ended September 30, 2004, respectively, as compared to similar periods in 2003 due to a decrease of approximately $1.3 million in advisory services fees. During the quarter ended September 30, 2003, advisory fees were $1.5 million as a result of several key transactions closing during the quarter while $0.2 million was recognized in the quarter ending September 30, 2004. The decrease in advisory services fees was partially offset by a $0.4 million increase in referral fees from loans and other products relating to the alliance agreement with Bank of America due to higher referral volume during the quarter and nine months ended September 30, 2004. Other income also increased during the nine months ended September 30, 2004 compared to the same period in 2003 due to billings of property management fees to affiliated entities using CNL-Capital for property management services.

Expenses

Expenses increased for the quarter ended September 30, 2004 compared to the same period in 2003 due to impairment losses relating to the properties and loans in the portfolio as a result of financial difficulties and defaults by borrowers and tenants. Lower property expenses and bad debts on accounts receivables partially offset the increase in impairment losses. General operating and administrative expenses increased for the quarter ended September 30, 2004 as compared to the same period in 2003 due mainly to increased commission expense in 2004 relating to higher volume of new originations of real estate properties and increased gains on sales from the Investment Property Sales Program.

Expenses decreased for the nine months ended September 30, 2004 from the comparable period in 2003. General operating and administrative expenses were lower due to the Company's initiative of outsourcing some functions. Property expenses and impairment losses relating to the properties and loans in the portfolio were lower due to less financial difficulties and defaults by borrowers and tenants during the nine months ended September 30, 2004. Interest expense was lower as a result of the $10 million pay down on the Subordinated Note Payable and the related decrease of the interest rate on this facility from
8.5 percent to 7.0 percent in January 2004. Interest expense also decreased because the Company terminated a fair value hedge in December 2003 and unwound a portion of a cash flow hedge during this year eliminating or reducing interest expense on the hedge instruments, as described below.

General   operating   and   administrative   expenses   consist   primarily   of
payroll-related, legal and other professional expenses. The following tables illustrate the comparative period expenses by segment:

                                                                 For the quarters ended September 30,
         General operating and administrative                             % of                        % of
            expenses by segment (in Millions)               2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

         CNL-Investments                                 $   1.7            27%      $     1.7           30%
         CNL-Capital                                         5.0            79             4.5           80
         Other company results and consolidating
            eliminations                                    (0.4)           (6)           (0.6)         (10)
                                                         -----------     --------    ------------    ---------

              Total general operating and
                administrative expenses                  $   6.3           100%      $     5.6          100%
                                                         ===========     ========    ============    =========


                                                               For the nine months ended September 30,
         General operating and administrative                             % of                         % of
            expenses by segment (in Millions)               2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

         CNL-Investments                                 $    6.1           31%      $    7.6           38%
         CNL-Capital                                         14.9           76           14.3           71
         Other company results and consolidating
            eliminations                                     (1.5)          (7)          (1.8)          (9)
                                                         -----------     --------    ------------    ---------
              Total general operating and
                administrative expenses                  $   19.5          100%      $   20.1         100%
                                                         ===========     ========    ============    =========

      o CNL-Investments' general operating and administrative expenses remained constant during the quarter ended September 30, 2004 as compared to the same period in 2003 while for the nine months ended September 30, 2004, this segment reported a 20 percent decrease in general operating and administrative expenses over the comparable period in 2003. The decline in expenses during the nine month period was the result of transferring certain financial and strategic functions, including transferring certain employees relating to the management of the external portfolios, to a subsidiary of CFG, an affiliate.

      o CNL-Capital's general operating and administrative expenses increased during the quarter and nine months ended September 30, 2004 as compared with similar periods in 2003 due mainly to increased commission expense in 2004 relating to higher volume of new originations of real estate properties and increased gains on sales from the Investment Property Sales Program.

Interest expense constitutes one of the most significant operating expenses. A portion of interest expense is also included in operating results from discontinued operations. Components of interest expense from continuing operations are as follows:

                                                                 For the quarters ended September 30,
         Interest expense by segment (in                                  % of                        % of
            Millions)                                       2004          Total         2003          Total
                                                          ----------     --------    ------------    ---------

         CNL-Investments                                  $    7.4          61%      $    6.9           54%
         CNL-Capital                                           4.7          39            5.9           46
         Other company results and consolidating
            eliminations                                       0.1          --           (0.1)          --
                                                          ----------     --------    ------------    ---------
              Total interest expense                      $   12.2         100%      $   12.7          100%
                                                          ==========     ========    ============    =========


                                                                For the nine months ended September 30,
         Interest expense by segment (in                                  % of                        % of
            Millions)                                       2004          Total         2003          Total
                                                          ----------     --------    ------------    ---------

         CNL-Investments                                  $   21.8          60%      $    20.7          54%
         CNL-Capital                                          14.1          39            18.0          47
         Other company results and consolidating
            eliminations                                       0.2           1            (0.5)         (1)
                                                          ----------     --------    ------------    ---------
              Total interest expense                      $   36.1         100%      $    38.2         100%
                                                          ==========     ========    ============    =========


      o CNL-Investments had an increase in interest expense for the quarter and nine months ended September 30, 2004 from the comparable periods in 2003 due to CNL-Investments issuing bonds payable in December 2003 and May 2004, collateralized by approximately $46.6 million of mortgage loans.

      o CNL-Capital had a 20 percent and 22 percent decrease in interest expense for the quarter and nine months ended September 30, 2004, respectively, from the comparable periods in 2003. The decrease in interest expense was partially the result of the $10 million pay down on the Subordinated Note Payable and the related decrease of the interest rate on this facility from 8.5 percent to 7.0 percent in January 2004. Interest expense also decreased because CNL-Capital paid down the Mortgage Warehouse Facility by approximately $12.3 million in December 2003 when it sold the mortgage loans receivable to CNL-Investments, as described above. As a result of the sale of these mortgage loans receivable, CNL-Capital terminated the fair value hedge associated with the mortgage loans receivable and eliminated the interest expense on the hedge instrument. Interest expense also decreased because CNL-Capital unwound a portion of a cash flow hedge this year, as further described below.

Depreciation and amortization expenses primarily reflect the level of assets invested in leased properties held by CNL-Investments. A portion of these expenses are also reflected as a component of discontinued operations.

CNL-Capital recorded a loss on termination of cash flow hedge of $0.9 million for the nine months ended September 30, 2004. In conjunction with the Company paying margin calls of approximately $5.8 million, as described above in "Liquidity and Capital Resources -- CNL-Capital -- Indebtedness -- Note Payable," the Company unwound a portion of its cash flow hedge to comply with its hedge agreement. No such loss was recorded during the same period in 2003.

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

                                                                 For the quarters ended September 30,
         Impairments and provisions on                                    % of                        % of
            assets (in Millions)                            2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

         CNL-Investments                                 $    1.7           85%      $  (0.1)           (7%)
         CNL-Capital                                          0.3           15           1.5           107
                                                         -----------     --------    ------------    ---------
              Total impairments and provisions
                on assets                                $    2.0          100%      $   1.4           100%
                                                         ===========     ========    ============    =========


                                                               For the nine months ended September 30,
         Impairments and provisions on                                    % of                        % of
            assets (in Millions)                            2004          Total         2003          Total
                                                         -----------     --------    ------------    ---------

         CNL-Investments                                 $    2.8           80%      $     1.4          23%
         CNL-Capital                                          0.7           20             4.6          77
                                                         -----------     --------    ------------    ---------
              Total impairments and provisions
                on assets                                $    3.5          100%      $     6.0         100%
                                                         ===========     ========    ============    =========


      o CNL-Investments recorded impairment provisions of $1.7 million and $2.8 million for the quarter and nine months ended September 30, 2004, respectively, excluding impairments on properties treated as discontinued operations as described below. This segment recorded $1.4 million in impairment provisions for the nine months ended September 30, 2003, and recorded a $0.1 million net recovery of previously written off loans during the quarter ended September 30, 2003. CNL-Investments recorded a provision for loan losses of $0.6 million during the quarter ended September 30, 2004 as a result of American
          Restaurant Group ("ARG") declaring bankruptcy in October 2004. The impairments recorded during 2004 and 2003 related primarily to properties previously leased to Chevy's, which declared bankruptcy in 2003, and properties leased to ARG. The impairments represented the difference between the net carrying value of the properties and their estimated fair values.

      o CNL-Capital recorded provisions for loan losses of $0.7 million and $3.3 million for the quarter and nine months ended September 30, 2003, respectively, associated with non-performing loans. CNL-Capital did not record similar provisions during the comparable periods in 2004. CNL-Capital also recorded $0.3 million and $0.7 million in bad debts for the quarter and nine months ended September 30, 2004, respectively, compared to $0.8 million and $1.3 million for the quarter and nine months ended September 30, 2003, respectively. Bad debt expense relates to receivables that management does not believe are recoverable.

Discontinued Operations

The Company accounts for revenues and expenses arising from discontinued operations pursuant to Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires that sales of real estate, or the designation of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from disposition, and any income or expenses associated with these real estate assets, are included in the income statement as discontinued operations. CNL-Capital's Investment Property Sales program, a vital piece of its ongoing operating strategy, falls under this guidance. Therefore, gains from properties sold under the Investment Property Sales program are included as discontinued operations. Income and expenses associated with Investment Property Sales program assets are also included in discontinued operations. In addition, CNL-Investments has designated certain real estate assets as held for sale and has included income and expenses associated with the assets as well as the gain or loss from any dispositions of these assets as discontinued operations for all periods presented.

During 2002, the Company purchased the operations of certain restaurants. In December 2003, the Company decided to dispose of these restaurant operations. All operating results relating to these restaurant operations have been recorded as discontinued operations.

The table below illustrates the treatment of discontinued operations by segment:

                                                            For the quarters ended       For the nine months ended
     Income from discontinued operations                         September 30,                 September 30,
       by segment (in Millions)                               2004          2003           2004             2003
                                                            ----------    ----------    ------------     -----------

     CNL-Investments discontinued operations:
          Losses from operations                            $ (1.0)       $   (2.6)     $   (1.6)        $   (3.8)
          Gains on disposal                                    2.9             0.8           4.9              1.7
     CNL-Capital discontinued operations:
          Earnings from operations                             2.6             2.0           5.8              5.1
          Gains on disposal                                   11.5             6.6          25.5             19.8
          Income tax provision                                (4.4)            0.0          (7.6)             0.0
                                                            ----------    ----------    ------------     -----------
            Total income from discontinued operations        $11.6        $    6.8      $   27.0          $  22.8
                                                            ==========    ==========    ============     ===========

      o Losses from discontinued operations of CNL-Investments include impairment provisions of $0.6 million and $1.0 million for the quarter and nine months ended September 30, 2004 as compared to $2.9 million and $5.3 million for the quarter and nine months ended September 30, 2003, respectively. The earnings from discontinued operations of CNL-Capital include impairment provisions of $0.4 million for the nine months ended September 30, 2004, compared with $1.0 million in impairments provisions during the nine months ended September 30, 2003. Included in the impairments is a $0.4 million impairment provision recorded by CNL-Investments in September 2004 to reduce the net carrying value of its investment in the restaurant operations based on negotiations with a prospective buyer as described above in "Liquidity and Capital Resources - CNL-Investments-Liquidity Risk". However, upon the sale of the restaurant operations, the Company will recognize $0.9 million in gains on sales of properties that had been previously deferred in accordance with generally accepted accounting principles. All other impairments relate primarily to properties designated as held for sale or sold through September 30, 2004.

      o Restaurant operations within CNL-Investments, which are recorded as discontinued operations, posted operating losses of $0.3 million and $0.5 million during the quarters and nine months ended September 30, 2004, respectively. This discontinued operations reported $0.3 million and $0.2 million in operating earnings during the quarter and nine months ended September 30, 2003, respectively. The decline in operating results was due to increased operating expenses.

      o Gains on disposal of properties of CNL-Investments were higher during the quarter and nine months ended September 30, 2004 as compared to the same periods in 2003. During the quarter and nine months ended September 30, 2004, CNL-Investments sold two and three properties, respectively, with gains exceeding $1.0 million per property. Although CNL-Capital sold 101 properties during the nine months ended September 30, 2004 compared to 126 properties during comparable period in 2003, in 2004 CNL-Capital reduced its reliance on outside brokers to sell its properties increasing the average gain per property.

Income Tax Provision

The Company is primarily treated as a REIT and generally records no tax expense. However, effective January 1, 2001, the activities of CNL-Capital and certain activities of CNL-Investments are taxable pursuant to rules governing TRSs. CNL-Capital had not reflected an income tax provision from inception through December 31, 2003 as a result of the recognition of deferred tax assets subject to valuation allowances. In December 2003, CNL-Capital reversed the remaining valuation allowance. CNL-Capital recorded income tax provisions of $4.4 million and $7.6 million for the quarter and nine months ended September 30, 2004, respectively, which were recorded in discontinued operations as shown in the table above. CNL-Capital anticipates recording income tax provisions in future quarters to the extent it generates taxable earnings.

As of September 30, 2004, the CNL-Investments' TRS had a deferred tax asset of $0.6 million. This TRS has not yet consistently generated any taxable income. Therefore, CNL-Investments has established a valuation allowance to completely offset the deferred tax asset.

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

Item 4.  Controls and Procedures.

Quarterly Evaluation. Management carried out an evaluation as of September 30, 2004 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which management refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (the "Commission") require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this quarterly report.

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

Conclusions. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004 and subject to the limitations noted above, the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to management, including the Company's Chief Executive Officer and Chief Financial Officer.

During the quarter ended September 30, 2004, there were no significant changes in the Company's internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company's internal control for financial reporting.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings. Inapplicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
             Inapplicable.

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

                 3.2 Third Amended and Restated Bylaws of CNL Restaurant Properties, Inc. (included as Exhibit 3.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

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

         Dated this 9th day of November, 2004.


                                      CNL RESTAURANT PROPERTIES, INC.


                                       By:  /s/ Curtis B. McWilliams
                                            -----------------------------
                                            CURTIS B. MCWILLIAMS
                                            Chief Executive Officer
                                            (Principal Executive Officer)


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

                 3.2 Third Amended and Restated Bylaws of CNL Restaurant Properties, Inc. (included as Exhibit 3.2 to the Registrant's Form 10-Q for the quarter ended Jun 30, 2004 and incorporated herein by reference).

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